Form 10-Q
period 1996-09-30
SANTA ANITA REALTY ENTERPRISES INC; SANTA ANITA OPERATING CO
filed 1996-11-13
CIK 314661, 313749

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
               For the transition period from __________ to __________

    Commission file number 0-9109               Commission file number 0-9110

 SANTA ANITA REALTY ENTERPRISES, INC.           SANTA ANITA OPERATING COMPANY
--------------------------------------     ------------------------------------
(Exact name of registrant as specified          (Exact name of registrant as
            in its charter)                        specified in its charter)


              Delaware                                  Delaware
--------------------------------------     ------------------------------------
   (State or other jurisdiction of            (State or other jurisdiction of
    incorporation or organization)             incorporation or organization)

             95-3520818                                 95-3419438
--------------------------------------     ------------------------------------
 (I.R.S. Employer Identification No.)       (I.R.S. Employer Identification No.)

 301 West Huntington Drive, Suite 405             285 West Huntington Drive
       Arcadia, California 91007                  Arcadia, California 91007
--------------------------------------     ------------------------------------
   (Address of principal executive             (Address of principal executive
     offices including zip code)                 offices including zip code)

           (818) 574-5550                              (818) 574-7223
--------------------------------------     ------------------------------------
    (Registrant's telephone number,            (Registrant's telephone number,
         including area code)                       including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                    ----     ----

The number of shares outstanding of each of the issuers' classes of common stock, as of the close of business on November 5, 1996 were:

Santa Anita Realty Enterprises, Inc.        11,497,700
Santa Anita Operating Company               11,385,200

                    SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

                                                                        Page No.
PART I.    FINANCIAL INFORMATION                                            3

           THE SANTA ANITA COMPANIES

            Combined Balance Sheets as of September 30, 1996 and            4
             December 31, 1995

            Combined Statements of Operations for the three months          5
             and nine months ended September 30, 1996 and 1995

            Combined Statements of Cash Flows for the nine months           6
             ended September 30, 1996 and 1995

           SANTA ANITA REALTY ENTERPRISES, INC.

            Consolidated Balance Sheets as of September 30, 1996 and        7
             December 31, 1995

            Consolidated Statements of Operations for the three             8
             months and nine months ended September 30, 1996 and
             1995

            Consolidated Statements of Cash Flows for the nine              9
             months ended September 30, 1996 and 1995

           SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

            Consolidated Balance Sheets as of September 30, 1996 and       10
             December 31, 1995

            Consolidated Statements of Operations for the three            11
             months and nine months ended September 30, 1996 and
             1995

            Consolidated Statements of Cash Flows for the nine             12
             months ended September 30, 1996 and 1995

           NOTES TO FINANCIAL STATEMENTS                                   13

           MANAGEMENTS' DISCUSSION AND ANALYSIS OF                         16
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS

PART II.   OTHER INFORMATION                                               22

SIGNATURES                                                                 25

                    SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                   FORM 10-Q

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996


PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

   The accompanying balance sheets as of September 30, 1996 and December 31, 1995 of The Santa Anita Companies (the "Companies"), Santa Anita Realty Enterprises, Inc. ("Realty") and Santa Anita Operating Company and Subsidiaries ("Operating Company"), the statements of operations for the three months and nine months ended September 30, 1996 and 1995, and the related statements of cash flows for the nine months ended September 30, 1996 and 1995, were prepared by management and, except for the balance sheet as of December 31, 1995, are unaudited. In the opinion of management, the accompanying financial statements include all adjustments, including normal recurring items, considered necessary for a fair presentation.

   The following financial statements should be read in conjunction with the accompanying notes and the Joint Annual Report on Form 10-K of Realty and Operating Company for the year ended December 31, 1995.

                           THE SANTA ANITA COMPANIES

                            COMBINED BALANCE SHEETS


                                           SEPTEMBER 30,   DECEMBER 31,
                                               1996            1995
                                           -------------   -------------
                                            (Unaudited)
ASSETS
Real estate assets
  Santa Anita Racetrack, less
   accumulated depreciation
   of $20,905,000 and $20,216,000            $ 9,344,000    $  9,030,000
  Commercial properties, less
   accumulated depreciation
   of $4,164,000 and $3,631,000                9,871,000      10,342,000
  Commercial properties to be sold,
   less accumulated depreciation
   of $3,947,000 and $16,737,000              13,167,000      27,337,000
  Investments in and advances to
   unconsolidated joint ventures               1,370,000       3,166,000
  Real estate loans receivable                10,795,000      10,954,000
                                             -----------    ------------
                                              44,547,000      60,829,000

Cash and cash equivalents                     17,951,000      13,877,000
Accounts receivable                            2,479,000       3,771,000
Prepaid expenses and other assets              9,487,000       6,494,000
Investment in Pacific Gulf Properties Inc.             -      12,967,000
Property, plant and equipment, less
 accumulated depreciation of
 $27,579,000 and $24,968,000                  19,586,000      19,233,000
                                             -----------    ------------
                                             $94,050,000    $117,171,000
                                             ===========    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Real estate loans payable                  $  22,188,000    $  28,389,000
Bank loans payable                             1,091,000       22,685,000
Accounts payable                               6,051,000       11,208,000
Other liabilities                             14,334,000       16,990,000
Income taxes                                           -          326,000
Dividends payable                              2,451,000        2,254,000
Deferred revenues                              1,103,000        2,379,000
Deferred income taxes                          1,229,000        1,239,000
                                           -------------    -------------
                                              48,447,000       85,470,000
                                           -------------    -------------
Shareholders' equity
  Preferred stock, $.10 par value;
   authorized 6,000,000 shares; 867,343
   shares designated as Series A
   Redeemable Preferred Stock, 867,343
   shares issued and outstanding                 174,000                -
  Common stock, $.10 par value;
   authorized 19,000,000 shares;
   issued and outstanding 11,385,200
   and 11,270,500 shares                       2,277,000        2,253,000
  Additional paid-in capital                 149,104,000      136,552,000
  Unearned compensation expense                 (676,000)      (1,209,000)
  Retained earnings (deficit)               (105,276,000)    (105,895,000)
                                           -------------    -------------
                                              45,603,000       31,701,000
                                           -------------    -------------
                                           $  94,050,000    $ 117,171,000
                                           =============    =============

See accompanying notes.

                           THE SANTA ANITA COMPANIES

                       COMBINED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                            THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                           ----------------------------------   --------------------------------
                                                1996               1995              1996             1995
                                           ---------------   ----------------   --------------   ---------------
                                                                (Restated)                         (Restated)
Revenues
 Horse racing                                 $ 6,418,000       $  6,133,000       $58,390,000     $ 58,307,000
 Rental property                                1,638,000          2,218,000         5,625,000        6,473,000
 Interest and other                               384,000            482,000         1,457,000        1,592,000
                                              -----------       ------------       -----------     ------------
                                                8,440,000          8,833,000        65,472,000       66,372,000
                                              -----------       ------------       -----------     ------------

Costs and expenses
 Horse racing operating costs                   5,384,000          4,952,000        40,583,000       39,385,000
 Rental property operating
   expenses                                       627,000            686,000         1,999,000        1,921,000
 Depreciation and amortization                    447,000          1,001,000         3,904,000        5,703,000
 General and administrative                     2,895,000          1,915,000         8,187,000        7,500,000
 Interest and other                               527,000          1,156,000         2,231,000        3,572,000
 Losses from unconsolidated
   joint ventures                                 451,000            378,000           989,000        1,314,000
 Costs of equity offering                               -                  -                 -          750,000
 Card club option write-off                             -          2,000,000                 -        2,000,000
 Program for disposition of
   non-core real estate assets                          -         34,500,000                 -       34,500,000
                                              -----------       ------------       -----------     ------------
                                               10,331,000         46,588,000        57,893,000       96,645,000
                                              -----------       ------------       -----------     ------------

Net income (loss)                             $(1,891,000)      $(37,755,000)      $ 7,579,000     $(30,273,000)
                                              ===========       ============       ===========     ============

Weighted average common shares and
 common share equivalents outstanding          11,547,556         11,270,500        11,363,526       11,194,883
                                              ===========       ============       ===========     ============
Net income (loss) per common share and
 common share equivalent                      $      (.16)      $      (3.35)      $       .67     $      (2.70)
                                              ===========       ============       ===========     ============
Dividends declared per common share
 and common share equivalent                  $       .20       $        .20       $       .60     $        .60
                                              ===========       ============       ===========     ============

See accompanying notes.

                           THE SANTA ANITA COMPANIES

                       COMBINED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (Unaudited)

                                                                          1996             1995
                                                                      -------------   --------------
                                                                                        (Restated)
Cash flows from operating activities:
  Net income (loss)                                                      $  7,579,000     $(30,273,000)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                                        3,904,000        5,703,000
       Amortization of unearned compensation expense                          533,000          469,000
       Equity in losses of unconsolidated joint ventures                      989,000        1,314,000
       Equity in earnings from investment in
           Pacific Gulf Properties Inc.                                             -         (261,000)
       Card club option write-off                                                   -        2,000,000
       Program for disposition of non-core real estate assets                       -       34,500,000
       Deferred income taxes                                                 (404,000)          68,000
       Net (decrease) increase in certain other assets                       (121,000)       1,140,000
       Net decrease in certain other liabilities                           (9,021,000)     (10,157,000)
                                                                         ------------     ------------
  Net cash provided by operating activities                                 3,459,000        4,503,000
                                                                         ------------     ------------

Cash flows from investing activities:
  Payments received on loans receivable                                       175,000          343,000
  Additions and improvements to real estate assets                         (1,864,000)      (2,028,000)
  Additions to property, plant and equipment                               (2,964,000)      (3,246,000)
  Additions to certain other assets                                        (2,306,000)      (4,055,000)
  Investments in and advances to unconsolidated joint ventures             (1,111,000)      (2,280,000)
  Capital distributions from unconsolidated joint ventures                  1,918,000        1,887,000
  Sale of Pacific Gulf Properties Inc. common stock                        12,139,000                -
  Sale of non-core real estate assets                                      16,436,000                -
  Dividends received from Pacific Gulf Properties Inc. in 1995                      -          918,000
                                                                         ------------     ------------
  Net cash provided by (used in) operating activities                      22,423,000       (8,461,000)
                                                                         ------------     ------------

Cash flows from financing activities:
  Proceeds from bank loans payable                                                  -        4,400,000
  Repayment of real estate loans payable                                   (6,201,000)        (444,000)
  Repayment of bank loans payable                                         (21,594,000)        (589,000)
  Dividends paid                                                           (6,763,000)      (6,712,000)
  Issuance of common and preferred stock                                   12,716,000                -
  Exercise of stock options                                                    34,000                -
  Issuance of common stock from restricted stock awards                             -           13,000
                                                                         ------------     ------------
  Net cash used in financing activities                                   (21,808,000)      (3,332,000)
                                                                         ------------     ------------
Net increase (decrease) in cash and cash equivalents                        4,074,000       (7,290,000)

Cash and cash equivalents at beginning of year                             13,877,000       15,094,000
                                                                         ------------     ------------
Cash and cash equivalents at September  30,                              $ 17,951,000     $  7,804,000
                                                                         ============     ============

See accompanying notes.

                     SANTA ANITA REALTY ENTERPRISES, INC.
                                BALANCE SHEETS

                                           SEPTEMBER 30,    DECEMBER 31,
                                                1996            1995
                                           --------------   -------------
                                            (Unaudited)
ASSETS
Real estate assets
   Santa Anita Racetrack, less
    accumulated depreciation
    of $20,905,000 and $20,216,000          $  9,344,000    $  9,030,000
   Commercial properties, less
    accumulated depreciation
    of $4,646,000 and $4,068,000              12,531,000      13,047,000
   Commercial properties to be sold,
    less accumulated depreciation
    of $5,295,000 and $18,085,000             13,482,000      27,652,000
   Investments in and advances to
    unconsolidated joint ventures              1,370,000       3,166,000
   Real estate loans receivable               10,795,000      10,954,000
                                           ------------    ------------
                                             47,522,000      63,849,000


Cash and cash equivalents                     15,330,000         167,000
Accounts receivable                              405,000         658,000
Prepaid expenses and other assets              9,086,000       5,726,000
Investment in Pacific Gulf Properties Inc.             -      12,967,000
                                            ------------    ------------

                                            $ 72,343,000    $ 83,367,000
                                            ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Real estate loans payable                   $ 22,188,000    $ 28,389,000
Bank loans payable                                     -      20,950,000
Accounts payable                                 744,000         420,000
Other liabilities                              5,222,000       5,274,000
Dividends payable                              2,473,000       2,277,000
Due to Operating Company                       5,197,000         415,000
                                            ------------    ------------
                                              35,824,000      57,725,000
                                            ------------    ------------
Shareholders' equity
   Preferred stock, $.10 par value;
    authorized 6,000,000 shares; 867,343
    shares designated as Series A
    Redeemable Preferred Stock, 867,343
    shares issued and outstanding                 87,000               -
   Common stock, $.10 par value;
    authorized 19,000,000 shares;
    issued and outstanding 11,497,700
    and 11,383,000 shares                      1,150,000       1,138,000
   Additional paid-in capital                130,343,000     118,881,000
   Retained earnings (deficit)               (95,061,000)    (94,377,000)
                                            ------------    ------------
                                              36,519,000      25,642,000
                                            ------------    ------------
                                            $ 72,343,000    $ 83,367,000
                                            ============    ============

See accompanying notes.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                            THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                           ----------------------------------   --------------------------------
                                                1996              1995              1996              1995
                                           --------------   -----------------   -------------   ----------------
                                                               (Restated)                          (Restated)
Revenues
 Rent from Racetrack                         $   427,000        $    375,000      $ 9,134,000      $  9,227,000
 Shopping centers                                689,000           1,168,000        2,638,000         3,398,000
 Office buildings                                949,000           1,050,000        2,987,000         3,075,000
 Interest and other                              314,000             416,000        1,182,000         1,170,000
                                             -----------        ------------      -----------      ------------
                                               2,379,000           3,009,000       15,941,000        16,870,000
                                             -----------        ------------      -----------      ------------

Costs and expenses
 Shopping centers                                173,000             204,000          704,000           714,000
 Office buildings                                454,000             482,000        1,295,000         1,207,000
 Depreciation and amortization                   224,000             811,000        1,338,000         2,944,000
 General and administrative                    1,280,000           1,229,000        3,070,000         2,725,000
 Interest and other                              502,000           1,074,000        2,202,000         3,312,000
 Losses from unconsolidated joint
   ventures                                      451,000             378,000          989,000         1,314,000
 Costs of equity offering                              -                   -                -           700,000
 Card club option write-off                            -           2,000,000                -         2,000,000
 Program for disposition of
   non-core real estate assets                         -          34,500,000                -        34,500,000
                                             -----------        ------------      -----------      ------------
                                               3,084,000          40,678,000        9,598,000        49,416,000
                                             -----------        ------------      -----------      ------------
Net income (loss)                            $  (705,000)       $(37,669,000)     $ 6,343,000      $(32,546,000)
                                             ===========        ============      ===========      ============
Weighted average common shares and
 common share equivalents
 outstanding                                  11,660,056          11,383,000       11,476,026        11,307,383
                                             ===========        ============      ===========      ============
Net income (loss) per common share
 and common share equivalent                 $     (.06)        $      (3.31)     $       .55      $      (2.88)
                                             ===========        ============      ===========      ============
Dividends declared per common share
 and common share equivalent                 $       .20        $        .20      $       .60      $        .60
                                             ===========        ============      ===========      ============

See accompanying notes.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (Unaudited)

                                                                           1996             1995
                                                                      ---------------   --------------
                                                                                          (Restated)
Cash flows from operating activities:
  Net income (loss)                                                      $  6,343,000     $(32,546,000)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                                        1,338,000        2,944,000
       Equity in losses of unconsolidated joint ventures                      989,000        1,314,000
       Equity in earnings from investment in
           Pacific Gulf Properties Inc.                                             -         (261,000)
       Card club option write-off                                                   -        2,000,000
       Program for disposition of non-core real estate assets                       -       34,500,000
       Net increase in certain other assets                                (1,527,000)        (489,000)
       Net increase (decrease) in certain other liabilities                   271,000         (185,000)
                                                                         ------------     ------------
  Net cash provided by operating activities                                 7,414,000        7,277,000
                                                                         ------------     ------------

Cash flows from investing activities:
  Payments received on loans receivable                                       175,000          343,000
  Additions and improvements to real estate assets                         (1,864,000)      (2,028,000)
  Additions to certain other assets                                        (2,306,000)      (4,055,000)
  Investments in and advances to unconsolidated joint ventures             (1,111,000)      (2,280,000)
  Capital distributions from unconsolidated joint ventures                  1,918,000        1,887,000
  Sale of Pacific Gulf Properties Inc. common stock                        12,139,000                -
  Sale of non-core real estate assets                                      16,436,000                -
  Dividends received from Pacific Gulf Properties Inc. in 1995                      -          918,000
                                                                         ------------     ------------
  Net cash provided by (used in) investing activities                      25,387,000       (5,215,000)
                                                                         ------------     ------------


Cash flows from financing activities:
  Proceeds from bank loans payable                                                  -        4,400,000
  Repayment of real estate loans payable                                   (6,201,000)        (444,000)
  Repayment of bank loans payable                                         (20,950,000)               -
  Increase in due to Operating Company                                      4,782,000        1,604,000
  Dividends paid                                                           (6,830,000)      (6,779,000)
  Issuance of common and preferred stock                                   11,530,000                -
  Exercise of stock options                                                    31,000                -
  Issuance of common stock from restricted stock awards                             -           13,000
                                                                         ------------     ------------
  Net cash used in financing activities                                   (17,638,000)      (1,206,000)
                                                                         ------------     ------------
Net increase in cash and cash equivalents                                  15,163,000          856,000

Cash at beginning of year                                                     167,000        2,251,000
                                                                         ------------     ------------
Cash and cash equivalents at September 30,                               $ 15,330,000     $  3,107,000
                                                                         ============     ============

See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                           SEPTEMBER 30,    DECEMBER 31,
                                                1996            1995
                                           --------------   -------------
                                             (Unaudited)
ASSETS
Current assets
   Cash and cash equivalents                 $ 2,621,000     $13,710,000
   Accounts receivable                         2,074,000       3,113,000
   Prepaid expenses and other assets             410,000         777,000
   Due from Realty                             5,197,000         415,000
                                             -----------     -----------
     Total current assets                     10,302,000      18,015,000

Investment in common stock of Realty           2,122,000       2,122,000
Property, plant and equipment, less
 accumulated depreciation of                  19,586,000      19,233,000
 $27,579,000 and $24,968,000                 -----------     -----------
                                             $32,010,000     $39,370,000
                                             ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                          $ 5,307,000     $10,788,000
   Other liabilities                           9,090,000      11,693,000
   Bank loans payable                            928,000         868,000
   Income taxes                                        -         326,000
                                             -----------     -----------
     Total current liabilities                15,325,000      23,675,000

Bank loans payable                               163,000         867,000
Deferred revenues                              1,103,000       2,379,000
Deferred income taxes                          1,229,000       1,239,000
                                             -----------     -----------
                                              17,820,000      28,160,000
                                             -----------     -----------

Shareholders' equity
   Preferred stock, $.10 par value;
    authorized 6,000,000 shares; 867,343
    shares designated as Series A
    Redeemable Preferred Stock, 867,343
    shares issued and outstanding                 87,000               -
   Common stock, $.10 par value;
    authorized 19,000,000 shares;
    issued and outstanding 11,385,200
    and 11,270,500 shares                      1,139,000       1,127,000
   Additional paid-in capital                 21,826,000      20,736,000
   Unearned compensation expense                (676,000)     (1,209,000)
   Retained earnings (deficit)                (8,186,000)     (9,444,000)
                                             -----------     -----------
                                              14,190,000      11,210,000
                                             -----------     -----------

                                             $32,010,000     $39,370,000
                                             ===========     ===========

See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                            THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                           ----------------------------------   -------------------------------
                                                 1996              1995              1996             1995
                                           ----------------   ---------------   --------------   --------------
Revenues
 Wagering commissions                          $ 3,398,000       $ 3,010,000       $39,009,000      $38,760,000
 Admission related                               3,020,000         3,123,000        19,381,000       19,547,000
 Interest and other                                131,000           136,000           519,000          537,000
                                               -----------       -----------       -----------      -----------
                                                 6,549,000         6,269,000        58,909,000       58,844,000
                                               -----------       -----------       -----------      -----------

Costs and expenses
 Horse racing operating costs                    5,384,000         4,952,000        40,583,000       39,385,000
 Depreciation and amortization                     238,000           233,000         2,611,000        2,888,000
 General and administrative                      1,615,000           686,000         5,117,000        4,825,000
 Interest                                           64,000           130,000           206,000          308,000
 Rental expense to Realty                          427,000           375,000         9,134,000        9,227,000
                                               -----------       -----------       -----------      -----------
                                                 7,728,000         6,376,000        57,651,000       56,633,000
                                               -----------       -----------       -----------      -----------

Net income (loss)                              $(1,179,000)      $  (107,000)      $ 1,258,000      $ 2,211,000
                                               ===========       ===========       ===========      ===========

Weighted average common shares and
 common share equivalents outstanding           11,547,556        11,270,500        11,363,526       11,194,883
                                               ===========       ===========       ===========      ===========
Net income (loss) per common share
 and common share equivalent                   $      (.10)      $      (.01)      $       .11      $       .20
                                               ===========       ===========       ===========      ===========

See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (Unaudited)

                                                   1996            1995
                                               -------------   ------------
Cash flows from operating activities:
  Net income                                   $  1,258,000    $ 2,211,000
  Adjustments to reconcile net income
   to net cash used in operating
   activities:
       Depreciation and amortization              2,611,000      2,888,000
       Amortization of unearned
        compensation expense                        533,000        469,000
       Deferred income taxes                       (404,000)        68,000
       Net decrease in certain other
        assets                                    1,406,000      1,629,000
       Net decrease in certain other
        liabilities                              (9,292,000)    (9,972,000)
                                               ------------    -----------
  Net cash used in operating activities          (3,888,000)    (2,707,000)
                                               ------------    -----------
Cash flows from investing activities:
  Additions to property, plant and
   equipment                                     (2,964,000)    (3,246,000)
                                               ------------    -----------


Cash flows from financing activities:
  Repayment of bank loans payable                  (644,000)      (589,000)
  Increase in due from Realty                    (4,782,000)    (1,604,000)
  Issuance of common and preferred stock          1,186,000              -
  Exercise of stock options                           3,000              -
                                               ------------    -----------
  Net cash used in financing activities          (4,237,000)    (2,193,000)
                                               ------------    -----------

Net decrease in cash and cash
 equivalents                                    (11,089,000)    (8,146,000)

Cash and cash equivalents at beginning
 of year                                         13,710,000     12,843,000
                                               ------------    -----------
Cash and cash equivalents at September 30,     $  2,621,000    $ 4,697,000
                                               ============    ===========

See accompanying notes.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - INTERIM PERIOD ACCOUNTING POLICY

     Operating Company records operating revenues associated with thoroughbred horse racing at Santa Anita Racetrack on a daily basis, except for season admissions which are recorded ratably over the racing season. Costs and expenses associated with thoroughbred horse racing revenues are charged against income in those interim periods in which the thoroughbred horse racing revenues are recognized. Other costs and expenses are recognized as they actually occur throughout the year. The rental fee paid by Operating Company to Realty is recognized by both Realty and Operating Company as it is earned. Certain prior period amounts have been reclassified to conform to current period presentation.

     In the opinion of management, all adjustments (including normal recurring items) considered necessary for the fair presentation of financial position, results of operations and cash flows have been included.

NOTE 2 - DISPOSITION OF NON-CORE REAL ESTATE ASSETS

     Effective January 1, 1996, Realty adopted Financial Accounting Standard ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". FAS No. 121 requires that impairment losses be recorded on long-lived assets used in operations when events or changes in circumstances indicate that the undiscounted cash flows to be generated by these assets are less than their carrying amount. FAS No. 121 also requires that long-lived assets to be disposed of be reported at the lower of their carrying amount or fair value, less cost to sell.

     During 1995, Realty adopted a plan to dispose of its non-core real estate assets and, accordingly, reduced the book value of these assets to their estimated realizable values, resulting in a nonrecurring charge of $38,500,000 ($34,500,000 of which was recorded in the three months ended September 30, 1995). In accordance with FAS No. 121, no depreciation was recorded in the three and nine months ended September 30, 1996, relating to the non-core real estate assets. The three and nine months ended September 30, 1996 includes income of $222,000 and $967,000 relating to the non-core real estate assets.

     In June 1996, Realty completed the sale of the three neighborhood shopping centers located in Phoenix, Arizona, for $8,103,000, net of commissions and fees. In August 1996, Realty completed the sale of the office building located in Upland, California, for $1,419,000, net of commissions and fees. In September 1996, Realty completed the sale of the office building located in Santa Ana, California, for $6,914,000 net of commissions and fees. No gain or loss was recorded on these sales.

NOTE 3 - INVESTMENT IN PACIFIC GULF PROPERTIES INC.

     As of December 31, 1995, Realty owned 784,419 shares of Pacific Gulf Properties Inc. ("Pacific") common stock and, effective January 1, 1996, accounted for its investment under the cost method of accounting. Previously, Realty accounted for its investment under the equity method of accounting. Realty changed its method of accounting since it determined it did not have the ability to exercise significant influence.

     In May 1996, Realty sold its shares of Pacific common stock pursuant to the terms of an underwritten, registered public offering, at a gross selling price of $16.375 per share. The loss on sale of Pacific common stock of $850,000 was offset by adjustment of the reserve for disposition of non-core real estate assets.

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

     Realty's investments in unconsolidated joint ventures include investments in the following commercial real estate ventures at September 30, 1996:

                    NAME           OWNERSHIP       PROJECT
             -------------------   ---------    -------------
             Anita Associates        50%        Regional mall
             H-T Associates          50%        Regional mall
             Joppa Associates        33-1/3%    Retail

          Realty owns a 50% interest in H-T Associates, whose only asset is a 65% ownership interest in a regional mall, effectively giving Realty a 32.5% ownership interest.

          During the 1995 fourth quarter, Realty reevaluated its consolidation policy with respect to 50% owned joint ventures that had been previously consolidated. Realty determined that it did not have sufficient involvement in these joint ventures to warrant consolidation and reported these joint ventures on the equity method at December 31, 1995. All prior period financial statements and disclosures have been restated to conform to this presentation. The restatement had no effect on reported net income for the nine months ended September 30, 1995 or shareholders' equity as of September 30, 1995, but did have the effect of reducing Realty's assets and liabilities by $59,854,000 at September 30, 1995, and of reducing Realty's revenues and expenses by $9,423,000 for the nine months ended September 30, 1995.

          Combined condensed financial statement information for unconsolidated joint ventures as of September 30, 1996 and December 31, 1995, and for the nine months ended September 30, 1996 and 1995, is as follows (unaudited except for financial statement information as of December 31, 1995):

                                       SEPTEMBER 30,     DECEMBER 31,
                                           1996              1995
                                      ---------------   ---------------

     Real estate assets                 $259,043,000      $258,952,000
                                        ============      ============

     Liabilities
       Secured real estate loans        $241,727,000      $242,332,000
       Other                               4,715,000         5,515,000
                                        ------------      ------------
                                        $246,442,000      $247,847,000
                                        ============      ============

     Partners' equity
       Realty                           $  6,148,000      $  6,157,000
       Others                              6,453,000         4,948,000
                                        ------------      ------------
                                        $ 12,601,000      $ 11,105,000
                                        ============      ============


                                       NINE MONTHS ENDED SEPTEMBER 30,
                                             1996              1995
                                        ------------      ------------
                                                           (Restated)

     Revenues                           $ 27,850,000      $ 26,268,000
                                        ============      ============

     Net Loss
       Realty                           $   (989,000)     $ (1,314,000)
       Others                             (2,469,000)       (2,816,000)
                                        ------------      ------------
                                        $ (3,458,000)     $ (4,130,000)
                                         ============      ============

NOTE 5 - SANTA ANITA ENTERTAINMENT CENTER

    In April 1996, Realty withdrew its Specific Plan for the development of an Entertainment Center on underutilized land at the Santa Anita Racetrack, due to the unfavorable conditions that were likely to be imposed on the Specific Plan by the City of Arcadia. Realty is continuing to evaluate alternative initiatives with respect to development of the property. At September 30, 1996, "Prepaid Expenses and Other Assets" in the Realty Balance Sheet includes $5,621,000 of Entertainment Center development costs associated with entitlement, planning and leasing activities.

NOTE 6 - TRANSACTION WITH COLONY INVESTORS II, L.P.

    On August 19, 1996, the Companies announced a major transaction with Colony Investors II, L.P. ("Colony"), a $625 million, Los Angeles based real estate investment company administered by Colony Capital, Inc., which will invest, over time, a total of $138 million. The transaction is subject to shareholder approval.

    As an initial step of the investment, on September 5, 1996, Colony acquired 112,700 newly issued shares of paired common stock and 867,343 newly issued paired shares of Series A Redeemable Preferred Stock of Realty and Operating Company for $12.7 million, resulting in an ownership interest in the Companies of 8%.

    Upon shareholder approval of the transaction, Realty and Operating Company will contribute substantially all of their assets into newly formed limited liability company subsidiaries (LLCs) in exchange for LLC units and Colony will contribute $125.6 million of cash (which contribution will be made from time to time, but by no later than October 1, 1998) in exchange for LLC units, representing an interest in the LLCs of up to 40.2%. LLC units will be exchangeable for, at the option of the Companies, paired shares of common stock on a one-for-one basis, the equivalent in cash or a combination of the two. Substantially all future business activities of Realty and Operating Company will be conducted through the LLCs as operating entities.

    In the event shareholder approval of the exchange of preferred shares for common shares is not obtained, Colony will have the option of exchanging its paired preferred shares for cash and a six-month note at the then current trading price of paired share common stock, including payment of any unpaid dividends.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SANTA ANITA REALTY ENTERPRISES, INC.

   The following narrative discusses Realty's results of operations for the third quarter and nine months ended September 30, 1996 and 1995, together with liquidity and capital resources as of September 30, 1996.

   RESULTS OF OPERATIONS - THIRD QUARTER 1996 COMPARED WITH THIRD QUARTER 1995

   Realty's revenues are derived principally from the rental of real property. Total revenues for the three months ended September 30, 1996 were $2,379,000, compared with $3,009,000 for the three months ended September 30, 1995, a decrease of 20.9%. The lower 1996 revenues were due primarily to a decrease in rental revenues from shopping center and office building real estate investments.

   Rental revenues from shopping center and office building real estate investments in 1996 were $1,638,000, a decrease of 26.1% from revenues of $2,218,000 in 1995. The decrease in 1996 was due primarily to the sale of the three neighborhood shopping centers located in Phoenix, Arizona, on June 3, 1996, and the office buildings located in Upland, California, on August 13, 1996, and in Santa Ana, California, on September 27, 1996.

   Costs and expenses for 1996 were $2,855,000, excluding executive severance of $229,000 included in general and administrative expense, a decrease of 31.7% from costs and expenses of $4,178,000 in 1995, excluding unusual items totaling $36,500,000. The decrease resulted primarily from decreases in depreciation and amortization expense of $587,000 and interest and other expense of $572,000.

   The decrease in depreciation and amortization expense was due to no depreciation expense being taken in 1996 on the assets held for sale, which treatment is in accordance with FAS No. 121. The decrease in interest expense is due primarily to payoff of the mortgage loan on the Santa Ana office building in November 1995, payoff of the mortgage loans on the three Phoenix shopping centers in May 1996, and pay down of borrowings under the revolving credit agreement in May 1996, utilizing proceeds from the sale of Pacific common stock.

   RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH
           NINE MONTHS ENDED SEPTEMBER 30, 1995

   Total revenues for the nine months ended September 30, 1996 were $15,941,000, compared with $16,870,000 for the nine months ended September 30, 1995, a decrease of 5.5%. The lower 1996 revenues were due primarily to a decrease in rental revenues from shopping center and office building real estate investments.

   The most significant source of rental revenue is the lease of Santa Anita Racetrack. Racetrack rental revenues for 1996 were $9,134,000, a decrease of 1.0% from revenues of $9,227,000 in 1995. The decrease in rental revenues was due to a decrease in on-track and California satellite wagering, partially offset by an increase in total wagering which resulted from an increase in the number of days Santa Anita Racetrack operated as a satellite wagering facility.

   Rental revenues from shopping center and office building real estate investments in 1996 were $5,625,000, a decrease of 13.1% from revenues of $6,473,000 in 1995. The decrease in 1996 was due primarily to the sale of the three neighborhood shopping centers located in Phoenix, Arizona, on June 3, 1996, and the office buildings located in Upland, California, on August 13, 1996, and in Santa Ana, California, on September 27, 1996.

   Costs and expenses for 1996 were $9,369,000, excluding executive severance of $229,000 included in general and administrative expense, a decrease of 23.3% from costs and expenses of $12,216,000 in 1995, excluding unusual items totaling $37,200,000. The decrease resulted primarily from decreases in depreciation and amortization expense of $1,606,000, and interest and other expense of $1,110,000.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH
       NINE MONTHS ENDED SEPTEMBER 30, 1995 (CONTINUED)

   The decrease in depreciation and amortization expense was due to no depreciation expense being taken in 1996 on the assets held for sale, which treatment is in accordance with FAS No. 121. The decrease in interest expense is due to payoff of the mortgage loan on the Santa Anita office building in November 1995, payoff of the mortgage loans on the three Phoenix shopping centers in May 1996, and paydown of borrowings under the revolving credit agreement in May 1996, utilizing proceeds from the sale of Pacific common stock.

   LIQUIDITY AND CAPITAL RESOURCES

   Realty has funds available from a combination of short- and long-term sources. Short-term sources included cash and cash equivalents of $15,330,000 at September 30, 1996.

   The increase in cash and cash equivalents for the nine months ended September 30, 1996 was $15,163,000, compared with an increase in cash and cash equivalents of $856,000 for the nine months ended September 30, 1995. The comparative increase in cash and cash equivalents of $14,307,000 was attributable to an increase of $137,000 in cash provided by operating activities and an increase of $30,602,000 in cash provided by investing activities, partially offset by an increase of $16,432,000 in cash used in financing activities.

   The increase in cash provided by operating activities of $137,000 was due primarily to a decrease in interest expense of $1,110,000, equity offering costs of $700,000 in 1995, and an increase in other liabilities, primarily accounts payable and accrued liabilities, of $271,000 in 1996, compared with a decrease in other liabilities, primarily accounts payable and accrued liabilities, of $185,000 in 1995. These increases in cash provided were partially offset by a decrease in shopping center and office building operating income of $926,000, due to sale of non-core real estate assets, and an increase in other assets, primarily accounts receivable and prepaid expenses, of $1,527,000 in 1996 compared with an increase in other assets, primarily accounts receivable and prepaid expenses, of $489,000 in 1995.

   The increase in cash provided by investing activities of $30,602,000 in 1996 was due primarily to cash received on the sale of Pacific common stock of $12,139,000 and on the sale of non-core real estate assets of $16,436,000, a decrease of $1,749,000 in additions to certain other assets, primarily the purchase of the option on the Bell casino in 1995, partially offset by an increase in expenditures associated with development of the Santa Anita Entertainment Center, and a decrease of $1,169,000 in investments in and advances to unconsoldiated joint ventures. The increases in cash provided were partially offset by dividends of $918,000 received from Pacific in 1995.

   The increase in cash used in financing activities of $16,432,000 in 1996 was due primarily to repayment of borrowings under the revolving credit agreement of $20,950,000 in 1996, compared with additional borrowings under the revolving credit agreement of $4,400,000 in 1995 and to an increase in repayment of mortgage loans payable of $5,757,000. These increases in cash used were partially offset by the issuance of common and preferred stock of $11,530,000 in connection with the Colony transaction and by an increase in intercompany payables of $3,178,000.

   In January 1996, Realty's revolving credit agreement with a commercial bank was extended to June 30, 1996 and available borrowings were reduced to $20,000,000. In June 1996, the revolving credit agreement was further extended to February 1, 1997. At September 30, 1996, there were no outstanding borrowings under this facility. Borrowings bear interest, at Realty's option, at the prime rate, at LIBOR plus 1%, or at the six-month certificate of deposit rate plus 1%. Effective July 1, 1996, the interest rate spread on LIBOR and certificate of deposit based borrowings was increased to 1 1/4%. Realty's Racetrack rental revenues have been pledged as collateral under the credit agreement.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

   The revolving credit agreement contains a restriction on the payment of dividends, in any twelve-month period, to the greater of $.80 per share or the minimum amount necessary to maintain Realty's status as a real estate investment trust or to avoid the imposition of federal income tax or excise tax. Realty's current dividend policy is in compliance with this dividend restriction. Additionally, at September 30, 1996, Realty was in compliance with the other financial ratio and maintenance restrictions.

SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

   The following narrative discusses Operating Company's results of operations for the three and nine months ended September 30, 1996 and 1995 together with liquidity and capital resources as of September 30, 1996.

   RESULTS OF OPERATIONS -- THIRD QUARTER 1996 COMPARED WITH THIRD QUARTER 1995

   Operating Company derives its revenues from thoroughbred horse racing activities. Horse racing revenues in the third quarter of 1996 were $6,418,000, up 4.6% from $6,133,000 in 1995, primarily due to Santa Anita acting as a satellite wagering facility for the Los Angeles County Fair Association race meeting at Fairplex Park in Pomona, California ("Fairplex").

   In the third quarter ended September 30, Santa Anita Racetrack operated 16 days in 1996 and 20 days in 1995 as a satellite wagering facility for Hollywood Park. Total attendance as a satellite wagering facility was down 31.5% while average daily attendance was down 14.4% compared with the year ago period.
Total wagering was down 24.9% while average daily wagering was down 6.2% for the third quarter of 1996 compared with the same period last year.

   Also, in the third quarter ended September 30, Santa Anita Racetrack operated 43 days in 1996 and 43 days in 1995 as a satellite wagering facility for Del Mar. Total and average daily attendance as a satellite wagering facility were down 6.2%, in the third quarter of 1996 compared with the year ago period.
Total and average daily wagering were up 0.3%, for the third quarter of 1996 compared with the year ago period.

   In addition, in the third quarter ended September 30, Santa Anita Racetrack operated 19 days in 1996 as a satellite wagering facility for Fairplex. Total attendance as a satellite wagering facility was 44,753. Total wagering was $12,309,000. As this is the first year Santa Anita Racetrack has operated as a satellite wagering facility for Fairplex, there are no comparable amounts for the year ago period.

   Management anticipates that the movement from on-track attendance and wagering to off-site is likely to continue. The growth rate in off-site wagering is dependent primarily upon such factors as Operating Company's ability to access new markets and the removal of various legal barriers which inhibit entry into such markets.

   Horse racing operating costs in the third quarter of 1996 were $5,384,000 (or 83.9% of horse racing revenues) compared with $4,952,000 (or 80.7% of horse racing revenues) in the same period last year. The operating margin decline in the third quarter of 1996 compared with the same period last year was primarily due to management's decision to enhance the appearance of Santa Anita Racetrack by performing additional repair and maintenance projects.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   RESULTS OF OPERATIONS -- THIRD QUARTER 1996 COMPARED WITH THIRD QUARTER 1995
       (CONTINUED)

   Depreciation expense in the third quarter of 1996 was $238,000, or $5,000 higher than the $233,000 in the comparable period last year. General and administrative expenses were $764,000 (excluding $851,000 in executive severance) in the third quarter of 1996, an increase of 11.4% from the $686,000 in the comparable period last year due to increased shareholder related expenses and insurance costs for the quarter. Interest expense decreased to $64,000 in the third quarter of 1996 from $130,000 in the third quarter of 1995.

   Rental expense to Realty was $427,000 in the third quarter of 1996 compared with $375,000 in the same period last year. The 13.9% increase in rental expense was primarily due to the increase in total wagering which resulted from an increase in the number of race days Santa Anita Racetrack operated as a satellite wagering facility. Under the lease terms between LATC and Realty, LATC pays to Realty 1.5% of the on-track wagering on live races at Santa Anita Racetrack and 26.5% of its wagering commissions from all satellite wagering.

   RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH
         THE NINE MONTHS ENDED SEPTEMBER 30, 1995

   Horse racing revenues in the first nine months of 1996 were $58,390,000, up 0.1% from $58,307,000 in 1995, primarily due to an increase in sublease revenues and an increase in the number of days Santa Anita Racetrack operated as a satellite wagering facility, partially offset by fewer live race days and lower on-track attendance and wagering.

   In the first nine months of 1996, live thoroughbred horse racing at Santa Anita Racetrack totaled 82 days compared with 83 days in the same period last year. Total and average daily on-track attendance at the live racing events in the first nine months of 1996 were down 5.5% and 4.3% from the comparable year ago period. Total and average daily wagering in the first nine months of 1996 were up 4.6% and 5.8% compared with the same period last year. The major components of the wagering mix changed in the first nine months of 1996 compared with same period last year as follows: total and average daily on-track wagering decreased 4.4% and 3.3%; total and average daily wagering at Southern California satellite locations decreased 4.5% and 3.3%; total and average daily wagering at out-of-state locations increased 35.4% and 37.1%; and total and average wagering at Northern California locations decreased 5.4% and 4.2%.

   Also, in the first nine months of the year, Santa Anita Racetrack operated 129 days in 1996 and 111 days in 1995 as a satellite wagering facility for Hollywood Park, Del Mar and Fairplex. Total attendance as a satellite wagering facility was up 2.4% while average daily attendance was down 12.6% compared with the year ago period. Total wagering was up 6.9% while average daily wagering was down 8.9% for the first nine months of 1996 compared with the same period last year.

   Management anticipates that the movement from on-track attendance and wagering to off-site is likely to continue. The growth rate in off-site wagering is dependent primarily upon such factors as Operating Company's ability to access new markets and the removal of various legal barriers which inhibit entry into such markets.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH
       THE NINE MONTHS ENDED SEPTEMBER 30, 1995 (CONTINUED)

   Horse racing operating costs in the first nine months of 1996 were $40,583,000 (or 69.5% of horse racing revenues) compared with $39,385,000 (or 67.5% of horse racing revenues) in the same period last year. The operating margin decline in the first nine months of 1996 compared with the same period last year was due to management's decision to enhance the appearance of Santa Anita Racetrack by performing additional repair and maintenance projects and to a refinement of Operating Company's method of determining annual fixed costs and charging those costs and expenses against income when thoroughbred horse racing revenues are recognized.

   Depreciation expense in the first nine months of 1996 was $2,611,000, or $277,000 lower than the $2,888,000 in the comparable period last year. The 1995 depreciation expense includes an accelerated depreciation charge of $432,000 on the Santa Anita Racetrack turf course, which was replaced in April 1995.
General and administrative expenses were $4,266,000 (excluding $851,000 of executive severance) in the first nine months of 1996, a decrease of 11.6% from $4,825,000 in the comparable period last year due to lower shareholder related expenses and administrative salaries. Interest expense decreased to $206,000 in the first nine months of 1996 from $308,000 in the first nine months of 1995.

   Rental expense to Realty was $9,134,000 in the first nine months of 1996 compared with $9,227,000 in the same period last year. The decrease in rental expense of 1.0% was due to a decrease in on-track and California satellite wagering, partially offset by an increase in total wagering which resulted from an increase in the number of days Santa Anita Racetrack operated as a satellite wagering facility. Under the lease terms between LATC and Realty, LATC pays to Realty 1.5% of the on-track wagering on live races at Santa Anita Racetrack and 26.5% of its wagering commissions from all satellite wagering.

   SEASONALITY

   Operating Company's operations are subject to seasonal fluctuations. Operating Company recognizes the majority of its revenues in the first quarter due to live racing activity at Santa Anita Racetrack. Therefore, the results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

   LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 1996, Operating Company's sources of liquidity included cash and cash equivalents of $2,621,000, together with a verbal commitment from Realty to provide up to $10,000,000 in short-term borrowings. As a part of this commitment, Realty has guaranteed an Operating Company capital lease of $1,091,000. Operating Company's ability to utilize Realty's line of credit is dependent upon Realty's liquidity and capital resources. (See Item 2. "Managements' Discussion and Analysis of Financial Condition and Results of Operations - Santa Anita Realty Enterprises, Inc. - Liquidity and Capital Resources"). For the nine months ending September 30, 1996, short-term investments earned interest income of $448,000.

   The cash balances and related interest income from short-term investments reflect seasonal variations associated with the Santa Anita meet. During the meet, large cash balances and short-term investments are maintained by LATC, including amounts to be disbursed for payment of license fees payable to the state, purses payable to horse owners and un-cashed winning pari-mutuel tickets payable to the public.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

   Operating Company generated $1,181,000 less cash from operations in the first nine months of 1996 compared with the same period last year. Net cash used by operating activities was $3,888,000 in 1996 compared with $2,707,000 in 1995. The decrease in cash from operations was primarily due to decreased revenues and the payment of California Franchise Taxes.

  Net cash used in investment activities was $2,964,000 in the first nine months of 1996 compared with $3,246,000 in the same period last year. The $282,000 decrease in cash used in investment activities was attributable to a lower level of capital improvements at Santa Anita Racetrack in 1996.

  Net cash used in financing activities was $4,237,000 in the first nine months of 1996 compared with net cash used in financing activities of $2,193,000 in the same period last year. The $2,044,000 increase in cash used in financing activities was attributable to the Operating Company prepayment of rent due to Realty, partially offset by the issuance of common and preferred stock of $1,186,000 in connection with the Colony transaction.

                    SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   On September 16, 1996, a purported class action complaint was filed by Crandon Capital Partners in the Chancery Court for New Castle County, Delaware, naming as defendants Santa Anita Operating Company, Santa Anita Realty Enterprises, Inc. (collectively, "The Companies") certain of The Companies' officers and directors and Colony Capital, Inc. On October 10, 1996, the complaint was amended and as amended, alleges that the terms of an announced proposed transaction with an affiliate of Colony Capital, Inc. ("Colony Transaction") are unfair and inadequate and that the individually named defendants have breached their fiduciary duties by failing to maximize value and provide an auction or market check of the Colony Transaction and by proceeding with the Colony Transaction. The complaint further alleges that Colony has knowingly aided and abetted the breaches of fiduciary duty. The suit seeks certification of the class, a preliminary and permanent injunction of the Colony Transaction, rescission of the Colony Transaction or an award of unspecified damages and an award of costs and expenses.

   On October 10, 1996, a purported class action complaint was filed by William Steiner in the Court of Chancery for New Castle County, Delaware, naming as defendants The Companies, certain of their officers and directors and Colony Capital, Inc. The complaint alleges breaches of fiduciary duties by the individually named defendants as a result of the proposed Colony Transaction by failing to undertake an evaluation of all offers to acquire or control The Companies, including an auction or market check and by failing to negotiate with all bidders. The complaint further alleges that Colony has knowingly aided and abetted the breaches of fiduciary duty. The suit seeks certification of the class, a preliminary and permanent injunction of the Colony Transaction, directives to discharge fiduciary duties, rescission of the Colony Transaction or an award of unspecified damages, directive to account for defendant profits and purported class damages and an award of costs and expenses.

   On October 17, 1996, a purported class action complaint was filed by Barbara
J. Gignac in the Superior Court for Los Angeles County, California, naming as defendants The Companies, certain of their officers and directors and Colony Capital, Inc. The complaint alleges breaches of fiduciary duties by the individually named defendants, as a result of the proposed Colony Transaction, for not conducting an auction for control of The Companies, not negotiating with other bidders, not making adequate and truthful disclosures and not acting independently. The suit seeks certification of the class, a preliminary and permanent injunction of the Colony Transaction, directives to the defendants to issue corrective disclosures and discharge fiduciary duties, a preliminary and permanent injunction of breaching fiduciary duties, compensatory damages of an unspecified amount, costs and expenses and punitive damages.

   The defendants believe the allegations in the complaints are without merit and intend to contest vigorously the claims asserted against them in these lawsuits.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

     Exhibit
     Number
     -------


        2 Form of Amended and Restated Formation Agreement dated as of October 24, 1996 among Santa Anita Realty Enterprises, Inc., Santa Anita Operating Company and Colony Investors II, L.P. (incorporated by reference to Exhibit 2 of the Current Report on Form 8-K of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company, dated October 24, 1996).

        4.1 Certificate of Designations of Series A Redeemable Preferred Stock of Santa Anita Realty Enterprises, Inc. (incorporated by reference to Exhibit N to Exhibit 2 of the Current Report of Form 8-K of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company, dated October 24, 1996).

        4.2 Certificate of Designations of Series A Redeemable Preferred Stock of Santa Anita Operating Company (incorporated by reference to Exhibit O to Exhibit 2 of the Current Report on Form 8-K of Santa Anita Realty Enterprises, Inc. and Santa Operating Company, dated October 24, 1996).

       10.1 Resignation and General Release Agreement dated August 16, 1996 between Santa Anita Operating Company and Stephen F. Keller.

       10.2 Resignation and General Release Agreement dated August 16, 1996 between Santa Anita Realty Enterprises, Inc. and Sherwood C. Chillingworth.

       10.3 Resignation and General Release Agreement dated August 30, 1996 between Santa Anita Operating Company, Santa Anita Realty Enterprises, Inc. and Richard D. Brumbaugh.

       10.4 Agreement to Terminate Employment Agreement and Severance Agreement dated as of August 16, 1996 between Santa Anita Realty Enterprises, Inc. and William C. Baker.

       10.5 Employment Agreement dated as of August 16, 1996 between Santa Anita Operating Company and William C. Baker.

       10.6 Stock Option Agreement dated as of August 18, 1996 between Santa Anita Operating Company and William C. Baker.

       10.7 Nonstatutory Stock Option Agreement dated as of August 18, 1996 between Santa Anita Operating Company and William C. Baker.

       27(a)    Financial Data Schedule for Santa Anita Realty Enterprises, Inc.

       27(b)    Financial Data Schedule for Santa Anita Operating Company.

(b)  Reports on Form 8-K.

     The following reports on Form 8-K have been filed by Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company:

     (i) Current Report, dated August 16, 1996, reporting "Other Events" pursuant to Item 5 of Form 8-K.

     (ii) Current Report, dated October 24, 1996, reporting "Other Events" pursuant to Item 5 of Form 8-K.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Realty and Operating Company have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

SANTA ANITA REALTY ENTERPRISES,              SANTA ANITA OPERATING COMPANY
 INC.





By:  /s/Brian L. Fleming                     By:  /s/William C. Baker
     ----------------------------                 ---------------------------
     Brian L. Fleming                             William C. Baker
     Acting President and                         Chairman of the Board and
     Chief Executive Officer and                  Chief Executive Officer
     Executive Vice President and                 (Principal Executive Officer)
     Chief Financial Officer
     (Principal Executive and
      Financial Officer)



     Date:  November 7, 1996                 Date:  November 7, 1996



By:  /s/Roger C. Allen                       By:  /s/Elizabeth P. Haug
     ---------------------                        -------------------------
     Roger C. Allen                               Elizabeth P. Haug
     Controller                                   Controller
     (Principal Accounting                        (Principal Financial and
      Officer)                                     Accounting Officer)




     Date:  November 7, 1996                 Date:  November 7, 1996