Form 10-K
period 1996-12-31
SANTA ANITA REALTY ENTERPRISES INC; SANTA ANITA OPERATING CO
filed 1997-04-15
CIK 314661, 313749

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

     COMMISSION FILE NUMBER 0-9109          COMMISSION FILE NUMBER 0-9110
 SANTA ANITA REALTY ENTERPRISES, INC.       SANTA ANITA OPERATING COMPANY
(EXACT NAME OF REGISTRANT AS SPECIFIED (EXACT NAME OF REGISTRANT AS SPECIFIED
            IN ITS CHARTER)                        IN ITS CHARTER)

               DELAWARE                               DELAWARE
       (STATE OF INCORPORATION)               (STATE OF INCORPORATION)

              95-3520818                             95-3419438
 (I.R.S. EMPLOYER IDENTIFICATION NO.)   (I.R.S. EMPLOYER IDENTIFICATION NO.)

 301 WEST HUNTINGTON DRIVE, SUITE 405         285 WEST HUNTINGTON DRIVE
       ARCADIA, CALIFORNIA 91007              ARCADIA, CALIFORNIA 91007
    (ADDRESS OF PRINCIPAL EXECUTIVE        (ADDRESS OF PRINCIPAL EXECUTIVE
      OFFICES INCLUDING ZIP CODE)            OFFICES INCLUDING ZIP CODE)

            (818) 574-5550                         (818) 574-7223
    (REGISTRANT'S TELEPHONE NUMBER,        (REGISTRANT'S TELEPHONE NUMBER,
         INCLUDING AREA CODE)                   INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

 SANTA ANITA REALTY ENTERPRISES, INC.       SANTA ANITA OPERATING COMPANY
     COMMON STOCK, $.10 PAR VALUE           COMMON STOCK, $.10 PAR VALUE
         (TITLE OF EACH CLASS)                  (TITLE OF EACH CLASS)

        NEW YORK STOCK EXCHANGE                NEW YORK STOCK EXCHANGE
    (NAME OF EACH EXCHANGE ON WHICH        (NAME OF EACH EXCHANGE ON WHICH
              REGISTERED)                            REGISTERED)

                     SANTA ANITA REALTY ENTERPRISES, INC.
                        PREFERRED STOCK PURCHASE RIGHTS
                               (TITLE OF CLASS)

                            NEW YORK STOCK EXCHANGE
                  (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                 NONE                                   NONE
         (TITLE OF EACH CLASS)                  (TITLE OF EACH CLASS)

  Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to the filing requirements for the past 90 days. Yes [X] No [_].

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _________.

  The aggregate market value of the paired voting stock of Santa Anita Realty Enterprises, Inc. and of Santa Anita Operating Company held by nonaffiliates on March 31, 1997 was $287,621,000.

  The number of shares of common stock, par value $.10 per share, outstanding as of March 31, 1997 for Santa Anita Realty Enterprises, Inc. was 11,586,375 and Santa Anita Operating Company was 11,495,675.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I..................................................................    3
    Item  1. Business...................................................     3
             Introduction...............................................     3
             Recent Developments........................................     3
             Realty.....................................................     4
             Summary Financial Information..............................     6
             Real Estate Investments....................................     7
             Santa Anita Racetrack......................................     8
             Santa Anita Fashion Park...................................     8
             Santa Anita Medical Plaza..................................     9
             Assets Sold or Held For Sale...............................    10
             Towson Town Center.........................................    10
             Joppa Associates...........................................    10
             Neighborhood Shopping Centers..............................    10
             Office Buildings...........................................    11
             Land.......................................................    11
             Pacific Gulf Properties Inc................................    11
             Management of Properties...................................    11
             Competitive and Other Conditions...........................    11
             Environmental Matters......................................    11
             Employees..................................................    12
             Seasonal Variations in Business............................    12
             Operating Company..........................................    12
             Santa Anita Racetrack......................................    13
             Wagering Commissions.......................................    13
             On-Track Wagering..........................................    14
             Satellite Wagering--Southern California....................    14
             Satellite Wagering--Northern California....................    14
             Satellite Wagering--Out-of-State (Commingled Pools)........    14
             Satellite Wagering--Out-of-State (Separate Pools)..........    14
             Competitive and Other Conditions...........................    18
             Dependence on Limited Number of Customers..................    18
             Employee and Labor Relations...............................    18
             Seasonal Variations in Business............................    19
             Income Tax Matters.........................................    19
             Special Considerations Regarding Forward Looking
             Statements.................................................    20
    Item  2. Properties.................................................    20
    Item  3. Legal Proceedings..........................................    21
    Item  4. Submission of Matters to a Vote of Security Holders........    21
 PART II.................................................................   22
             Market for Registrants' Common Equity and Related
    Item  5. Shareholder Matters........................................    22
    Item  6. Selected Financial Data....................................    23
    Item  7. Managements' Discussion and Analysis of Financial Condition
              and Results of Operations.................................    25
    Item  8. Financial Statements and Supplementary Data................    33
    Item  9. Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure..................................    33
 PART III................................................................   34
    Item 10. Directors and Executive Officers...........................    34
    Item 11. Executive Compensation.....................................    36
             Security Ownership of Certain Beneficial Owners and
    Item 12. Management.................................................    46
    Item 13. Certain Relationships and Related Transactions.............    47
 PART IV.................................................................   47
             Exhibits, Financial Statement Schedules and Reports on Form
    Item 14. 8-K........................................................    47
 SIGNATURES..............................................................   48
 INDEX TO FINANCIAL STATEMENTS...........................................   50
 INDEX TO FINANCIAL STATEMENT SCHEDULES..................................   51
 INDEX TO EXHIBITS.......................................................  125

                     SANTA ANITA REALTY ENTERPRISES, INC.

                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                    PART I

ITEM 1. BUSINESS

INTRODUCTION

  Santa Anita Realty Enterprises, Inc. ("Realty") and Santa Anita Operating Company ("Operating Company") are two separate companies, the stocks of which trade as a single unit under a stock-pairing arrangement on the New York Stock Exchange (symbol SAR). Realty and Operating Company were each incorporated in 1979 and are the successors of a corporation originally organized in 1934 to conduct thoroughbred horse racing in Southern California. As used herein, the terms "Realty" and "Operating Company" include wholly owned subsidiaries of Realty and Operating Company unless the context requires otherwise. References to "The Santa Anita Companies" or "Companies" refer to Realty and Operating Company, collectively. This document constitutes the annual report on Form 10-K for both Realty and Operating Company.

RECENT DEVELOPMENTS

  In August 1996, the Companies announced that they had entered into an agreement calling for a strategic alliance with Colony Investors II, L.P. ("Colony"), a Los Angeles-based real estate investment fund administered by Colony Capital, Inc. ("Colony Capital"). Pursuant to the strategic alliance, which was subject to shareholder approval, Colony would invest, over time, a total of $138 million in the Companies. Thomas J. Barrack, Jr., then a director of the Companies, is the Chief Executive Officer of Colony Capital. The strategic alliance did not involve a transfer of control of the Companies.

  Concurrent with the announcement of the strategic alliance with Colony, the Companies also announced the resignation of Operating Company's Chairman and Chief Executive Officer, the retirement of Realty's Vice Chairman and Executive Vice President, and the appointment of William C. Baker as Chairman and Chief Executive Officer of Operating Company and Brian L. Fleming as Acting Chief Executive Officer and President of Realty.

  In September 1996, as part of its investment, Colony acquired 112,700 shares of paired common stock and 867,343 shares of paired Series A Redeemable Preferred Stock ("Preferred Stock") for $12.716 million. The Companies and Colony contemplated that the Preferred Stock would be exchanged for paired common stock following shareholder approval of the transaction. Upon the occurrence of certain events, including termination of the agreement or closing of the transaction, Colony has the option to require the Companies to redeem the Preferred Stock for cash or a combination of cash and a promissory note. Colony was also entitled to a termination fee and reimbursement of expenses if the transaction was not closed.

  On October 1996, the Companies received an unsolicited offer from Koll Arcadia Investors, LLC ("KAI"), an investor group comprised of Apollo Real Estate Investors II, L.P. and principals of the Koll Company, seeking to acquire control of the Companies. In response to this proposal, the Boards of Directors of the Companies formed special committees of independent directors (the "Independent Committees") to review the proposal and other proposals of a strategic nature.

  In January 1997, the Companies and Colony revised their agreement to allow the Companies to enter into discussions and negotiations with third parties with respect to transactions that might involve a transfer of control or other transactions that would maximize shareholder value, and therefore would be inconsistent with the Colony strategic alliance. Thereafter, the Companies commenced a process in which interested parties were invited to make proposals to the Independent Committees, which indicated that they would respond to such parties once they had an opportunity to evaluate fully all proposals.

  In January and again in March 1997, KAI revised its offer. The March offer was announced simultaneously with an offer by Colony Capital. These offers, by their terms, expired March 28, 1997.

  On March 27, 1997, the Companies announced they had received confidential, written proposals from several strategic and financial buyers in addition to the previously described KAI and Colony Capital proposals and that, the Companies' Independent Committees and financial advisors had been authorized to commence final negotiations with selected potential buyers.

  On March 31, 1997, the August 17, 1996 agreement with Colony was terminated in accordance with its terms. The Companies paid the $4.5 million termination fee and expenses owed to Colony pursuant to the agreement.

REALTY

  Realty is incorporated under the laws of the State of Delaware. Realty's principal executive offices are located at 301 West Huntington Drive, Suite 405, Arcadia, California 91007.

  Realty operates as a real estate investment trust ("REIT") under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"). As such, Realty is principally engaged in investing in and holding real property. Realty is a self-administered equity REIT.

  Currently, Realty owns an approximate 400 acre parcel in Arcadia, California which is the site for the Santa Anita Park racetrack, a thoroughbred horse racing facility, the Santa Anita Fashion Park Mall, a 1.1 million square foot regional mall of which Realty owns a 50 percent interest in the operations, and Santa Anita Medical Plaza, a six story, 85,000 square foot medical office building owned by Realty. Additionally, Realty owns a 32.5 percent interest in the Towson Town Center mall in Towson, Maryland, a 50 percent interest in a parcel of land adjacent to the Towson Town Center mall, two neighborhood shopping centers, and a 24 acre undeveloped land parcel in Southern California, of which all but one neighborhood center and the undeveloped land parcel are in agreements to be sold to third parties. The neighborhood center and land parcel are held for sale by Realty.

  Over the past three years, Realty has undergone significant changes in its asset holdings and strategic direction. In November 1993, Realty entered into an agreement to sell its multifamily and industrial operations to its wholly owned subsidiary, Pacific Gulf Properties Inc. ("Pacific"), in conjunction with Pacific's proposed public offering of common stock and debentures. This asset disposition, which was completed in 1994, resulted in Realty paying down its lines of credit by $44.4 million and transferring certain debt in the amount of $53.7 million related to the apartment and industrial properties to Pacific. Realty also received 784,419 shares of common stock of Pacific (a 16.2% interest). The senior management of Realty prior to the restructuring became senior management of Pacific, and Realty commenced the hiring of new senior management in Spring 1994.

  Consistent with Realty's stated strategy in 1994 to focus on development of the Arcadia property as part of the Companies' strategic direction to grow The Santa Anita Companies into a premier gaming and entertainment concern with thoroughbred racing at its core, in March 1995, Realty filed an application with the City of Arcadia for entitlements for a 1.5 million square foot development on approximately 100 acres of land adjacent to the Santa Anita Park racetrack and the Santa Anita Fashion Park regional mall. As part of the planned development, Realty entered into a lease with a movie exhibitor for a 25 screen multiplex theater and negotiations with a variety of prospective tenants, including a large screen theater, book superstore and other specialty retail stores and restaurants. Realty formed a community advisory group to facilitate community acceptance of the project and continued to engage in negotiations with the City government regarding the entitlement process.

  In May 1995, Realty and Operating Company, with the assistance of two nationally recognized investment banking firms, filed for registration of an underwritten public offering of paired common stock, for which the proceeds were to be used to repay bank debt and to finance the initial phase of the proposed entertainment center. The offering was withdrawn in July 1995 because of insufficient market interest. Subsequent to this period, Realty pursued financing the proposed entertainment center on a joint venture basis but elected not to enter into a joint venture arrangement.

  In Fall 1995, management of Realty and Operating Company jointly met with the Boards of Directors to review the strategic issues facing the Companies. Issues discussed included the financing of the development of the entertainment center, the more effective utilization of the paired share structure of the Companies and the composition of Realty's asset portfolio. Realty's management and Board of Directors determined to dispose of selected real estate assets which were determined not to be part of the strategic direction of Realty. As a result of the planned sale of these non-core properties, Realty recognized in the 1995 third quarter a one-time non-cash charge of $26.3 million which charge reduced the book value of these assets to estimated realizable value. In the 1995 fourth quarter, an additional $4.0 million reduction in book value was recorded. See "Notes to Financial Statements--Note 3--Disposition of Non-Core Real Estate Assets." In addition, at this meeting, the Boards of Directors authorized management of Realty and Operating Company to retain Morgan Stanley & Co. Incorporated as a financial advisor to The Companies.

  Following meetings with managements of both Companies and further investigation and analyses, Morgan Stanley discussed strategic alternatives with the Boards of each of the Companies in February, 1996. Subsequent to those meetings, a committee of outside directors was formed to formulate recommendations concerning Realty's investments. As a consequence of the committee's meetings, the committee recommended that Mr. William C. Baker, a director of the Companies, be appointed Chairman of the Board and Chief Executive Officer of Realty and that the responsibilities and compensation of certain officers be modified. These changes took effect on April 1, 1996.

  In April 1996, Realty made the strategic decision to withdraw the 1.5 million square foot specific plan application which it had previously submitted in June 1995 to the City of Arcadia. This specific plan application concerned the development of a 1.5 million square foot retail/entertainment project on 100 acres of excess land at Santa Anita Park. The specific plan application withdrawal was made in reaction to significant mitigation costs and public use requirements likely to be imposed on the project by the City of Arcadia. Subsequent to the withdrawal, Realty continued development plans for the larger project. In September 1996, a new City general plan was adopted which provided for a commercial land use designation allowing 1.1 million square feet of commercial development. In November 1996, a public initiative was defeated which would have prevented development on the Realty property. After the defeat of this measure, Realty concluded that a smaller scale project would be supported by City management and not be subjected to mitigation costs and public use requests inherent in a larger project. Accordingly, Realty has reconfigured and downsized the project. The proposed development is in its early stages and its ultimate configuration and success, which is dependent on obtaining financing, entitlements and general economic conditions, cannot be determined. See Item 1. "Business--Special Considerations Regarding Forward Looking Statements."

  To date, Realty has disposed of seven of the assets in its portfolio of non-core assets held for sale and is in binding agreements to sell three additional assets in the disposition program, all three of which are anticipated at this time to close in the second quarter of 1997.

  See Item 1. "Business--Recent Developments" for an explanation of recent corporate developments at Realty.

  SUMMARY FINANCIAL INFORMATION

  The following table sets forth certain unaudited financial information with respect to Realty:

                       SUMMARY OF FINANCIAL INFORMATION

                                        YEAR ENDED DECEMBER 31,
                                -----------------------------------------------
                                 1996        1995     1994       1993    1992
                                -------    --------  -------    ------- -------
                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues......................  $19,184(b) $ 22,426  $26,232(c) $41,961 $35,967
Net income (loss) (d).........    1,332     (22,948)   5,256      1,840   9,318
Preferred stock dividends
 (a)..........................   12,368         --       --         --      --
Net income (loss) applicable
 to common shares.............  (11,036)    (22,948)   5,256      1,840   9,318
Funds from operations (e).....   12,690      13,147   14,224     17,093  17,345
Per common share:
  Net income (loss)...........     (.97)      (2.03)     .47        .16     .82
  Dividends paid..............      .80         .80     1.08       1.36    1.36
  Dividends declared..........      .80         .80      .94       1.36    1.36
Weighted average common shares
 outstanding..................   11,429      11,326   11,256     11,256  11,256

--------
(a) See "Notes to Financial Statements--Note 16--Redeemable Preferred Stock."
(b) The decline in revenues was due primarily to the sale of non-core real estate assets. See Item 1. "Business--Realty--Assets Sold or Held For Sale."
(c) The decline in revenues was due primarily to the sale of properties to Pacific. See Item 1. "Business--Realty--Assets Sold or Held For Sale-- Pacific Gulf Properties Inc."
(d) Net income (loss) for the years ended December 31, 1996, 1995, 1994 and 1993 each included several non-recurring items totaling a net charge of $6,219,000, $27,870,000, $1,782,000 and $5,240,000. Net income excluding nonrecurring charges was $7,551,000, $4,922,000, $7,038,000 and $7,080,000
    for the years ended December 31, 1996, 1995, 1994 and 1993.
(e) Calculated in accordance with the definition of funds from operations as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), except 1993 which excludes $5,734,000 received from the California Franchise Tax Board related to the settlement of certain state tax issues. Net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring, sales of property and nonrecurring items, plus depreciation and amortization (including Realty's portion of depreciation from unconsolidated joint ventures).

  REAL ESTATE INVESTMENTS

  Realty's portfolio of real estate investments is outlined below.

                       SUMMARY OF REAL ESTATE INVESTMENTS
                            AS OF DECEMBER 31, 1996

                               PERCENT LEASABLE   PERCENT  NET BOOK  ENCUMBRANCES
                               LEASED   AREA(A)  OWNERSHIP VALUE(B)      (C)
                               ------- --------- --------- --------  ------------
                                                              (IN THOUSANDS)
INVESTMENTS TO BE HELD
Racing Facility:
  Santa Anita Racetrack, Ar-
   cadia, California.........    100%  312 acres    100%   $ 9,180     $   --
                                                           =======     =======
Office Building:
  Medical Office Building,
   Arcadia, California.......     97   75,000       100    $12,026     $ 8,691
Land:
  Land underlying Fashion
   Park, Arcadia,
   California................    100   73 acres     100        346       3,678
                                                           -------     -------
                                                           $12,372     $12,369
                                                           =======     =======
INVESTMENTS TO BE SOLD(D)
Shopping Centers:
  Yorba Linda, California....     91   53,000       100    $ 3,893     $ 3,398
  Encinitas, California......     84   80,000       100      4,813       4,160
Land:
  Temecula, California.......    N/A   24 acres      50        280         480
                                                           -------     -------
                                                           $ 8,986     $ 8,038
                                                           =======     =======
INVESTMENTS IN UNCONSOLIDATED
 JOINT VENTURES
Anita Associates.........................................  $(3,966)
H-T Associates...........................................    4,047
Joppa Associates.........................................    2,216
                                                           -------
                                                           $ 2,297
                                                           =======
REAL ESTATE LOANS RECEIVABLE
Principal and accrued interest...........................  $13,147
Valuation allowance......................................   (2,473)
                                                           -------
                                                           $10,674
                                                           =======

--------
(a) Square feet except as indicated.
(b) Net book value (total cost of project less accumulated depreciation) at December 31, 1996.
(c) Amounts represent 100% of project encumbrances.
(d) During 1996, Realty sold four shopping centers and two office buildings.

  SANTA ANITA RACETRACK

  Santa Anita Racetrack, which is leased by Realty to Los Angeles Turf Club, Incorporated ("LATC"), a subsidiary of Operating Company, is located on approximately 312 acres, 14 miles northeast of downtown Los Angeles, adjacent to major transportation routes. LATC conducts one of the largest thoroughbred horse racing meets in the United States in terms of both average daily attendance and average daily pari-mutuel wagering.

  The Santa Anita Racetrack was opened for thoroughbred horse racing in 1934 by a group of investors led by Dr. Charles H. Strub. The Santa Anita Meet has been held at Santa Anita Racetrack each year since its founding except for three years during World War II. The physical plant consists of a large grandstand structure occupying approximately 970,000 square feet, stalls for approximately 2,000 horses, and a parking area covering approximately 128 acres which can accommodate approximately 20,000 automobiles. The grandstand facilities include clubhouse accommodations, a general admission area, and food and beverage facilities, which range from fast food stands to restaurants, both at outdoor terrace tables and indoor dining areas. The grandstand has seating capacity for 25,000 as well as standing room for additional patrons. The structure also houses Operating Company's executive and administrative offices. The grounds surrounding the grandstand are extensively landscaped and contain a European-style paddock and infield accommodations, including picnic facilities for special groups and the general public.

  During 1996, the lease rental payable to Realty by LATC was 1.5% of total live on-track wagering at Santa Anita Racetrack, including live on-track wagering during the meet conducted by Oak Tree Racing Association ("Oak Tree"). In addition, Realty receives 26.5% of LATC's revenues from satellite wagering (not to exceed 1.5% of such wagering) and the simulcasting of races originating from Santa Anita Racetrack after mandated payments to the State, to horse owners and to breeders. When LATC operates as a satellite for Hollywood Park Racetrack, Del Mar Racetrack and Pomona Fairplex, Realty receives 26.5% of LATC's wagering commissions as additional rent. The lease with LATC is scheduled to expire on December 31, 1999. The previous lease, which was in effect through 1994, provided for rent of 1.5% of the aggregate on-track wagering on live races at Santa Anita Racetrack and 40% of LATC's wagering commissions from satellite wagering on races originating at Santa Anita Racetrack. Accordingly, the rental income which Realty receives from Santa Anita Racetrack is directly affected by and dependent upon the racing activities and the wagering by patrons (see Item 1. "Business--Operating Company--Santa Anita Racetrack").

  The following table shows rental earned by Realty based on the rental formula under the LATC lease for the last five years:

                                              YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
                                       1996    1995       1994    1993    1992
                                      ------- -------    ------- ------- -------
                                      (IN THOUSANDS, EXCEPT FOR RACING DAYS)
Combined racing days.................     114     120        117     114     121
                                      ======= =======    ======= ======= =======
Rent from Racetrack.................. $10,861 $11,342(a) $13,070 $11,634 $12,683
                                      ======= =======    ======= ======= =======

--------
(a) The decrease in Rent from Racetrack in 1995 was primarily due to amended lease terms. If the amended lease terms had been in effect for the year ended December 31, 1994, racetrack rental revenues would have been $11,123,000.

  For a further description of thoroughbred horse racing operations, see Item
1. "Business--Operating Company--Santa Anita Racetrack."

  SANTA ANITA FASHION PARK

  Santa Anita Fashion Park is a completely enclosed, climate-controlled regional mall located adjacent to Santa Anita Racetrack with 1,102,000 square feet of leasable area. Fashion Park, apart from space occupied by anchor tenants, is owned and operated by a partnership, Anita Associates, of which Realty is a 50% limited partner. The general partner of Anita Associates is Hahn-UPI, which in turn is a limited partnership of which TrizecHahn Centers Inc., a developer of shopping centers, is the general partner.

  Fashion Park completed a significant expansion in August 1994, including the addition of a new 136,000 square foot Nordstrom store and an additional 40,000 square feet of mall stores. Other anchor tenants are Robinsons-May (165,000 square feet), J.C. Penney (215,000 square feet) and Macy's (188,000 square feet). Since 1994, new mall tenants include The Disney Store, Williams Sonoma, Ann Taylor, the Gap, Talbots Petites, Gymboree, Jacadi and California Pizza Kitchen. During 1993, the Robinsons-May store was expanded by approximately 40,000 square feet and a food court of approximately 13,000 square feet was completed and opened. Since 1994, each of the anchor department stores has completed a major remodeling of its store.

  In January 1994, Anita Associates refinanced its existing debt by entering into a secured loan agreement with an insurance company. Funding under the secured loan was made in two draws of $46,577,000 at 9.0% in January 1994 and $15,778,000 at 9.25% in December 1994. The secured loan is due in January 2003. At December 31, 1996, $60,381,000 was outstanding under the agreement.

  There are currently 133 tenants operating mall stores. Leases are generally seven to ten years with clauses providing for escalation of the basic rent every three years. Typically, leases with mall tenants are structured to provide Anita Associates with overage rents upon attainment by the tenant of certain sales levels, which are specified under the individual leases of the various stores. Overage rents represent a fixed percentage of the gross sales of a tenant less its base rent. With the addition of Nordstrom, Fashion Park has been able to attract higher quality mall tenants at higher annual rental rates.

  Realty has leased the land underlying Fashion Park to Anita Associates and to three of the major tenants of Fashion Park until 2037, with two additional ten-year option periods and one additional five-year option period. The ground rent was $527,000 annually until October 1996 when the annual rent increased to $795,000 through 2007. During the remaining 30-year term and the three additional option periods, the annual ground rent may be increased up to 25% based upon the appraised value of the land. Under the provisions of the ground leases, Anita Associates is responsible for real estate taxes and other operating expenses. Robinsons-May, J.C. Penney, Macy's and Nordstrom pay their own real estate taxes.

  The land underlying Fashion Park is security for a loan maturing in 2009 with a balance at December 31, 1996 of $3,678,000. Payments on this indebtedness, which is without recourse to Realty, are approximately $473,000 annually. The security to the lender also includes an assignment of the ground rents received by Realty and a collateral assignment of the ground leases.

  The following table contains certain information pertaining to the mall stores in Fashion Park (excluding major tenants):

                                                  YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                              1996   1995   1994   1993   1992
                                             ------ ------ ------ ------ ------
Number of mall tenants.....................     133    135    130    116    107
                                             ====== ====== ====== ====== ======
Average annual rental rates per square foot
 including overage rents...................  $23.13 $20.81 $19.78 $16.42 $16.98
                                             ====== ====== ====== ====== ======

  SANTA ANITA MEDICAL PLAZA

  Realty owns a medical office building located in Arcadia, California which is adjacent to Santa Anita Park. Office leases are typically for a period of five to ten years and are offered on a full-service gross basis. In addition, tenants are given a tenant improvement allowance and rental concessions in the form of additional tenant improvement allowances or free rent. At December 31, 1996, the medical office building was 100% occupied.

  ASSETS SOLD OR HELD FOR SALE

  Pursuant to the determination of the Board of Directors of Realty to dispose of certain assets, Realty sold a number of properties in 1996, has entered into contracts for sale of other properties (which transactions are scheduled to close in 1997) and continues efforts to sell other assets. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Santa Anita Realty Enterprises, Inc." for a discussion of the use of proceeds and anticipated use of proceeds of such sales and the impact of such sales on Realty's results of operations. The sales anticipated below are subject to a number of contractual conditions, including completion of due diligence by buyers that may affect whether and when the sales occur. See also
Item 1 "Business--Special Considerations Regarding Forward Looking
Statements."

    TOWSON TOWN CENTER

  Towson Town Center located in Towson, Maryland, is a 980,000 square-foot regional mall which opened in 1991. Realty is a 50% partner with TrizecHahn Centers Inc. in H-T Associates, a joint venture which owns a 65% interest in a partnership which owns the Towson Town Center. The anchor tenants at Towson Town Center are Nordstrom (224,000 square feet) and Hecht's (193,000 square feet) department stores.

  There are 165 other tenants operating mall stores with original lease terms varying up to 15 years. The average annual rental rate per square foot including overage rents was $33.96 per square foot for the operating mall stores. The mall tenant leases generally provide for escalation of the basic rent every three years and are structured to provide Towson Town Center with overage rents upon attainment by the tenant of certain sales levels, which are specified under the individual leases of the various stores. Overage rents represent a fixed percentage of the gross sales of a tenant less its base rent.

  Realty has executed joint and several guaranties of loans used to expand the Towson Town Center in the amount of $66,135,000. In January 1997, Realty entered into an agreement to sell its 50% partnership interest in H-T Associates to its partner (see "Notes to Financial Statements--Note 9-- Investments in Unconsolidated Joint Ventures"). Such sale is expected to close in the 1997 second quarter.

    JOPPA ASSOCIATES

  In 1988 Realty entered into a partnership for the acquisition and financing of real property to be used in the planned expansion of Towson Town Center. The partnership ceased development activities in 1995 and decided to sell the property. In 1996, the partnership entered into an agreement of sale, which is expected to close on June 30, 1997.

    NEIGHBORHOOD SHOPPING CENTERS

  Realty owns two neighborhood shopping centers located in Yorba Linda, California, and Encinitas, California. The Yorba Linda shopping center consists of two major stores, a fabric/craft retail store and a private preschool/grade school and also includes a variety of service and general merchandise stores and three restaurants. The Encinitas shopping center does not have a single major tenant but includes a variety of specialty stores, general merchandise and service stores and four restaurants. Leases on the properties range from two to ten years in duration but typically are from three to five years. They are generally triple net leases (tenant pays all operating costs, insurance and property taxes) and provide for future rental increases. At December 31, 1996, the average occupancy of the two shopping centers was 86%.

  In November 1995, Realty announced its intention to dispose of all of its neighborhood shopping centers and during 1996, Realty sold four such properties.

  In January 1997, Realty reached an agreement to sell the Yorba Linda neighborhood shopping center and anticipates closing of that sale in the 1997 second quarter. Realty continues its efforts to sell the Encinitas shopping center, and recently determined to spend approximately $1.7 million to renovate the center in anticipation of such sale.

    OFFICE BUILDINGS


  During 1996, Realty sold two general use office buildings.

    LAND

  Realty is a 50% partner in French Valley Ventures, a partnership which acquired 24 acres of unimproved land located in Temecula, California. In November 1995, Realty announced its intention to dispose of its interest in this property.

    PACIFIC GULF PROPERTIES INC.

  In November 1993, Realty entered into a Purchase and Sale Agreement to sell its multifamily and industrial operations to its wholly owned subsidiary, Pacific Gulf Properties Inc. ("Pacific"), in conjunction with Pacific's proposed public offering of common stock and debentures. (see "Notes to Financial Statements--Note 8--Investment in Pacific Gulf Properties Inc.").

  As a result of the sale to Pacific, Realty owned 784,419 shares (or approximately 16.2%) of Pacific's outstanding common shares. On May 30, 1996, Realty sold its shares of Pacific common stock, at a gross selling price of $16.375 per share, pursuant to the terms of an underwritten, registered public offering by Pacific.

  MANAGEMENT OF PROPERTIES

  Realty manages its neighborhood shopping centers and office building directly.

  COMPETITIVE AND OTHER CONDITIONS

  The regional shopping malls, neighborhood shopping centers and office building owned by Realty encounter significant competition from similar or larger regional shopping malls, shopping centers and office buildings developed and owned by other companies.

  Realty's income from its real estate assets is also affected by general economic conditions. Recessionary measures could adversely impact vacancy rates, the nature of Realty's tenants, the rents Realty is able to obtain from its tenants and its financial results.

  Realty's properties are located in Southern California, which is an area subject to earthquakes and, therefore, there can be no assurance that any earthquakes that may occur will not damage Realty's properties or negatively impact the financial position or results of operations of Realty.

  ENVIRONMENTAL MATTERS

  Under various federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of investigation, removal or remediation of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of a release of such substances at a disposal treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials ("ACMs") into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Companies may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property.

  EMPLOYEES

  At December 31, 1996, Realty employed 14 persons on a full-time basis.

  SEASONAL VARIATIONS IN BUSINESS

  Realty is subject to significant seasonal variation in revenues due primarily to the seasonality of thoroughbred horse racing. The following table presents unaudited quarterly results of operations for Realty during 1996 and 1995 (before preferred dividends):

                                             QUARTERS ENDED 1996
                                  -------------------------------------------
                                    MARCH     JUNE       SEPT.        DEC.
                                  ------------------- -----------  ----------
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues................... $   9,322 $   4,240 $     2,379  $    3,243
Costs and expenses...............     2,722     2,221       2,645       1,604
Interest and other...............       944       756         502         468
Strategic alliance costs.........       --        --          --        1,090
Arcadia development costs........       --        --          --        2,900
Program for disposition of non-
 core real estate assets.........       --        855          90       1,055
                                  --------- --------- -----------  ----------
Net income (loss)................ $   5,656 $     408 $      (858) $   (3,874)
                                  ========= ========= ===========  ==========
Net income (loss) per common
 share .......................... $     .50 $     .04 $      (.08) $     (.34)
                                  ========= ========= ===========  ==========
                                             QUARTERS ENDED 1995
                                  -------------------------------------------
                                    MARCH     JUNE       SEPT.        DEC.
                                  ------------------- -----------  ----------
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues................... $   9,066 $   4,795 $     3,009  $    5,556
Costs and expenses...............     3,227     2,713       3,169       2,994
Interest and other...............     1,120     1,118       1,074       1,009
Costs of equity offering.........       --        700         --          --
Card club option write-off.......       --        --        2,000         --
Program for disposition of non-
 core real estate assets.........       --        --       26,300       4,000
                                  --------- --------- -----------  ----------
Income (loss) before
 extraordinary gain..............     4,719       264     (29,534)     (2,447)
Extraordinary gain on early
 retirement of debt..............       --        --          --        4,050
                                  --------- --------- -----------  ----------
Net income (loss)................ $   4,719 $     264 $   (29,534) $    1,603
                                  ========= ========= ===========  ==========
Net income (loss) per common
 share
  Before extraordinary gain...... $     .42 $     .02 $     (2.59) $     (.22)
  Extraordinary gain.............       --        --          --          .36
                                  --------- --------- -----------  ----------
                                  $     .42 $     .02 $     (2.59) $      .14
                                  ========= ========= ===========  ==========

OPERATING COMPANY

  Operating Company is organized under the laws of the State of Delaware. Operating Company's principal executive offices are located at Santa Anita Racetrack, 285 West Huntington Drive, Arcadia, California 91007.

  Operating Company is engaged in thoroughbred horse racing. The thoroughbred horse racing operation is conducted by a wholly owned subsidiary of Operating Company, Los Angeles Turf Club, Incorporated ("LATC"), which leases the Santa Anita Racetrack from Realty.

  SANTA ANITA RACETRACK

  LATC conducts an annual 17-week thoroughbred horse racing meet which commences the day after Christmas and continues through mid-April (the "Santa Anita meet"). LATC conducts one of the largest thoroughbred horse racing meets in the United States in terms of both average daily attendance and average daily pari-mutuel wagering.

  LATC leases the Racetrack from Realty for the full year for a fee of 1.5% of total live on-track wagering at Santa Anita Racetrack, including live on-track wagering during the meet conducted by Oak Tree. In addition, LATC pays to Realty 26.5% of its revenues from satellite wagering (not to exceed 1.5% of such wagering) and the simulcasting of races originating from Santa Anita Racetrack after mandated payments to the State, to horse owners and to breeders. When LATC operates as a satellite for Hollywood Park Racetrack, Del Mar Racetrack and Pomona Fairplex, LATC pays to Realty 26.5% of its wagering commissions as additional rent. The lease with Realty is scheduled to expire on December 31, 1999. The previous lease, which was in effect through 1994, provided for rent of 1.5% of the aggregate on-track wagering on live races at Santa Anita Racetrack and 40% of LATC's wagering commissions from satellite wagering on races originating at Santa Anita Racetrack. LATC has sublet the racetrack to Oak Tree to conduct Oak Tree's annual thoroughbred horse racing meet (27 days in 1996), which commences in late September or early October. Oak Tree normally races five weeks in even-numbered years and six weeks in odd-numbered years.

  Under a sublease which expires December 31, 1999, Oak Tree makes annual rental payments to LATC equal to 1.5% of the total live on-track pari-mutuel wagering from its racing meet and 25% of its satellite and simulcast revenues after mandated payments to the State of California, to horse owners and to breeders. LATC pays to Realty 26.5% of all satellite and simulcast revenues received from Oak Tree. In addition, Oak Tree reimburses LATC an amount equal to 0.8% of its on-track pari-mutuel wagering for certain expenses of operating Santa Anita Racetrack on behalf of Oak Tree. LATC also receives supplemental rent representing Oak Tree's adjusted profits above an agreed-upon level and will rebate rent to Oak Tree if Oak Tree's adjusted profits fall below such level (see Item 1. "Business--Operating Company--Santa Anita Racetrack-- Wagering Commissions").

    WAGERING COMMISSIONS

  The State has vested administrative authority for racing and wagering at horse racing meets with the California Horse Racing Board. The California Horse Racing Board, which consists of seven members appointed by the governor of the State, is charged with the responsibility of regulating the form of wagering, the length and conduct of meets and the distribution of the pari-mutuel wagering within the limits set by the California legislature. The California Horse Racing Board is also charged with the responsibility of licensing horse racing associations on an annual basis to conduct horse racing meets and of licensing directors, officers and persons employed by the associations to operate such meets.

  California law specifies the percentage distribution of pari-mutuel wagering with the percentage varying based upon the total wagering for the meet, breed of horse and type of wager. The following table sets forth the allocation of the total pari-mutuel wagering, on- and off-track, by percentage and dollar amount during the 1995-96 Santa Anita meet:

                                                         DISTRIBUTION OF PARI-
                                                            MUTUEL WAGERING
                                                       -------------------------
                                                       PERCENTAGE     AMOUNT
                                                       ---------- --------------
                                                                  (IN THOUSANDS)
   Return to Wagerers.................................    80.87%     $663,556
   State of California................................     3.22        26,384
   Track Commissions to LATC..........................     3.92        32,164
   Horse Owners and Breeders..........................     4.07        33,435
   Satellite Operator and Location Fees...............     7.71        63,267
   Cities and Counties................................      .21         1,750
                                                         ------      --------
                                                         100.00%     $820,556
                                                         ======      ========

      On-Track Wagering

  All wagering on-track is pari-mutuel, meaning literally a mutual wager, or wagering by individuals against each other. The racetrack acts as the broker for the wagers made by the public and deducts a "take-out" or gross commission which is fixed by the State and shared with the State, the racetrack operator, the horse owners and breeders, and the municipality in which the racetrack is located. The racetrack operator has no interest in which horse wins a given race.

      Satellite Wagering--Southern California

  LATC and Oak Tree send televised racing signals to other racetracks in Southern California, non-racing fair sites in Southern California and wagering facilities on Indian reservation land in Southern California. Southern California satellite facilities commingle their wagering with the wagering on-track. LATC's and Oak Tree's share of this type of satellite wagering averages approximately 4.3% of the wagers made.

  During the Hollywood Park, Del Mar and Pomona Fairplex meets, LATC and other Southern California racing associations and fairs operate as satellite facilities. In addition to retaining about 1.9% of the pari-mutuel wagering at Santa Anita Racetrack as its commission, LATC receives income from admissions, parking and food and beverage sales. In 1996, Santa Anita Racetrack operated 165 days as a satellite for Hollywood Park, Del Mar and Pomona Fairplex.

      Satellite Wagering--Northern California

  In the fall of 1993, California law permitted the limited exchange between Southern and Northern California of televised racing signals on races with purses exceeding $20,000. In the summer of 1994, a change in California law permitted the unlimited exchange of racing signals between the Southern California zone and the Northern California zone.

  Racetracks operating a live thoroughbred race meet in the southern zone and in the northern zone receive the out-of-zone racing signal and rebroadcast the signal within their respective southern or northern zones. Each zone commingles their wagering on the out-of-zone race with the other zone. While operating a live race meeting, LATC and Oak Tree receive approximately 4.5% of wagering on-track and at Southern California satellite facilities on Northern California races. Also, during the live race meeting, LATC and Oak Tree receive 1.25% of wagering in Northern California on Santa Anita races.

      Satellite Wagering--Out-of-State (Commingled Pools)

  Legislation has been enacted in certain states permitting the transmission of pari-mutuel wagers across state lines. This format permits patrons wagering in those states on races held at Santa Anita Racetrack to participate in the same pari-mutuel pool payouts available to LATC's on-track patrons and California satellite patrons. In 1996, LATC participated in satellite wagering with Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, Texas, Virginia, Washington, West Virginia, Wisconsin and Wyoming and receives a negotiated percentage of the pari-mutuel wagering at such sites.

  Out-of-state satellite wagering started in 1991. Total out-of-state pari-mutuel wagering was $68,689,000 in 1992 and increased to $271,632,000 in 1996. LATC's share of the commissions from out-of-state satellite wagering was $4,454,000 in 1996, or approximately 1.6% of the out-of-state wagering.

      Satellite Wagering--Out-of-State (Separate Pools)

  LATC and Oak Tree transmit their live racing signals to numerous locations in the United States, Mexico, the Caribbean, Central America and Canada. LATC's share of the commissions for transmitting its racing signal was $1,481,000 in 1996 and $1,599,000 in 1995. During the Oak Tree meet, LATC receives a percentage of Oak Tree's share of simulcasting revenues. LATC is pursuing opportunities to transmit its signal to additional locations.

  The following tables summarize key operating statistics for the 1992-1996 Santa Anita and Oak Tree meets, together with the attendance and wagering statistics relating to the transmission of the Hollywood Park, Del Mar and Pomona Fairplex signals to Santa Anita Racetrack.

                                         RACING MEETS ENDED IN
                         ------------------------------------------------------
                            1996       1995       1994       1993       1992
                         ---------- ---------- ---------- ---------- ----------
LIVE RACING
Santa Anita Meet:
 Number of racing days..         87         88         90         83         94
                         ========== ========== ========== ========== ==========
 Attendance
  On-track..............  1,071,950  1,144,568  1,257,909  1,215,208  1,531,538
  Southern California
   satellite locations..  1,301,990  1,388,249  1,523,220  1,332,126  1,576,763
                         ---------- ---------- ---------- ---------- ----------
    Total...............  2,373,940  2,532,817  2,781,129  2,547,334  3,108,301
                         ========== ========== ========== ========== ==========
  Average daily.........     27,287     28,782     30,901     30,691     33,067
                         ========== ========== ========== ========== ==========
 Wagering ($000)(a)
  On-track.............. $  232,711 $  244,271 $  270,452 $  250,729 $  323,223
  Southern California
   satellite locations..    318,526    333,630    315,731    267,346    315,851
  Northern California
   satellite
   locations(b).........     90,744     96,187     37,639        --         --
  Out-of-state
   locations............    376,032    309,305    263,235    135,815    112,871
                         ---------- ---------- ---------- ---------- ----------
    Total............... $1,018,013 $  983,393 $  887,057 $  653,890 $  751,945
                         ========== ========== ========== ========== ==========
  Average daily......... $   11,701 $   11,175 $    9,856 $    7,878 $    7,999
                         ========== ========== ========== ========== ==========
Oak Tree Meet:
 Number of racing
  days(c)...............         27         32         27         31         27
                         ========== ========== ========== ========== ==========
 Attendance
  On-track..............    336,180    394,251    377,007    499,617    425,774
  Southern California
   satellite locations..    352,247    428,876    378,256    444,932    390,088
                         ---------- ---------- ---------- ---------- ----------
    Total...............    688,427    823,127    755,263    944,549    815,862
                         ========== ========== ========== ========== ==========
  Average daily.........     25,497     25,723     27,973     30,469     30,217
                         ========== ========== ========== ========== ==========
 Wagering ($000)
  On-track.............. $   61,965 $   80,084 $   74,319 $   99,789 $   79,162
  Southern California
   satellite locations..     84,053    104,495     86,237     80,024     75,714
  Northern California
   satellite
   locations(b).........     20,246     27,000     21,715      6,403        --
  Out-of-state
   locations............     97,057    110,646     65,107     75,426     28,581
                         ---------- ---------- ---------- ---------- ----------
    Total............... $  263,321 $  322,225 $  247,378 $  261,642 $  183,457
                         ========== ========== ========== ========== ==========
  Average daily......... $    9,753 $   10,070 $    9,162 $    8,440 $    6,795
                         ========== ========== ========== ========== ==========

--------
(a) Includes wagering on races originating at other racetracks.
(b) Northern California satellite wagering began in October 1993 and expanded in August 1994.
(c) Oak Tree normally races five weeks in even-numbered years and six weeks in odd-numbered years.

  Total wagering on the Santa Anita meet increased from $751.9 million in 1992 to $1,018.0 million in 1996. In 1992, $428.7 million of the total amount wagered was wagered at satellite locations with $323.2 million wagered on-track. In 1996, $785.3 million of the total amount wagered was wagered at satellite locations with $232.7 million wagered on-track.

  Total attendance was 3,108,000 in 1992, of which 1,577,000 was at satellite locations. By 1996, total attendance had declined to 2,374,000. Although 1,302,000 and 1,388,000 patrons attended Southern California satellite locations during the Santa Anita meets in 1996 and 1995, LATC does not share in the revenues from admissions, parking and food and beverage sales at the satellite locations.

                                             RACING MEETS ENDED IN
                                  --------------------------------------------
                                    1996     1995     1994     1993     1992
                                  -------- -------- -------- -------- --------
AS A SATELLITE
Santa Anita as Satellite for
 Hollywood Park:
  Number of racing days..........      103       97      102       99      101
                                  ======== ======== ======== ======== ========
  Attendance
    Total........................  448,619  457,480  486,581  505,239  515,510
                                  ======== ======== ======== ======== ========
  Average daily..................    4,356    4,716    4,770    5,103    5,104
                                  ======== ======== ======== ======== ========
  Wagering ($000)
    Total........................ $114,392 $113,899 $117,661 $112,623 $114,858
                                  ======== ======== ======== ======== ========
  Average daily.................. $  1,111 $  1,174 $  1,154 $  1,138 $  1,137
                                  ======== ======== ======== ======== ========
Santa Anita as Satellite for Del
 Mar:
  Number of racing days..........       43       43       43       42       43
                                  ======== ======== ======== ======== ========
  Attendance
    Total........................  188,277  200,725  212,817  223,599  242,947
                                  ======== ======== ======== ======== ========
  Average daily..................    4,379    4,668    4,949    5,324    5,650
                                  ======== ======== ======== ======== ========
  Wagering ($000)
    Total........................ $ 51,763 $ 51,589 $ 52,118 $ 54,928 $ 55,435
                                  ======== ======== ======== ======== ========
  Average daily.................. $  1,204 $  1,200 $  1,212 $  1,308 $  1,289
                                  ======== ======== ======== ======== ========

  During 1996, Santa Anita was a satellite location for Pomona Fairplex for 19 racing days. Total attendance and average daily attendance were 44,753 and 2,355. Total wagering and average daily wagering were $12,309,000 and $648,000.

  During the last five years, 62.6% of the annual revenues of LATC resulted from pari-mutuel and other wagering commissions. The remaining revenues resulted from admissions, parking, food and beverage sales, sale of programs and interest and other income.

  The following table sets forth certain unaudited financial information with respect to LATC:

                                                YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                         1996    1995    1994    1993    1992
                                        ------- ------- ------- ------- -------
                                                    (IN THOUSANDS)
Revenues:
 Wagering commissions:
  On-track............................. $14,324 $15,262 $16,831 $15,878 $18,695
  Southern California satellite
   locations...........................  14,470  14,866  13,665  12,078  13,706
  Northern California satellite
   locations...........................   1,958   2,193     654     --      --
  Out-of-state locations...............   5,935   5,127   4,719   3,238   2,792
  Satellite for Hollywood Park, Del Mar
   and Pomona Fairplex.................   3,286   3,210   3,310   3,391   3,422
  Sublease income......................   4,808   4,929   3,917   3,843   2,724
 Admission related.....................  23,825  24,060  24,750  25,842  28,795
                                        ------- ------- ------- ------- -------
 Revenues..............................  68,606  69,647  67,846  64,270  70,134
                                        ------- ------- ------- ------- -------
Costs and Expenses:
  Horse racing operating costs.........  48,735  48,686  48,352  46,696  52,254
  Depreciation and amortization........   3,212   3,196   4,251   2,768   2,732
  General and administrative...........   3,223   3,216   3,125   3,973   3,739
                                        ------- ------- ------- ------- -------
  Costs and expenses...................  55,170  55,098  55,728  53,437  58,725
                                        ------- ------- ------- ------- -------
Income from operations before rent and
 income taxes.......................... $13,436 $14,549 $12,118 $10,833 $11,409
                                        ======= ======= ======= ======= =======

  The mix of revenues has changed significantly from 1992 to 1996 primarily as a result of the introduction of satellite wagering on races originating at Santa Anita Racetrack, operating as a satellite location for Hollywood Park, Del Mar and Pomona Fairplex, changes in average daily pari-mutuel wagering, selective price increases, the introduction of additional exotic wagering opportunities on which the retention amount is higher than on conventional wagering and a new lease with Oak Tree, all of which have largely offset declines in commissions from on-track wagering.

  LATC's total expenses decreased from $58.7 million in 1992 to $55.2 million in 1996. The majority of these expenses are pari-mutuel wagering or attendance-related, the result of operating as a satellite location for Hollywood Park, Del Mar and Pomona Fairplex, and the aggregate effect of a new lease with Oak Tree. From 1992 to 1993, total costs and expenses decreased primarily due to fewer race days, lower on-track attendance and wagering and an ongoing cost reduction program begun in 1992. From 1993 to 1994, total costs and expenses increased primarily due to additional race days and increased wagering. Depreciation expense of $4.3 million in 1994 is higher than in previous years due to a $1.4 million accelerated depreciation charge on the Santa Anita turf course, which was replaced in 1995. From 1994 to 1996, total costs and expenses have remained flat.

  Included in the results of operations are the revenues and expenses for five charity days. As a condition of the issuance of a racing license, California law requires that a certain number of days be conducted as charity days. The net proceeds from these charity days are distributed to beneficiaries through a nonprofit organization approved by the California Horse Racing Board. California law limits the net proceeds to an amount equal to two-tenths of one percent of total on-track pari-mutuel wagering. Net proceeds in excess of two-tenths of one percent are retained by LATC. LATC is required to conduct five charity days.

  For further information regarding operating results, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Santa Anita Operating Company."

  See Item 1. "Business--Recent Developments" for an explanation of recent corporate developments at Operating Company.

  COMPETITIVE AND OTHER CONDITIONS

  The Southern California area offers a wide range of leisure time spectator activities, including professional and college teams which participate in all major sports. LATC and Oak Tree compete with such sporting events for their share of the leisure time market and with other numerous leisure time activities available to the community, some of which are broadcast on television.

  As an outdoor activity, horse racing is more susceptible to inclement weather than some other leisure time activities. This is particularly true of the Santa Anita meet which is held during the winter. Between 1952 and 1992, LATC had never lost a racing day due to inclement weather. During the 1992-1993 meet, LATC lost two full days and two partial days of racing because of inclement weather. During the 1994-1995 meet, LATC lost two days of racing because of inclement weather.

  A local Arcadia ordinance limits live horse racing to daylight hours but allows the importation of a horse racing broadcast signal two weekend evenings per week.

  The California Horse Racing Board has annually licensed LATC and Oak Tree to conduct racing meets at Santa Anita Racetrack. At present, the California Horse Racing Board has not licensed other thoroughbred racetracks in Southern California to conduct racing during these meets. Since 1972, however, night harness racing and night quarterhorse meets have been conducted at other racetracks in Southern California during portions of these meets. LATC and Oak Tree could be adversely affected by legislative or California Horse Racing Board action which would increase the number of competitive racing days, reduce the number of racing days available to LATC and Oak Tree, or authorize other forms of wagering.

  The California State Lottery Act of 1984, which provided for the establishment of a state-operated lottery, was implemented in 1985. In the opinion of management, the State lottery has had an adverse impact and will continue to have an adverse impact on total attendance and pari-mutuel wagering at Santa Anita Racetrack (see Item 1 "Business--Operating Company-- Santa Anita Racetrack").

  In the future, legislation could be enacted to allow casino gaming or other forms of gaming which are competitive with pari-mutuel wagering at Santa Anita Park. Under federal law, certain types of gaming are lawful on Native American lands if conducted in conformance with a Tribal-State compact, which the applicable state must negotiate with a Native American tribe in good faith. Certain Native American tribes seeking to establish gaming in California have instituted litigation against the State of California to compel the State to permit them to do so. Federal law provides that states must allow Native American tribes within its borders to conduct gambling activities that are otherwise legal within the state, subject to the negotiated compact. If casino gaming or other forms of gaming are permitted in California, such gaming could have an adverse impact on LATC.

  DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS

  No material part of Operating Company's business is dependent upon a single customer or a few customers; therefore, the loss of any one customer would not have a materially adverse effect on the business of Operating Company.

  EMPLOYEE AND LABOR RELATIONS

  During the year ended December 31, 1996, LATC regularly employed approximately 1,550 employees. Substantially all are employed on a seasonal basis in connection with live thoroughbred horse racing or satellite meets at Santa Anita Racetrack. During the relatively short periods when live or satellite racing meets at Santa Anita Racetrack are not being conducted, LATC maintains a staff of approximately 250 employees, most of whom are engaged in maintaining or improving the physical facilities at Santa Anita Racetrack or are engaged in preparing for the next live or satellite meet.

  All of LATC's employees, except for approximately 80 full-time management and clerical employees, are covered by collective bargaining agreements with labor unions. Fifteen of the seventeen labor agreements covering racetrack employees were renegotiated in 1995. The two remaining labor agreements were renegotiated in 1996.

  SEASONAL VARIATIONS IN BUSINESS

  Operating Company is also subject to significant seasonal variation. LATC conducts an annual meet commencing the day after Christmas and continuing through mid-April. This seasonal variation is indicated by the following unaudited quarterly results of operations for Operating Company during 1996 and 1995:

                                              QUARTERS ENDED 1996
                                  --------------------------------------------
                                    MARCH       JUNE      SEPT.        DEC.
                                  ---------- ---------- ----------  ----------
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     Total revenues.............  $   38,267 $   14,093 $    6,549  $   10,278
     Costs and expenses.........      35,836     13,945      7,664      12,216
     Interest...................          73         69         64          82
                                  ---------- ---------- ----------  ----------
     Net income (loss)..........  $    2,358 $       79 $   (1,179) $   (2,020)
                                  ========== ========== ==========  ==========
     Net income (loss) per
      common share .............  $      .21 $      .01 $     (.10) $     (.18)
                                  ========== ========== ==========  ==========
                                              QUARTERS ENDED 1995
                                  --------------------------------------------
                                    MARCH       JUNE      SEPT.        DEC.
                                  ---------- ---------- ----------  ----------
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     Total revenues.............  $   37,003 $   15,572 $    6,269  $   11,489
     Costs and expenses.........      34,944     15,135      6,246      12,341
     Interest...................          91         87        130          93
                                  ---------- ---------- ----------  ----------
     Income (loss) before income
      taxes.....................       1,968        350       (107)       (945)
     Income tax benefit.........         --         --         --        2,000
                                  ---------- ---------- ----------  ----------
     Net income (loss)..........  $    1,968 $      350 $     (107) $    1,055
                                  ========== ========== ==========  ==========
     Net income (loss) per
      common share..............  $      .18 $      .03 $     (.01) $      .09
                                  ========== ========== ==========  ==========

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

INCOME TAX MATTERS

  In 1979, prior to the pairing of the stock of Realty and Operating Company, the IRS issued a private letter ruling (the "Ruling") in which the IRS held, in effect, that the stock-pairing arrangement between the Companies and the operation of the Racetrack by an Operating Company subsidiary would not preclude Realty's qualification as a REIT. Subsequent to the issuance of the Ruling, Congress amended the Internal Revenue Code (the "Amendment") to prohibit a stock-pairing arrangement between a REIT and an operating company. However, the Amendment does not apply to the Companies since they were paired prior to June 30, 1983, the effective date of the legislation. Furthermore, the Amendment does not affect Realty's Ruling. Realty is one of only three continuing publicly-traded REITs whose stock was paired with an operating company prior to 1983 and is thus not subject to the Amendment.

  REALTY

  In the opinion of management, Realty has operated in a manner which has qualified it as a REIT under Sections 856 through 860 of the Code. Realty intends to continue to operate in a manner which will allow it to qualify as a REIT under the Code. If, as intended, Realty continues to qualify as a REIT, it generally will not be subject to federal corporate income taxes on its taxable income and gains that it distributes to its shareholders. This treatment substantially eliminates the "double taxation" (once at the corporate level and again at the stockholder level) that generally results from investment in a typical corporation. Income and gains that are not so distributed will be taxed to a REIT at regular corporate rates. In addition, a REIT is subject to certain taxes on net income from "foreclosure property" (which is, in general, property acquired on default of a lease of such property), income from the sale of property held primarily for sale to customers in the ordinary course of business and excessive unqualified income. In order to qualify as a REIT, among other things, the rental income received by Realty from LATC must qualify as "rents from real property" for REIT purposes. One requirement for such qualification is that Realty may not own, directly or constructively, 10% or more of the outstanding voting power or total number of shares of stock of LATC. Realty would be treated as owning shares of stock in LATC in violation of this 10% limit if any person owns, directly or constructively, 10% or more by value of the shares of stock of Realty and Operating Company. In such an event, the rent paid to Realty by LATC could not qualify as income of the type that can be received by a REIT.

  In order to prevent such a situation, which would likely result in Realty's disqualification as a REIT, the by-laws of Realty and Operating Company preclude any transfer of shares which would cause any person to own, actually or constructively, shares of stock of the Companies in violation of the above limitation.

  OPERATING COMPANY

  Operating Company pays ordinary corporate income taxes on its taxable income. Any income, net of taxes, will be available for retention in Operating Company's business or for distribution to shareholders as dividends. Any dividends distributed by Operating Company will be subject to tax at ordinary rates and generally will be eligible for the dividends received deduction for corporate shareholders to the extent of Operating Company's current or accumulated earnings and profits. Distributions in excess of current or accumulated earnings and profits are treated first, as a return of investment and then, to the extent that such distribution exceeds a shareholder's investment, as gain from the sale or exchange of such shares. However, there is no tax provision which requires Operating Company to distribute any of its after-tax earnings and Operating Company does not expect to pay cash dividends in the foreseeable future.

SPECIAL CONSIDERATIONS REGARDING FORWARD LOOKING STATEMENTS

  This Annual Report on Form 10-K contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward looking statements involve risks and uncertainties. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. Reference is made in particular to Realty's plans for future sales of its non-core assets and the use of proceeds thereof, Realty's proposed development of land adjacent to Santa Anita Park and other forward looking statements in the annual report. Such statements may be identified by the use of terms such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue" or similar terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties.

ITEM 2. PROPERTIES

  Information concerning property owned by Realty and Operating Company required by this Item is incorporated by reference to the information contained in Item 1. "Business" of this Report.

ITEM 3. LEGAL PROCEEDINGS

  In October 1996, a purported class action complaint was filed by Barbara J. Gignac in the Superior Court of Los Angeles County, California, naming as defendants the Companies, certain of their officers and directors and Colony Capital, Inc. The complaint alleges breaches of fiduciary duties by the individually named defendants, as a result of the proposed transaction with an affiliate of Colony Capital, Inc. ("Colony Transaction"), for not conducting an auction for control of the Companies, not negotiating with other bidders, not making adequate and truthful disclosures and not acting independently. The suit seeks certification of the class, a preliminary and permanent injunction of the Colony Transaction, directives to the defendants to issue corrective disclosures and discharge fiduciary duties, a preliminary and permanent injunction of breaching fiduciary duties, compensatory damages of an unspecified amount, costs and expenses and punitive damages. See Item 1. "Business--Recent Developments." The defendants believe the allegations in the complaint are without merit and intend to contest vigorously the claims asserted against them in this lawsuit.

  Certain other claims, suits and complaints arising in the ordinary course of business have been filed or were pending against Realty and/or Operating Company and its subsidiaries at December 31, 1996. In the opinion of the managements of Realty and Operating Company, all such matters are adequately covered by insurance or, if not so covered, are without merit or are of such kind, or involve such amounts, as would not have a significant effect on the financial position or results of operations of Realty and Operating Company if disposed of unfavorably.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

  The paired Common Stock of Realty and Operating Company is traded on the New York Stock Exchange as Santa Anita Realty Enterprises under the symbol SAR. The following table sets forth the high and low closing prices for the paired Common Stock on the New York Stock Exchange Composite Tape and the cash dividends declared by Realty for the periods indicated. Operating Company has not declared cash dividends.

                                                                         CASH
                                                                       DIVIDENDS
                                                        HIGH     LOW   DECLARED
                                                       ------- ------- ---------
     1995
       1st Quarter.................................... $17 1/2 $13 3/8   $.20
       2nd Quarter....................................  17 1/8  14 3/8    .20
       3rd Quarter....................................  15      13 3/8    .20
       4th Quarter....................................  13 5/8  11 7/8    .20
                                                                         ----
                                                                         $.80
                                                                         ====
     1996
       1st Quarter.................................... $15 1/4 $12       $.20
       2nd Quarter....................................  15 1/8  12 3/8    .20
       3rd Quarter....................................  18 1/2  12 1/2    .20
       4th Quarter....................................  27 7/8  18 1/4    .20
                                                                         ----
                                                                         $.80
                                                                         ====
     1997
       1st Quarter.................................... $30 1/2 $26 1/4   $.20
                                                                         ====

  A regular quarterly dividend of $.20 per share was paid on March 28, 1997 to shareholders of record on March 6, 1997. The closing price of the paired Common Stock on the New York Stock Exchange Composite Tape on March 31, 1997 was $27.375 per share. As of March 31, 1997, there were approximately 21,000 holders of the paired Common Stock, including the beneficial owners of shares held in nominee accounts.

  The current policy of the Board of Directors of Realty is to declare and pay regular quarterly dividends equal to the greater of (i) $.20 per share (provided sufficient funds are legally available and not required for other purposes and provided further that such dividend payments are not prohibited by the terms of any applicable credit agreements), or (ii) an amount calculated to maintain Realty's qualification as a REIT under the Code by effecting the distribution in each year of an amount approximating 95% of its taxable income (other than net capital gains) (see item 1. "Business--Income Tax Matters--Realty"). This policy is subject to review by the Board of Directors from time to time in light of Realty's results of operations, its financial condition, its cash requirements and such other factors as the Board of Directors deems relevant.

  Realty's revolving credit agreement contains restrictions on the payment of dividends (see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Santa Anita Realty Enterprises, Inc.").

  In order to retain earnings to finance its capital improvement program and for the growth of its business, Operating Company has not paid cash dividends since its formation and does not expect to pay cash dividends in the foreseeable future.

  The statement on the face of this annual report on Form 10-K regarding the aggregate market value of paired voting stock of Realty and Operating Company held by nonaffiliates is based on the assumption that all directors and officers of Realty and Operating Company were, for purposes of this calculation only (and not for any other purpose), affiliates of Realty or Operating Company.

ITEM 6. SELECTED FINANCIAL DATA

  The financial data set forth on the following pages includes the information for The Santa Anita Companies, Realty and Operating Company, for each of the five years in the period ended December 31, 1996.

  The separate net income (loss) and related per share amounts of Realty and Operating Company cannot usually be added together to total the net income
(loss) and related per share amounts of The Santa Anita Companies, because of adjustments and eliminations arising from inter-entity transactions.

  The following data should be read in conjunction with the information set forth elsewhere herein regarding income tax matters (see Item 1. "Business-- Income Tax Matters").

  The statements of operations of The Santa Anita Companies, Realty and Operating Company for each of the five years in the period ended December 31, 1996 have been audited by Ernst & Young LLP, independent certified public accountants. The selected financial data should be read in conjunction with the other financial statements and related notes thereto included elsewhere in this Joint Annual Report.

                           THE SANTA ANITA COMPANIES

                                 AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                -----------------------------------------------
                                  1996      1995      1994     1993      1992
                                --------  --------  -------- --------  --------
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                       RESTATED
                                          -------------------------------------
STATEMENTS OF OPERATIONS DATA:
Total revenues................  $ 77,225  $ 81,206  $ 81,449 $ 95,011  $ 94,177
Costs and expenses............    76,685   106,838    79,424   97,912    87,851
                                --------  --------  -------- --------  --------
Income (loss) before income
 taxes........................       540   (25,632)    2,025   (2,901)    6,326
Income tax benefit............       --      2,000       --     2,523       158
                                --------  --------  -------- --------  --------
Income (loss) before extraor-
 dinary gain..................       540   (23,632)    2,025     (378)    6,484
Extraordinary gain on early
 retirement of debt...........       --      4,050       --       --        --
                                --------  --------  -------- --------  --------
Net income (loss).............       540   (19,582)    2,025     (378)    6,484
Preferred stock dividends(a)..    12,420       --        --       --        --
                                --------  --------  -------- --------  --------
Net income (loss) applicable
 to common shares.............  $(11,880) $(19,582) $  2,025 $   (378) $  6,484
                                ========  ========  ======== ========  ========
Net income (loss) per common
 share:
  Before extraordinary gain...  $  (1.05) $  (2.11) $    .18 $   (.03) $    .58
  Extraordinary gain..........       --        .36       --       --        --
                                --------  --------  -------- --------  --------
                                $  (1.05) $  (1.75) $    .18 $   (.03) $    .58
                                ========  ========  ======== ========  ========
Dividends paid by Realty per
 common share.................  $    .80  $    .80  $   1.08 $   1.36  $   1.36
                                ========  ========  ======== ========  ========
Dividends declared by Realty
 per common share.............  $    .80  $    .80  $    .94 $   1.36  $   1.36
                                ========  ========  ======== ========  ========
Weighted average common shares
 outstanding..................    11,317    11,214    11,143   11,141    11,141
                                ========  ========  ======== ========  ========
BALANCE SHEET DATA:
Total assets(b)(c)(d).........  $ 93,481  $114,876  $142,121 $257,239  $248,043
                                ========  ========  ======== ========  ========
Loans payable(b)(d)...........  $ 25,824  $ 51,074  $ 50,375 $153,131  $133,217
                                ========  ========  ======== ========  ========
Shareholders' equity(c).......  $ 14,789  $ 31,901  $ 59,720 $ 68,088  $ 83,619
                                ========  ========  ======== ========  ========

--------
(a) See "Notes to Financial Statements--Note 16--Redeemable Preferred Stock."
(b) The decrease in total assets and loans payable in 1996 compared with 1995 was due primarily to the sale of four neighborhood shopping centers and two office buildings and to the sale of the investment in Pacific Gulf Properties Inc. (see "Notes to Financial Statements--Note 3--Disposition of Non-Core Real Estate Assets").
(c) The decrease in total assets and shareholders' equity in 1995 compared with 1994 was due primarily to the nonrecurring charge of $30,300,000 in 1995 relating to Realty's plan to dispose of its non-core real estate assets (see "Notes to Financial Statements--Note 3--Disposition of Non-Core Real Estate Assets").
(d) The decrease in total assets and loans payable in 1994 compared with 1993 was due primarily to the sale of Realty's multifamily and industrial properties in 1994 (see "Notes to Financial Statements--Note 8--Investment in Pacific Gulf Properties Inc.").

                      SANTA ANITA REALTY ENTERPRISES, INC.

                                 AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                -----------------------------------------------
                                  1996      1995      1994     1993      1992
                                --------  --------  -------- --------  --------
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                       RESTATED
                                          -------------------------------------
STATEMENTS OF OPERATIONS DATA:
Revenues:
  Rental from racetrack.......  $ 10,861  $ 11,342  $ 13,070 $ 11,634  $ 12,683
  Rental property.............     6,671     8,447    11,054   25,105    21,164
  Interest and other..........     1,652     2,637     2,108    5,222     2,120
                                --------  --------  -------- --------  --------
    Total revenues............    19,184    22,426    26,232   41,961    35,967
                                --------  --------  -------- --------  --------
Costs and expenses:
  Rental property operating
   expenses...................     2,434     2,671     4,182   11,039     8,405
  Depreciation and
   amortization...............     1,718     3,899     4,152    7,079     6,520
  General and administrative..     4,046     3,420     4,148    4,244     4,156
  Interest and other..........     2,670     4,321     5,930    9,866     9,303
  Losses (earnings) from
   unconsolidated joint
   ventures...................       994     2,113     1,521      333      (609)
  Minority interest in losses
   of consolidated joint
   ventures...................       --        --        --      (891)   (1,126)
  Strategic alliance costs....     1,090       --        --       --        --
  Arcadia development costs...     2,900       --        --       --        --
  Program for disposition of
   non-core real estate
   assets.....................     2,000    30,300       --       --        --
  Costs of equity offering....       --        700       --       --        --
  Card club option write-off
   ...........................       --      2,000       --       --        --
  Write-down of land held for
   development................       --        --      1,043      --        --
  Loss on disposition of
   multifamily and industrial
   operations.................       --        --        --    10,974       --
                                --------  --------  -------- --------  --------
    Total costs and expenses..    17,852    49,424    20,976   42,644    26,649
                                --------  --------  -------- --------  --------
Income (loss) before income
 taxes and extraordinary
 gain.........................     1,332   (26,998)    5,256     (683)    9,318
Income tax benefit............       --        --        --     2,523       --
                                --------  --------  -------- --------  --------
Income (loss) before
 extraordinary gain...........     1,332   (26,998)    5,256    1,840     9,318
Extraordinary gain on early
 retirement of debt...........       --      4,050       --       --        --
                                --------  --------  -------- --------  --------
Net income (loss).............     1,332   (22,948)    5,256    1,840     9,318
Preferred stock dividends.....    12,368       --        --       --        --
                                --------  --------  -------- --------  --------
Net income (loss) applicable
 to common shares.............  $(11,036) $(22,948) $  5,256 $  1,840  $  9,318
                                ========  ========  ======== ========  ========
Net income (loss) per common
 share:
  Before extraordinary gain...  $   (.97) $  (2.39) $    .47 $    .16  $    .83
  Extraordinary gain..........       --        .36       --       --        --
                                --------  --------  -------- --------  --------
                                $   (.97) $  (2.03) $    .47 $    .16  $    .83
                                ========  ========  ======== ========  ========
Dividends paid per common
 share .......................  $    .80  $    .80  $   1.08 $   1.36  $   1.36
                                ========  ========  ======== ========  ========
Dividends declared per common
 share .......................  $    .80  $    .80  $    .94 $   1.36  $   1.36
                                ========  ========  ======== ========  ========
Weighted average common shares
 outstanding..................    11,429    11,326    11,256   11,256    11,256
                                ========  ========  ======== ========  ========
BALANCE SHEET DATA:
Total assets..................  $ 61,753  $ 81,072  $109,606 $220,658  $214,325
                                ========  ========  ======== ========  ========
Loans payable.................  $ 24,957  $ 49,339  $ 47,846 $149,877  $129,299
                                ========  ========  ======== ========  ========
Shareholders' equity..........  $  8,675  $ 25,842  $ 56,061 $ 61,385  $ 74,854
                                ========  ========  ======== ========  ========

                         SANTA ANITA OPERATING COMPANY

                                AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                               -----------------------------------------------
                                 1996      1995     1994      1993      1992
                               --------  -------- --------  --------  --------
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS
 DATA:
Revenues:
  Wagering commissions.......  $ 44,781  $ 45,587 $ 43,096  $ 38,428  $ 41,339
  Admission related..........    23,825    24,060   24,750    25,842    28,795
  Interest and other.........       581       686      565       571       747
                               --------  -------- --------  --------  --------
    Total revenues...........    69,187    70,333   68,411    64,841    70,881
                               --------  -------- --------  --------  --------
Costs and expenses:
  Horse racing operating
   costs.....................    48,735    48,686   48,352    46,696    52,254
  Depreciation and
   amortization..............     3,212     3,196    4,251     2,768     2,732
  General and
   administrative............     6,353     5,442    5,583     5,801     6,154
  Interest and other.........       788       401      446       493       194
  Rental expense to Realty...    10,861    11,342   13,057    11,315    12,686
                               --------  -------- --------  --------  --------
    Total costs and
     expenses................    69,949    69,067   71,689    67,073    74,020
                               --------  -------- --------  --------  --------
Income (loss) before income
 taxes.......................      (762)    1,266   (3,278)   (2,232)   (3,139)
Income tax benefit ..........       --      2,000      --        --        243
                               --------  -------- --------  --------  --------
Net income (loss)............      (762)    3,266   (3,278)   (2,232)   (2,896)
Preferred stock dividends....        52       --       --        --        --
                               --------  -------- --------  --------  --------
Net income (loss) applicable
 to common shares............  $   (814) $  3,266 $ (3,278) $ (2,232) $ (2,896)
                               ========  ======== ========  ========  ========
Net income (loss) per common
 share.......................  $   (.07) $    .29 $   (.29) $   (.20) $   (.26)
                               ========  ======== ========  ========  ========
Dividends declared per common
 share.......................  $    --   $    --  $    --   $    --   $    --
                               ========  ======== ========  ========  ========
Weighted average common
 shares outstanding..........    11,317    11,214   11,143    11,141    11,141
                               ========  ======== ========  ========  ========
BALANCE SHEET DATA:
Total assets.................  $ 38,807  $ 39,370 $ 38,912  $ 42,152  $ 39,458
                               ========  ======== ========  ========  ========
Loans payable................  $    867  $  1,735 $  2,529  $  3,254  $  3,918
                               ========  ======== ========  ========  ========
Shareholders' equity.........  $ 11,186  $ 11,210 $  9,000  $ 12,274  $ 14,506
                               ========  ======== ========  ========  ========

ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE SANTA ANITA COMPANIES

  COMBINED RESULTS OF OPERATIONS--1996 COMPARED WITH 1995 AND 1994

  Combined results of operations for the year ended December 31, 1996 were income of $540,000 or $.05 per share (before preferred stock dividends), compared with a loss of $23,632,000 or $2.11 per share in 1995 (before the 1995 extraordinary gain) and income of $2,025,000 or $.18 per share in 1994. All three years contained several nonrecurring charges and credits which make comparison of the results of operations difficult. Management believes that income before nonrecurring charges and extraordinary gain is a more meaningful measure of the results of operations of the combined companies.

  Income, before nonrecurring items, was $7,720,000 or $.68 per share in 1996, compared with $6,770,000 or $0.60 per share in 1995 (excluding the 1995 extraordinary gain), and $5,233,000, or $.47 per share in 1994, and reconciles to income (loss) before extraordinary gain as follows:

                                   1996             1995             1994
                               --------------  ----------------  --------------
                               INCOME    PER    INCOME    PER    INCOME    PER
                               (LOSS)   SHARE   (LOSS)   SHARE   (LOSS)   SHARE
                               -------  -----  --------  ------  -------  -----
                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                         RESTATED
                                               --------------------------------
Income before nonrecurring
 items and
 extraordinary gain........... $ 7,720  $ .68  $  6,770  $  .60  $ 5,233  $.47
Nonrecurring items:
  Executive severance.........  (1,080)  (.09)      --      --       --    --
  Strategic alliance costs....  (1,200)  (.10)      --      --       --    --
  Arcadia development costs...  (2,900)  (.26)      --      --       --    --
  Program for disposition of
   non-core real estate
   assets.....................  (2,000)  (.18)  (30,300)  (2.70)     --    --
  Costs of equity offering....     --     --       (750)   (.07)     --    --
  Card club option write-off..     --     --     (2,000)   (.17)     --    --
  Equity in Pacific real
   estate gain................     --     --      1,080     .10      --    --
  Write-down of turf course...     --     --       (432)   (.04)  (1,426) (.13)
  Write-down of land held for
   development................     --     --        --      --    (1,043) (.09)
  Debt repayment costs on
   Fashion Park financing, net
   of minority interest.......     --     --        --      --      (739) (.07)
  Franchise tax adjustments,
   refunds and interest.......     --     --      2,000     .17      --    --
                               -------  -----  --------  ------  -------  ----
Income (loss) before
 extraordinary gain........... $   540  $ .05  $(23,632) $(2.11) $ 2,025  $.18
                               =======  =====  ========  ======  =======  ====

  For additional information on the nonrecurring items, see separate "Management's Discussion and Analysis of Financial Condition and Results of Operations--Realty" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Operating Company."

SANTA ANITA REALTY ENTERPRISES, INC.

  The following narrative discusses Realty's results of operations for the years ended December 31, 1996, 1995 and 1994, together with liquidity and capital resources as of December 31, 1996.

  RESULTS OF OPERATIONS--1996 COMPARED WITH 1995

  Realty's revenues are derived principally from the rental of real property. Total revenues for the year ended December 31, 1996 were $19,184,000, compared with $22,426,000 for the year ended December 31, 1995, a decrease of $3,242,000. The lower 1996 revenues were due primarily to a decrease in rental revenues from Santa Anita Racetrack (which is the most significant source of rental revenue for Realty) and to Realty selling certain non-core real estate assets in 1996.

   Pursuant to the terms of the lease agreement for Santa Anita Racetrack, rental revenue is determined by wagering levels (see Item 1. "Business-- Realty--Santa Anita Racetrack"). Racetrack rental revenues for 1996 were $10,861,000, a decrease of 4.2% from rental revenues of $11,342,000 in 1995 due to a decrease in wagering commissions to Operating Company (see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Operating Company--Results of Operations 1996 Compared with 1995").

  Rental revenues from neighborhood shopping center and office building real estate investments in 1996 were $6,671,000, a decrease of 21.0% from revenues of $8,447,000 in 1995. The decrease in 1996 was due primarily to the sale of three neighborhood shopping centers located in Phoenix, Arizona, in June 1996, one neighborhood shopping center located in Orange, California, in November 1996, and to the sale of an office building, located in Upland, California, in August 1996, and an office building located in Santa Ana, California, in September 1996. As a result of Realty's intended disposition of non-core real estate assets, Realty anticipates that rental revenues will decline in 1997, representing income from two neighborhood shopping centers. Revenue from these properties in 1996 was $271,000 (see "Notes to Financial Statements--Note 3-- Disposition of Non-Core Real Estate Assets" and Item 1. "Business--Realty--Assets Sold or Held for Sale and--Special Considerations Regarding Forward Looking Statements").

  Interest and other income was $1,652,000 in 1996, a decrease of 37.4% from interest and other income of $2,637,000 in 1995. The decrease in interest and other income was due primarily to Realty's recognition of its portion of a one-time gain by Pacific in 1995.

  Costs and expenses for 1996 were $11,633,000, excluding executive severance of $229,000 included in general and administrative expense, and excluding nonrecurring expenses totaling $5,990,000, a decrease of 29.2% from costs and expenses for 1995 of $16,424,000, excluding nonrecurring expenses totaling $33,000,000. The 1996 decrease, excluding nonrecurring costs and expenses, resulted primarily from decreases in depreciation and amortization expense of $2,181,000, decreases in interest and other expense of $1,651,000 and decreases in losses from unconsolidated joint ventures of $1,119,000. These decreases were partially offset by an increase in general and administrative costs of $626,000.

  The decrease in depreciation and amortization expense was due to no depreciation being taken in 1996 on the assets held for sale, which treatment is in accordance with FAS No. 121. See "Notes to Financial Statements--Note 2--Disposition of Non-Core Real Estate Assets". The decrease in interest and other expense is due to the reduction of debt by using the proceeds from the 1996 sales of non-core real estate assets to payoff the mortgage loan on the Santa Ana office building in November 1995, payoff the mortgage loans on the three Phoenix shopping centers in May 1996, payoff the mortgage loan on the Orange shopping center in November 1996, and paydown of borrowings under the revolving credit agreement in May 1996. The decrease in losses from unconsolidated joint ventures is due to improved operating results at Santa Anita Fashion Park. The increase in general and administrative costs is due principally to costs incurred to defeat a municipal initiative concerning development of Realty's property (See "Notes to Financial Statements--Note 5-- Santa Anita Commercial Center") and termination expenses associated with personnel reductions.

  Executive severance costs of $229,000 related to the resignation of three executive officers in 1996. (See "Notes to Financial Statements--Note 5-- Executive Severance"). Nonrecurring expenses of $5,990,000 resulted from strategic alliance costs of $1,090,000 (See "Notes to Financial Statements--
Note 4--Strategic Alliance Transactions"), development costs for the Arcadia property of $2,900,000 (See "Notes to Financial Statements--Note 5--Santa Anita Commercial Center") and charges associated with the program for disposition of non-core real estate assets (see "Notes to Financial Statements--Note 3--Disposition of Non-Core Real Estate Assets").

  RESULTS OF OPERATIONS--1995 COMPARED WITH 1994

  Realty's revenues are derived principally from the rental of real property. Total revenues for the year ended December 31, 1995 were $22,426,000, compared with $26,232,000 for the year ended December 31, 1994, a decrease of $3,806,000. The lower 1995 revenues were due primarily to a decrease in Racetrack rental revenues and to Realty selling its multifamily and industrial operations to Pacific in 1994.

  Racetrack rental revenues for 1995 were $11,342,000, a decrease of 13.2% from rental revenues of $13,070,000 in 1994. The decrease in rental revenues resulted primarily from new lease terms with LATC. The lease with LATC for the Santa Anita Racetrack expired in December 1994 and was amended and extended through December 31, 1999. The new lease provides that Realty will receive 1.5% of the aggregate on-track wagering on live races at Santa Anita Racetrack and that the rental rate on wagering commissions from satellite wagering on races originating at Santa Anita Racetrack will be 26.5%. In addition, Realty receives 26.5% of the wagering commissions from satellite wagering on races originating from certain other racetracks. If the amended lease terms had been in effect for the year ended December 31, 1994, racetrack rental revenues would have been $11,123,000.

  Rental revenues from other real estate investments for 1995 were $8,447,000, a decrease of 23.6% from other rental revenues of $11,054,000 in 1994. The decrease in 1995 was due primarily to Realty selling its multifamily and industrial operations in 1994 to Pacific. (See "Notes to Financial Statements--Note 8--Investment in Pacific Gulf Properties Inc.").

  Costs and expenses for 1995 were $16,424,000, excluding nonrecurring costs and expenses totaling $33,000,000, a decrease of 14.6% from costs and expenses for 1994 of $18,905,000, excluding nonrecurring expenses of $1,782,000. The decrease in 1995, excluding nonrecurring costs and expenses, was due primarily to cost savings from the disposition of the multifamily and industrial operations including a decrease in interest expense resulting from the $44,300,000 of associated mortgage debt which was transferred to Pacific as part of the disposition and a decrease in general and administrative expense, partially offset by an increase in losses from unconsolidated joint ventures.

  Nonrecurring expenses of $33,000,000 resulted from charges of $30,300,000 for the program to dispose of non-core real estate assets which was adopted by Realty in 1995 (See "Notes to Financial Statements--Note 3--Disposition of Non-Core Real Estate Assets"), costs of $700,000 for an equity offering which was not consummated and costs of $2,000,000 for a now-expired option to acquire an interest in a card club operation (See "Notes to Financial Statements--Note 7--Card Club Write Offs").

  LIQUIDITY AND CAPITAL RESOURCES

  Realty has funds available from a combination of short- and long-term sources. Short-term sources included cash and cash equivalents of $12,921,000 at December 31, 1996.

  The increase in cash for the year ended December 31, 1996 was $12,754,000, compared with a decrease in cash of $2,084,000 for the year ended December 31, 1995. The comparative increase in cash of $14,838,000 was attributable to an increase of $32,059,000 in cash provided by investing activities, partially offset by a decrease of $175,000 in cash provided by operating activities and an increase of $17,046,000 in cash used in financing activities.

  The decrease in cash provided by operating activities of $175,000 was due primarily to a decrease in shopping center and office building operating income of $1,539,000, due to the sale of non-core real estate assets, a decrease in racetrack rental income of $481,000 and an increase in general and administrative expense of $626,000. These decreases in cash were partially offset by a decrease in interest expense of $1,651,000 and equity offering costs of $700,000 in 1995.

  The increase in cash provided by investing activities of $32,059,000 in 1996 was due primarily to proceeds from the sale of Pacific common stock of $12,139,000 in 1996, proceeds from the sale of non-core real estate assets of $19,069,000 in 1996, a decrease of $1,689,000 in additions to certain other assets, primarily the purchase of the option on the Bell casino in 1995, partially offset by an increase in expenditures associated with development of the Santa Anita Commercial Center, and a decrease of $1,388,000 in additions to real estate assets, primarily due to the sale of non-core real estate assets. These increases in cash provided were partially offset by an increase of $3,354,000 in investments in and advances to unconsolidated joint ventures, partially offset by an increase of $2,502,000 in capital distributions from unconsolidated joint ventures and from dividends of $1,224,000 received from Pacific in 1995.

  The increase in cash used in financing activities of $17,046,000 in 1996 was due primarily to repayment of borrowings under the revolving credit agreement of $16,400,000 in 1996, additional borrowings under the revolving credit agreement of $13,650,000 in 1995 and the issuance of common stock to Operating Company in 1995, valued at $1,810,000, for its use in granting restricted stock awards. These increases in cash used were partially offset by the issuance of common and preferred stock of $10,957,000 in 1996, in connection with the Colony transaction, the issuance of common stock of $1,779,000 in 1996, in connection with stock option exercises, and an increase in intercompany payables of $1,592,000 in 1996 due to working capital needs, compared with a decrease in intercompany payables of $641,000 in 1995.

  Realty has entered into a revolving credit agreement with a commercial bank, under which it may borrow up to $20,000,000. The credit agreement terminates on June 1, 1997. Borrowings under the revolving credit agreement bear interest, at Realty's option, at the prime rate, at LIBOR plus 1 1/4%, or at a certificate of deposit rate plus 1 1/4. Realty's Racetrack rental revenues have been pledged as collateral under the credit agreement. At April 1, 1997, $11,800,000 was outstanding under the credit agreement.

  The revolving credit agreement contains a restriction on the payment of dividends and certain other financial ratio and maintenance restrictions. In any twelve-month period beginning on or after July 1, 1994, dividends are limited to the greater of $.80 per share or an amount calculated to maintain Realty's qualification as a REIT. Realty's current dividend policy is in compliance with this dividend restriction. Additionally, at December 31, 1996, Realty was in compliance with the other financial ratio and maintenance restrictions.

  During 1995, Realty adopted a plan to dispose of its non-core real estate assets and, accordingly, reduced the book value of these assets to their estimated realizable values, resulting in a nonrecurring charge of $30,300,000, of which $26,300,000 was recorded in the third quarter and $4,000,000 was recorded in the fourth quarter. See "Notes to Financial Statements--Note 3--Disposition of Non-Core Real Estate Assets".

  On August 19, 1996, the Companies announced a major transaction with Colony, a Los Angeles based real estate investment company administered by Colony Capital, Inc., which pursuant to the terms of an agreement, would have invested in the Companies, over time, a total of $138 million. This agreement was terminated effective March 31, 1997 and Colony was paid a termination fee of $4,000,000 and reimbursed expenses of $500,000 on April 1, 1997. See Item
1. "Business--Recent Developments" and "Notes to Financial Statements--Note 4--Strategic Alliance Transactions."

  Effective March 31, 1997, Colony has the right to redeem its 867,343 preferred shares at the average trading price of the Companies' common stock for a period preceding the date of Colony's redemption notice. The redemption price may be paid by cash of $11,254,000 and a six-month note for the balance. The Companies currently have cash on hand to pay the cash portion of the redemption price, if the shares were redeemed. The Companies expect to pay the note balance, if necessary, by a combination of additional cash on hand, proceeds from sales of non-core assets and borrowings under the revolving credit agreement. See Item 1. "Business--Realty--Assets Sold or Held for Sale" and "--Special Considerations Relating to Forward Looking Statements."

  On December 6, 1996, Realty reached agreement for the sale of its 50% partnership interest in H-T Associates to a third party. The buyer also agreed to assume Realty's joint and several guaranty of a loan issued to expand the Towson Town Center in the amount of $66,135,000. At December 31, 1996, Realty was in default under the minimum net worth covenant of this guaranty. The lender may, among other things, foreclose on the assets of H-T Associates and pursue other remedies under the guaranties, however, as of December 31, 1996, the lender had not exercised such rights.

  Under the partnership agreement, each of Realty's two partners had a right of refusal in the event Realty chose to sell its partnership interest. In January 1997, one of Realty's partners, TrizecHahn Centers Inc. exercised it right of first refusal and elected to purchase Realty's interest in the partnership, pursuant to the terms of the original sales agreement. See "Notes to Financial Statements--Note 9--Investments in Unconsolidated Joint Ventures" and See Item 1. "Business--Realty--Assets Sold or Held for Sale" and "-- Special Considerations Relating to Forward Looking Statements."

  During 1996, Realty contributed $5,033,000 to Joppa Associates to fund the mortgage loan payment due October 31, 1996. During 1996, Joppa Associates agreed to sell the partnership property to Heritage Properties, Inc. for $5,500,000. The sale is expected to close in the 1997 second quarter. In November 1996, one of Realty's two partners assigned to Realty and Realty's other partner its partnership interest and relinquished its right to any proceeds from the sale of the partnership property. The ownership interests of Realty and Realty's other partner were increased to 50%. Realty' share of the net proceeds from the sale are estimated to be $2,500,000. At December 31, 1996, the carrying value of Realty's investment in Joppa Associates was $2,216,000. See "Notes to Financial Statements--Note 9--Investments in Unconsolidated Joint Ventures."

  Realty has agreed to provide Operating Company with up to $10,000,000 in short-term advances, which is dependent upon Realty's liquidity and capital resources. At December 31, 1996, Realty has guaranteed an Operating Company capital lease that will require payments of $907,000 in 1997.

  At December 31, 1996, Realty's secured real estate loans receivable were carried at $10,674,000, net of $2,473,000 of valuation allowances, and had maturities ranging from 1997 to 2002. For the year ended December 31, 1996, secured real estate loans receivable earned interest income of $1,088,000. See "Notes to Financial Statements--Note 11--Real Estate Loans Receivable."

  In the event of a "change in control, participants in the Realty and Operating Company joint non-contributory defined benefit retirement plan will become fully vested in plan benefits and participants in the thrift plan will become fully vested in matching company contributions. Additionally, all Realty and Operating Company stock options will become fully vested except for 200,000 Realty options whose vesting is dependent on common stock performance.

  Realty has entered into severance agreements with certain officers and key employees. If there is a "change in control" and under certain circumstances, certain executive officers will be entitled to a lump sum payment equal to 2 1/2 times base pay, calculated as annual base salary plus average bonuses over the preceding three calendar years. In addition, one executive officer, and certain employees will be entitled to a lump sum payment equal to one times base pay, as calculated above. Pursuant to a resignation agreement with an executive officer, if there is a "change in control" on or prior to May 17, 1997, he will be entitled to an additional lump sum cash payment totaling $303,920. No provision has been accrued or funded under this agreement.

  Realty expects that funds provided by operating activities and the sale of non-core real estate assets will provide sufficient liquidity to meet working capital needs and reduce outstanding borrowings under the revolving credit agreement.

  IMPACT OF INFLATION

  Realty's management believes that, for the foreseeable future, revenues and income from Santa Anita Racetrack and its other real estate investments should not be adversely affected in a material way by inflationary pressures. Certain leases include clauses enabling Realty to participate in tenants' future increases and gross revenues and other leases include provisions which tie the lease payments to the Consumer Price Index or include step-up provisions.

SANTA ANITA OPERATING COMPANY

  The following narrative discusses Operating Company's results of operations for the years ended December 31, 1996, 1995 and 1994, together with liquidity and capital resources as of December 31, 1996.

  RESULTS OF OPERATIONS--1996 COMPARED WITH 1995

  Operating company derives its revenues from thoroughbred horse racing activities. Horse racing revenues were $68,606,000 in 1996, down 1.5% from $69,647,000 in 1995 primarily due to a decrease in live racing days and total wagering.

  In 1996, live thoroughbred horse racing at Santa Anita Racetrack totaled 114 days compared to 120 days in 1995. Total on-track attendance at the live racing events in 1996 was down 8.2% from the prior year and average daily attendance declined 3.3%. Total wagering was down 2.1% while average daily wagering was up 3.1% compared with 1995. Total on-track wagering decreased 9.2%, wagering at Southern California satellite locations decreased 8.3%, wagering at out-of-state locations increased 11.6% and wagering at Northern California locations decreased 9.9% in 1996 compared with 1995. See Item 1. "Business--Operating Company--Santa Anita Racetrack--Wagering Commissions."

  Management anticipates that the movement from on-track attendance and wagering to off-site is likely to continue albeit at a slower rate. The growth rate in off-site wagering is dependent primarily upon such factors as Operating Company's ability to access new markets and the removal of various legal barriers which inhibit or restrict entry into such markets.

  Also, Santa Anita Racetrack operated 165 days in 1996 and 140 days in 1995 as a satellite wagering facility for Hollywood Park, Del Mar and, in 1996 only, Pomona Fairplex. Total attendance as a satellite wagering facility was up 3.6% while average daily attendance was down 12.2% in 1996 compared to 1995. Total wagering was up 7.8% while average daily wagering was down 8.5% in 1996 compared with 1995.

  Horse racing operating costs were $48,735,000 (or 71.0% of horse racing revenues) in 1996 versus $48,686,000 (or 69.9% of horse racing revenues) in 1995. The operating margin decline was primarily due to the decrease in horse racing revenues from 1995.

  Depreciation expense was $3,212,000 in 1996, $16,000 higher than the $3,196,000 in 1995. Depreciation expense includes an accelerated depreciation charge of $432,000 in 1995 on the Santa Anita Racetrack turf course, which was replaced in April 1995.

  General and administrative expenses were $6,353,000 in 1996, an increase of 16.7% from $5,442,000 in 1995 due to a charge of $851,000 in 1996 for executive severance costs. See "Notes to Financial Statements--Note 5-- Executive Severance." Interest expense decreased to $288,000 in 1996 from $401,000 in 1995 due to lower average borrowings.

  Rental expense to Realty was $10,861,000 in 1996 compared with $11,342,000 in 1995. The decrease in rental expense of 4.2% is due to the decrease in wagering commissions. See Item 1. "Business--Operating Company--Santa Anita Racetrack."

  RESULTS OF OPERATIONS--1995 COMPARED WITH 1994

  Horse racing revenues were $69,647,000 in 1995, up 2.7% from $67,846,000 in 1994, primarily due to an increase in racing days and total wagering.

  In 1995, live thoroughbred horse racing at Santa Anita Racetrack totaled 120 days compared with 117 days in 1994. Total on-track attendance at the live racing events in 1995 was down 5.9% from the prior year and average daily attendance declined 11.9%. Total and average daily wagering were up 12.0% and 9.2% in 1995 compared with 1994. On-track wagering decreased 6.3%, wagering at Southern California satellite locations increased 8.8%, wagering at out-of-state locations increased 20.3% and wagering at Northern California locations increased 106.6% in 1995 compared with 1994.

  Also, Santa Anita Racetrack operated 140 days in 1995 and 145 days in 1994 as a satellite wagering facility for Hollywood Park and Del Mar. Total and average daily attendance as a satellite wagering facility were down 5.9% and 2.5% in 1995 compared with 1994. Total wagering was down 2.5%, while average daily wagering was up 1.0% in 1995 compared with 1994.

  Horse racing operating costs were $48,686,000 (or 69.9% of horse racing revenues) in 1995 versus $48,352,000 (or 71.3% of horse racing revenues) in 1994. The operating margin improvement was primarily due to the implementation of certain cost control measures.

  Depreciation expense was $3,196,000 in 1995, $1,055,000 lower than the $4,251,000 in 1994. Depreciation expense includes an accelerated depreciation charge of $432,000 in 1995 and $1,426,000 in 1994 on the Santa Anita Racetrack turf course, which was replaced in April 1995.

  General and administrative expenses were $5,442,000 in 1995, a decrease of 2.5% from $5,583,000 in 1994 due to lower executive compensation expenses in 1995. Interest expense decreased to $401,000 in 1995 from $446,000 in 1994.

  Rental expense to Realty was $11,342,000 in 1995 compared with $13,057,000 in 1994. The decrease in rental expense of 13.1% reflected the new lease terms with Realty. Under the lease, LATC paid to Realty 1.5% of the on-track wagering on live races at Santa Anita Racetrack and 26.5% of its wagering commissions from all satellite wagering. The old lease required LATC to pay Realty the same 1.5% of the on-track wagering on live races at Santa Anita Racetrack but required 40% of its wagering commissions from satellite wagering during the live race meets.

  An income tax benefit of $2,000,000 was recognized in 1995, as a result of various items, the most significant of which, related to a draw down of deferred taxes relating to an expected withdrawal of Franchise Tax Board assessments for 1986 through 1988.

  LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1996, Operating Company's sources of liquidity included cash and short-term investments of $10,301,000, together with a verbal commitment from Realty to provide up to $10,000,000 in short-term advances. In addition, Realty has guaranteed an Operating Company capital lease that will require payments by Operating Company of $907,000 in 1997. Operating Company's ability to borrow from Realty is dependent upon Realty's liquidity and capital resources (see Item 7. "Managements' Discussion and Analysis of Financial Condition and Results of Operations--Santa Anita Realty Enterprises, Inc.-- Liquidity and Capital Resources"). For the year ended December 31, 1996, short-term investments earned interest income of $499,000.

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

  Operating Company generated $3,843,000 less cash from operations in 1996 than in 1995. Net cash provided by operating activities was $2,319,000 in 1996 compared with $6,162,000 in 1995. The decrease in cash from operations was primarily due to decreased operating income from horse racing operations.

  Net cash used in investment activities was $4,532,000 in 1996 compared with $5,142,000 in 1995. The $610,000 decrease in cash used in investment activities was attributable to the purchase of common stock of Realty for the grant of restricted stock during 1995, partially offset by a higher level of capital improvements at Santa Anita Racetrack during 1996.

  Net cash used in financing activities was $1,196,000 in 1996 compared with $153,000 in 1995. The increase is due primarily to an increase in intercompany receivables partially offset by the issuance of common and preferred stock in 1996.

  In the event of a "change in control, participants in the Realty and Operating Company joint non-contributory defined benefit retirement plan will become fully vested in plan benefits and participants in the thrift plan will become fully vested in matching company contributions. Additionally, all Realty and Operating Company stock options will become fully vested except for 200,000 Realty options whose vesting is dependent on common stock performance.

  Operating Company has entered into severance agreements with certain officers and key employees. If there is a "change in control" and under certain circumstances, certain executive officers will be entitled to a lump sum payment equal to 2 1/2 times base pay, calculated as annual base salary plus average bonuses over the preceding three calendar years. In addition, one officer will be entitled to a lump sum payment equal to one times base pay, as calculated above. Pursuant to resignation agreements with two executive officers, if there is a "change in control" on or prior to May 17, 1997, they will be entitled to additional lump sum cash payments totaling $355,666. No provision has been accrued or funded under these agreements.

  IMPACT OF INFLATION

  LATC's expenses are heavily labor-intensive with labor rates being covered by negotiated contracts with labor unions. Labor contracts with the pari-mutuel, service and operational employees were successfully renegotiated in 1995 and 1996. Management continues to address cost containment and labor productivity in all areas.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item is incorporated by reference to the information listed in the Index to Financial Statements filed with this Report.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  (a) The names, ages and business experience of the Companies' directors and executive officers during the past five years are set forth below:

                                    PRINCIPAL BUSINESS EXPERIENCE DURING
      NAME AND AGE           PAST 5 YEARS AND ALL POSITIONS WITH THE COMPANIES
      ------------       ---------------------------------------------------------
William C. Baker, 63.... Chairman of the Board of Operating Company and Realty
                         since 1996, Director since 1991; Chief Executive Officer
                         of Operating Company since 1996; Chief Executive Officer
                         of Realty, 1996; President, Red Robin International,
                         Inc., 1993-1995; Chairman of the Board and Chief
                         Executive Officer, Carolina Restaurant Enterprises, Inc.
                         (restaurant franchisee), 1992-1996; Director, Callaway
                         Golf Company (golf equipment) and Public Storage, Inc.
                         (REIT).

Brian L. Fleming, 53.... Director of Realty since 1996; Acting President and Chief
                         Executive Officer of Realty since 1996; Executive Vice
                         President, Chief Financial Officer and Secretary of
                         Realty since 1994; Senior Vice President, Carter Hawley
                         Hale Stores, Inc., 1987-1994.

Clifford C. Goodrich,
 54..................... Director of Operating Company since 1989; Executive Vice
                         President of Operating Company since 1995; Vice President
                         of Operating Company, 1989-1995; President of Los Angeles
                         Turf Club, Incorporated since 1989.

Richard S. Cohen, 62.... Director of Operating Company and Realty since 1967;
                         Attorney, Law Offices of Richard S. Cohen and Donna Frost
                         Cohen since 1991; President, Four Seas Restaurants, Inc.
                         (restaurant franchisee) since 1988.

James P. Conn, 59....... Director of Operating Company and Realty since 1995;
                         Managing Director and Chief Investment Officer, Financial
                         Security Assurance, Inc. (insurance) since 1992;
                         President and Chief Executive Officer, Bay Meadows
                         Operating Company (horse racing), 1988-1992; Director,
                         California Jockey Club (REIT); Trustee, Gabelli Equity
                         Trust and Gabelli Global Multimedia Trust (investment
                         companies).

Arthur Lee Crowe, 73.... Director of Operating Company and Realty since 1960;
                         Investor; Vice Chairman of Operating Company and Realty
                         since 1988.

John C. Cushman, III,
 56..................... Director of Operating Company and Realty since 1996;
                         President and Chief Executive Officer, Cushman Realty
                         Corporation since 1978; Director, National Golf
                         Properties, Inc. (golf course management).

Taylor B. Grant, 47..... Director of Operating Company since 1996 and Realty since
                         1988; Senior Vice President, Beazer Homes California,
                         Inc. since 1996; Investor; Receiver Superior Court, State
                         of California since 1993; Chief Executive Officer, Optima
                         Asset Management Services (property management), 1992-
                         1993; President, Grant Building Company, 1984-1992 (real
                         estate development).

                                     PRINCIPAL BUSINESS EXPERIENCE DURING
      NAME AND AGE            PAST 5 YEARS AND ALL POSITIONS WITH THE COMPANIES
      ------------        ---------------------------------------------------------
J. Terrence Lanni, 54...  Director of Operating Company and Realty since 1995;
                          Chairman and Chief Executive Officer, MGM Grand Inc.
                          (hotel/casino) since 1995; President and Chief Operating
                          Officer, Caesars World Inc., 1981-1995.
Thomas P. Mullaney, 64..  Director of Operating Company and Realty since 1989;
                          General Partner, Matthews, Mullaney & Co. (private
                          investment partnership) since 1991; Director, Ducommun
                          Incorporated (manufacturing).
William D. Schulte, 64..  Director of Operating Company and Realty since 1994;
                          Investor; former Vice Chairman, KPMG Peat Marwick LLP;
                          Director, H.F. Ahmanson & Company (thrift) and Vastar
                          Resources, Inc. (energy).
Thomas S. Robbins, 43...  Vice President--Racing of Operating Company since 1990;
                          Vice President--Racing of LATC since 1990.
Kathryn J. McMahon, 36..  General Counsel and Secretary of Operating Company since
                          1994; Vice President and General Counsel of LATC since
                          1997; Secretary of LATC since 1994; Attorney, Sheppard,
                          Mullin, Richter & Hampton, 1986-1994.
Mark T. Stephens, 34....  Vice President--Marketing and Customer Relations of LATC
                          since 1994; Director of Marketing of LATC 1993-1994;
                          Director of Marketing, Bay Meadows Operating Co., 1991-
                          1992.
Tom D. Austin, 55.......  Vice President Design and Construction of Realty since
                          1995; Director of Development of Realty, 1995; Owner,
                          Austin Affiliates, 1992-1994; Vice President, Western
                          Region Design and Construction, Homart Development
                          Company, 1989-1992.

  Each executive officer of Operating Company is appointed by the Operating Company Board of Directors annually and holds office until a successor is duly appointed.

  Each executive officer of Realty is appointed by the Board of Realty Directors annually and holds office until a successor is duly appointed.

  SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16 (a) of the Securities Exchange Act of 1934 requires the directors and officers of the Companies to file with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of common stock of the Companies. Such directors and officers are required by regulation to furnish the Companies with copies of all Section 16(a) forms they file.

  To the Companies' knowledge, based solely on a review of the copies of such reports furnished to the Companies and written representations that no other reports were required, during the fiscal year ended December 31, 1996, each of its directors and officers complied with all applicable Section 16(a) filing requirements except for Thomas J. Barrack, Jr., who filed on Form 5 an acquisition by an affiliate of shares in September 1996 and Tom D. Austin, who filed a Form 5 in March 1997 reporting a series of small acquisitions otherwise exempt from reporting on Form 4.

ITEM 11. EXECUTIVE COMPENSATION

OPERATING COMPANY

  COMPENSATION

  The following table sets forth information concerning the annual and long-term compensation for services in all capacities to Operating Company for the years ended December 31, 1996, 1995, and 1994 of the Chief Executive Officers during such periods, together with the other four most highly compensated executive officers of Operating Company earning in excess of $100,000 in salary and bonus in 1996.

                          SUMMARY COMPENSATION TABLE

                         ANNUAL COMPENSATION(1) LONG-TERM COMPENSATION
                         ---------------------- -----------------------
                                                 RESTRICTED  SECURITIES  ALL OTHER
        NAME AND                                STOCK AWARDS UNDERLYING COMPENSATION
   PRINCIPAL POSITION          SALARY   BONUS       ($)      OPTIONS(#)     (2)
   ------------------         -------- -------- ------------ ---------- ------------
William C. Baker........ 1996 $112,500 $125,000     $--       $150,000    $   --
 President and Chief
 Executive Officer (3)
Stephen F. Keller....... 1996  250,000      --       --            --     681,714(5)
 President and Chief     1995  400,000      --       --         10,000
 Executive Officer (4)   1994  379,167   85,000       (6)       20,000      9,448
Clifford C. Goodrich.... 1996  252,000   70,000      --            --         --
 Executive Vice          1995  242,000   50,000      --          9,000        --
 President               1994  231,667   40,000       (6)       15,000        --
Thomas S. Robbins....... 1996  169,000   27,000      --            --       9,714
 Vice President--Racing  1995  161,333   23,000      --          5,000      2,429
                         1994  153,750   20,000      --          8,000      9,433
Mark T. Stephens........ 1996  127,083   35,000      --            --       7,797
 Vice President--LATC(7) 1995  121,000   17,500      --          5,000        --
                         1994  111,667   17,500      --          8,000        --
Michael J. Manning...... 1996  163,571      --       --            --         --
 Vice President--LATC(8) 1995  151,333   30,000      --          7,000        --

--------
(1) Operating Company provides automobiles, club memberships and other perquisites to certain key employees, including the officers listed above, the value of which is not included in the table above and which in no case exceeded 10% of the annual salary and bonus of any individual for the years indicated.

(2) Except as otherwise indicated, amounts shown are those expensed for financial reporting purposes under the Thrift Plan. See "Other Benefit Plans for Operating Company and Realty" for a description of the Thrift Plan.

(3) Mr. Baker was appointed Chairman of the Board, President and Chief Executive Officer effective August 16, 1996.

(4) Mr. Keller served as Chairman of the Board, President and Chief Executive Officer until his resignation effective August 16, 1996.

(5) Includes $672,000 paid to Mr. Keller as severance pursuant to the terms of a resignation agreement. See "Resignation Agreements."

(6) Pursuant to Exchange Agreements entered into as of December 15, 1994 with each of Messrs. Keller and Goodrich, Operating Company awarded 86,322 shares of Restricted Stock ("Restricted Shares") to Mr. Keller and 40,325 Restricted Shares to Mr. Goodrich under Operating Company's 1995 Share Award Plan in exchange for each of such officer's agreement to release all of his rights and benefits under previous deferred compensation arrangements with Operating Company ("DCA's"). On the date of the awards (December 15, 1994), the closing market price of a share of paired Common Stock was $14.125 as reflected on the New York Stock Exchange Composite Tape. The number of Restricted Shares subject to each award was calculated on the basis of various assumptions (including, without limitation, assumptions regarding salary increases, post retirement interest, dividend and tax rates, and stock price appreciation) to provide each of Messrs. Keller and Goodrich (as of their normal retirement dates) with approximately the equivalent value of the benefits anticipated under their existing DCA's.

    The Restricted Shares are subject to certain restrictions on transfer, which expire as follows: In the case of Mr. Keller, the restrictions expired with respect to 50% of the Restricted Shares on July 1, 1996. Pursuant to the terms of Mr. Keller's resignation agreement, the restrictions on the remaining 50% of Restricted Shares will terminate only in the event one of the following occurs prior to May 17, 1997: (a) Mr. Keller's death, (b) Mr. Keller's total disability or (c) a change of control event. See "Resignation Agreements" for further information on Mr. Keller's agreement. If no such event occurs prior to May 17, 1997, Operating Company has the right to acquire such 43,161 Restricted Shares. In the case of Mr. Goodrich, the restrictions on such transfers expired with respect to 20% of the Restricted Shares on May 2, 1995, expired with respect to an additional 40% of such shares on July 1, 1996 and expire with respect to an additional 10% of such shares on July 1 of each year thereafter with all such restrictions terminating on July 1, 2000. The restrictions on transfer may terminate earlier upon the occurrence of certain events including termination of employment without "cause" or a voluntary termination for "good reason" as defined in the Restricted Stock Agreement. Restrictions also terminate on death or total disability. Upon a termination of employment prior to the lapse of restrictions, Operating Company has the right to acquire all Restricted Shares which are subject to the restrictions without consideration. A "change in control event" is generally defined as a 20% change in ownership of Operating Company, the replacement of a majority of the members of the incumbent board of directors of Operating Company (excluding replacement directors nominated by the incumbent board of directors) or the liquidation or dissolution of Operating Company, subject to certain exceptions. At year-end 1996, the Restricted Shares were worth $1,556,385 at the then current market value (including $1,132,976 with respect to 43,161 Restricted Shares held by Mr. Keller and $423,413 with respect to 16,130 Restricted Shares held by Mr. Goodrich) without giving effect to the diminution of value attributable to the restrictions on such shares. Dividends are paid on the Restricted Shares at the same rate payable on all other shares of Paired Common Stock.

(7) Mr. Stephens, Vice President of Los Angeles Turf Club, Incorporated, a wholly-owned subsidiary of Operating Company, has been considered an executive officer of Operating Company since 1994.

(8) Mr. Manning, served as Vice President of Los Angeles Turf Club, Incorporated, a wholly-owned subsidiary of Operating Company, until his resignation effective December 13, 1996. Mr. Manning had been considered an executive officer of Operating Company since 1995.

    STOCK OPTION.

  The following table sets forth the individual grants to the named executive officers during 1996, the percentage that each grant represents of the total options granted to employees during 1996, the exercise price, the expiration date, and the potential realizable value of each of the options (assuming either a 5% or 10% annualized rate of appreciation from the date of grant).

                       OPTION GRANTS IN LAST FISCAL YEAR

                         NUMBER OF
                         SHARES OF                                            POTENTIAL REALIZABLE VALUE
                           PAIRED                                                  AT ASSUMED ANNUAL
                           COMMON         % OF TOTAL                                RATES OF STOCK
                           STOCK           OPTIONS                                PRICE APPRECIATION
                         UNDERLYING       GRANTED TO                              FOR OPTION TERM(1)
                          OPTIONS        EMPLOYEES IN   EXERCISE   EXPIRATION ---------------------------
                          GRANTED        FISCAL YEAR  PRICE ($/SH)    DATE         5%            10%
                         ----------      ------------ ------------ ---------- ------------- -------------
William C. Baker........  150,000(2)(3)      100%        $15.25(4)    (5)     $   1,041,000 $   3,013,500
Stephen F. Keller.......      --             --             --        --                --            --
Clifford C. Goodrich....      --             --             --        --                --            --
Thomas S. Robbins.......      --             --             --        --                --            --
Mark T. Stephens........      --             --             --        --                --            --
Michael J. Manning......      --             --             --        --                --            --

--------
(1) The amounts in these columns are based upon assumed rates of appreciation over the option term which are prescribed by applicable SEC regulations. Actual gains, if any, on stock option exercises are dependent on the future performance of the Paired Common Stock, overall market conditions and the option holder's continued employment through the applicable vesting periods.
(2) This option grant becomes exercisable as to fifty percent of the grant on April 1, 1997 and as to the remaining fifty percent on April 1, 1998. The options become immediately exercisable if Mr. Baker is discharged without cause, resigns for good reason, dies or becomes totally disabled, or upon the occurrence of a change of control event (except to the extent the Operating Company Compensation Committee ("Committee") determines that an acceleration of the exercise date upon a change in control event would cause the deduction limits of Section 280G of the Internal Revenue code to come into effect). The provision allowing for acceleration of the vesting date for the options upon the occurrence of a change in control event is effective only through September 30, 1997, but is subject to automatic and successive 60-month extensions unless the Board of Directors of Operating Company delivers six-months advance written notice to Mr. Baker of termination of such provision. No such notice was delivered in 1997. Under the option agreement, a "change in control event" is generally defined as a 20% change in ownership of Operating Company, the replacement of a majority of the members of the incumbent board of directors of Operating Company (excluding replacement of directors nominated by the incumbent board of directors) or the liquidation or dissolution of Operating Company, subject to certain exceptions.
(3) Does not include a purported grant of 200,000 performance-vesting options which were unable to be issued due to limitations in the 1995 Share Awards Plan.
(4) Full payment for shares purchased upon the exercise of the options shall be made at the time of such exercise by one or a combination of the following methods (such methods other than the methods specified in clause
    (i) being subject to the Committee's approval): (i) cash, electronic funds transfer or check, (ii) third party payment, (iii) the delivery of shares of Operating Company stock already owned by Mr. Baker, or (iv) requesting that Operating Company reduce the number of shares of Operating Company stock otherwise issuable upon exercise by a number of shares of Operating Company stock with a fair market value equal to the option exercise price. The options are not transferable by Mr. Baker other than by will or the laws of descent and distribution or pursuant to a qualified domestic relations order.
(5) To the extent that any of the options are or become exercisable, they may be exercised until March 31, 2001 regardless of the status of Mr. Baker's employment with Operating Company. On or after April 1, 2001, the options may be exercised only if Mr. Baker is then employed by Operating Company except that under certain circumstances if Mr. Baker has not been terminated for cause, the options may be exercised after such date. In all events, all options expire on March 31, 2006.

  The following table sets forth the number of stock options exercised during 1996 and the number of unexercised options held and the value of "in the money" options held as of December 31, 1996:

             OPTIONS EXERCISED AND FISCAL YEAR-END OPTION HOLDINGS

                                            NUMBER OF SHARES OF PAIRED
                          NUMBER              COMMON STOCK UNDERLYING             VALUE OF UNEXERCISED
                         OF SHARES            UNEXERCISED OPTIONS AT              IN-THE-MONEY OPTIONS
                         ACQUIRED                DECEMBER 31, 1996                AT DECEMBER 31, 1996
                            ON      VALUE   ------------------------------      -------------------------
          NAME           EXERCISE  REALIZED EXERCISABLE     UNEXERCISABLE       EXERCISABLE UNEXERCISABLE
          ----           --------- -------- ------------    --------------      ----------- -------------
William C. Baker........     --    $    --        --           150,000            $    --     $1,650,000
Stephen F. Keller.......  87,400    384,229       --            46,600(1)              --        463,122(1)
Clifford C. Goodrich....     --         --     47,800           26,200             297,025       267,925
Thomas S. Robbins.......     --         --     15,100           12,400             111,898       129,982
Mark T. Stephens........     --         --      8,100           11,400              77,418       121,362
Michael J. Manning......     --         --     13,500              --              126,522           --

--------
(1) Pursuant to the terms of a resignation agreement with Mr. Keller, all nonvested stock options held by Mr. Keller at August 31, 1996 shall remain outstanding but not be exercisable unless a change in control event occurs prior to May 17, 1997. If a change in control event occurs prior to May 17, 1997, subject to all applicable limitations relating to Section 280G of the Internal Revenue Code set forth in the share award plan, all such nonvested stock options shall become 100% vested and Mr. Keller shall have three months after such event to exercise such options; at the end of such three month period, all such options shall expire. If a change in control event does not occur prior to May 17, 1997, all such options shall expire. Under the option agreement, a "change in control event" is generally defined as a 20% change in ownership of Operating Company, the replacement of a majority of the members of the incumbent board of directors of Operating Company (excluding replacement directors nominated by the incumbent board of directors) or the liquidation or dissolution of Operating Company, subject to certain exceptions. See "Resignation Agreements."

  INDEBTEDNESS OF MANAGEMENT

  In 1990, Mr. Goodrich, Executive Vice President and Director of Operating Company, exercised stock options whereby he purchased 5,000 shares of paired Common Stock at $3.00 and $21.75 per share, respectively, by delivering cash in an amount equal to the aggregate par value of the shares and executing a promissory note in payment of the balance of the purchase price, payable in five annual installments at initial annual interest rates of 10.5% and 10.0% respectively. The promissory notes delivered to Operating Company also included amounts advanced to cover income tax liabilities occasioned by the stock option exercise. The highest amount owed by Mr. Goodrich during 1996 to Operating Company was $61,375. In 1996, Mr. Goodrich paid the note balance in full and no amount was outstanding as of December 31, 1996. The interest rate in effect during 1996 on the amount owed was 8.25%.

REALTY

  COMPENSATION

  The following table sets forth information concerning the annual and long-term compensation for services in all capacities to Realty for the years ended December 31, 1996, 1995, and 1994 of the Chief Executive Officers during such periods, together with the other most highly compensated executive officers of Realty earning in excess of $100,000 in salary and bonus in 1996.

                          SUMMARY COMPENSATION TABLE

                                  ANNUAL COMPENSATION(1)
                                  -----------------------
                                                          SECURITIES
                                                          UNDERLYING    ALL OTHER
NAME AND PRINCIPAL POSITION         SALARY       BONUS    OPTIONS(#) COMPENSATION(2)
---------------------------       ----------- ----------- ---------- ---------------
Brian L. Fleming........     1996 $   218,370 $   100,000      --       $  7,894
 Acting President and        1995     170,625      60,000    6,000           --
 Chief Executive             1994      99,687      20,000   35,000           --
 Officer, Executive Vice
 President, Chief
 Financial Officer
 and Secretary(3)
William C. Baker........     1996     112,500     125,000  200,000           --
 President and Chief
 Executive Officer(4)
Sherwood C. Chillingworth    1996     124,157         --       --        206,080(6)
 Chief Executive Officer     1995     175,000      30,000    9,000           --
 and Vice Chairman(5)        1994     129,167      30,000   45,000           --
Tom D. Austin(7)........     1996     106,450      30,000      --          5,570
 Vice President              1995     100,000      11,000    5,000           --

--------
(1) Realty provides automobiles or automobile allowances, club memberships and other perquisites to certain key employees, including the officers listed above, the value of which is not included in the table above and which in no case exceeded 10% of the annual salary and bonus of any individual.
(2) Except as otherwise indicated, amounts shown are those expensed for financial reporting purposes under the Thrift Plan. See "Other Benefit Plans for Operating Company and Realty" for a description of the Thrift Plan.
(3) Mr. Fleming joined Realty and was appointed Executive Vice President and Chief Financial Officer effective May 11, 1994. He was appointed Acting Chief Executive Officer and President effective August 16, 1996. Bonus for 1995 included a $30,000 bonus contingent upon Mr. Fleming's employment at Realty on December 31, 1995 pursuant to the terms of his employment agreement. Bonus for 1994 has been restated to reflect bonus awarded in December 1995 for services performed in 1994.
(4) Mr. Baker joined Realty and was appointed Chairman of the Board, President and Chief Executive Officer effective April 1, 1996. He served until his resignation on August 16, 1996 when he was appointed Chairman of the Board, President and Chief Executive Officer of Operating Company.
(5) Mr. Chillingworth joined Realty and was appointed Chief Executive Officer and Vice Chairman effective March 16, 1994. Mr. Chillingworth served as Chief Executive Officer of Realty until March 31, 1996.
(6) Represents amount paid to Mr. Chillingworth as severance pursuant to the terms of his resignation agreement. See "Resignation Agreements."
(7) Mr. Austin became an executive officer of Realty on May 2, 1995. Previous to that, he served as Director of Development. Mr. Austin began his employment with Realty in January 1995.

  STOCK OPTIONS

  The following table sets forth the individual grants to the named executive officers during 1996, the percentage that each grant represents of the total options granted to employees during 1996, the exercise price, the expiration date, and the potential realizable value of each of the options (assuming either a 5% or 10% annualized rate of appreciation from the date of grant).

                       OPTION GRANTS IN LAST FISCAL YEAR

                         NUMBER OF
                         SHARES OF                                            POTENTIAL REALIZABLE
                           PAIRED                                               VALUE AT ASSUMED
                           COMMON         % OF TOTAL                          ANNUAL RATES OF STOCK
                           STOCK           OPTIONS                             PRICE APPRECIATION
                         UNDERLYING       GRANTED TO                           FOR OPTIONS TERM(1)
                          OPTIONS        EMPLOYEES IN   EXERCISE   EXPIRATION ---------------------
                          GRANTED        FISCAL YEAR  PRICE ($/SH)    DATE        5%        10%
                         ----------      ------------ ------------ ---------- ---------- ----------
Brian L. Fleming........      --             $--         $  --        --      $      --  $      --
William C. Baker........  200,000(2)(3)        95%        14.04(4)     (5)     1,388,000  4,018,000
Sherwood C.
 Chillingworth..........      --              --            --        --             --         --
Tom D. Austin...........      --              --            --        --             --         --

--------
(1) The amounts in these columns are based upon assumed rates of appreciation over the option term which are prescribed by applicable SEC regulations. Actual gains, if any, on stock option exercises are dependent on the future performance of the Paired Common Stock, overall market conditions and the option holder's continued employment through the applicable vesting periods.
(2) This option grant becomes exercisable only in the following circumstances:
    (i) if the price of a share of paired common stock reaches or exceeds $27.50 for a period of sixty consecutive business days before April 1, 2001; (ii) immediately prior to a reorganization that is consummated before April 1, 2001 in which Realty is not the surviving entity and the shareholders of Realty receive consideration worth at least $27.50 per share of paired common stock; or (iii) immediately prior to a sale by the shareholders that occurs before April 1, 2001 of substantially all of the shares of paired common stock at a price of $27.50 or more per paired common stock. The stock price performance standard of $27.50 per share of paired common stock is subject to proportional adjustment by the Realty Compensation Committee ("Committee") in such manner and to such extent as it deems equitable in the event of any extraordinary dividend or other extraordinary distribution in respect of the paired common stock, any reclassification, recapitalization, stock split, stock dividend, reverse stock split, reorganization, merger, combination, consolidation, split-up or spin-off of Realty, any repurchase or exchange of Operating Company stock, Realty stock or other securities of the Companies or any similar extraordinary corporate transactions. The vesting schedule for the options is not subject to acceleration.
(3) Does not include a grant of 150,000 time-vesting options which were granted by Realty in April 1996 (subject to shareholder approval) and surrendered by Mr. Baker in August 1996 upon the grant by Operating Company to Mr. Baker of 150,000 time-vesting options in connection with his employment by Operating Company.
(4) Full payment for shares purchased upon the exercise of the options shall be made at the time of such exercise by one or a combination of the following methods (such methods other than the methods specified in clause
    (i) being subject to the Committee's approval), (i) cash, electronic funds transfer or check, (ii) third party payment, (iii) the delivery of shares of Realty stock already owned by Mr. Baker, or (iv) requesting that Realty reduce the number of shares of Realty stock otherwise issuable upon exercise by a number of shares of Realty stock with a fair market value equal to the option exercise price. In addition, to comply with the Pairing Agreement between Realty and Operating Company (the "Pairing Agreement"), the option agreement requires Mr. Baker, at the time he exercises an option, to purchase from Operating

    Company a number of unpaired shares of Operating Company stock equal to the number of shares of Realty stock acquired pursuant to the exercise of the option. The shares of Operating Company stock are required to be purchased from Operating Company at their fair market value on the date of exercise of the option, as determined pursuant to the terms of the Pairing Agreement. However, in connection with any such purchase of Operating Company stock by Mr. Baker, Realty has agreed to pay to Mr. Baker an amount which is equal to the excess, if any, of the purchase price paid by Mr. Baker for such Operating Company stock over the fair market value of such Operating Company stock on the award date. The options are not transferable by Mr. Baker other than by will or the laws of descent and distribution or pursuant to a qualified domestic relations order.
(5) To the extent that any of the options are or become exercisable, they may be exercised until the later of March 31, 2001 or 90 days after the 60th consecutive business day on which the paired common stock has attained a price of at least $27.50 per share regardless of the status of Mr. Baker's employment with Realty. On or after the later of April 1, 2001 or the expiration of the 90-day period referred to in the preceding sentence, the options which have vested may be exercised only if Mr. Baker is then employed by Realty. In all events, the options granted expire on March 31, 2006.

  The following table sets forth the number of stock options exercised during 1996 and the number of unexercised options held and the value of "in the money" options held as of December 31, 1996:

             OPTIONS EXERCISED AND FISCAL YEAR-END OPTION HOLDINGS

                                            NUMBER OF SHARES OF PAIRED
                          NUMBER              COMMON STOCK UNDERLYING             VALUE OF UNEXERCISED
                         OF SHARES            UNEXERCISED OPTIONS AT             IN-THE-MONEY OPTIONS AT
                         ACQUIRED                DECEMBER 31, 1996                  DECEMBER 31, 1996
                            ON      VALUE   ------------------------------      -------------------------
          NAME           EXERCISE  REALIZED EXERCISABLE     UNEXERCISABLE       EXERCISABLE UNEXERCISABLE
          ----           --------- -------- -------------   --------------      ----------- -------------
Brian L. Fleming........    --       $--      $      15,200           25,800     $129,100    $  234,525
William C. Baker........    --        --                --           200,000          --      2,200,000
Sherwood C.
 Chillingworth..........    --        --             15,000           39,000(1)    99,375       340,125
Tom D. Austin...........    --        --              1,600            6,400       17,675        70,700

--------
(1) Pursuant to the terms of a resignation agreement with Mr. Chillingworth, all nonvested stock options held by Mr. Chillingworth at August 31, 1996 shall remain outstanding but not be exercisable unless a change in control event occurs prior to May 17, 1997. If a change in control event occurs prior to May 17, 1997, subject to all applicable limitations relating to
    Section 280G of the Internal Revenue Code set forth in the share award plan, all such nonvested stock options shall become 100% vested and Mr. Chillingworth shall have three months after such event to exercise such options; at the end of such three month period, all such options shall expire. If a change in control event does not occur prior to May 17, 1997, all such options shall expire. Under the option agreement, a "change in control event" is generally defined as a 20% change in ownership of Realty, the replacement of a majority of the members of the incumbent board of directors of Realty (excluding replacement directors nominated by the incumbent board of directors or the liquidation of dissolution of Realty, subject to certain exceptions. See "Resignation Agreements."

OPERATING COMPANY AND REALTY

  RETIREMENT INCOME PLAN

  Operating Company and Realty have a joint defined benefit Retirement Income Plan that is non-contributory. Benefits are determined regardless of position under a formula applied uniformly to all employees of Operating Company and its participating subsidiaries, and Realty (except as otherwise required under Internal Revenue Code "top-heavy" rules relating to "key" employees), and depend upon the employee's length of service, and the five year highest average salary up to $150,000, less certain Social Security benefits.

  Employees are eligible to participate in the plan after attaining age 21 and completing one year of service. The plan currently provides for 100% vesting of an employee's interest after five years of service (except to the extent faster vesting is required under Internal Revenue Code "top-heavy" rules). However, in the event of a change in control (as defined in the plan), the plan provides for immediate 100% vesting.

  The following table illustrates the estimated annual retirement benefit payable under the plan starting at age 65, after reduction for certain Social Security benefits, for participants with compensation and credited years of service shown. The benefits shown assumed retirement at age 65 as of December 31, 1996 subject to the maximum annual benefit of $120,000 shown below. This maximum annual amount is actuarially increased for participants who retire after age 65.

                                            BENEFITS BASED ON YEARS OF SERVICE
                                            -----------------------------------
      BASE SALARY                           10 YEARS 20 YEARS 30 YEARS 40 YEARS
      -----------                           -------- -------- -------- --------
      $100,000............................. $18,208  $36,415  $57,222  $ 79,014
       125,000.............................  23,208   46,415   72,222    99,014
       150,000.............................  28,208   56,415   87,222   119,014
       175,000.............................  28,208   56,415   87,222   120,000
       200,000.............................  28,208   56,415   87,222   120,000
       225,000.............................  28,208   56,415   87,222   120,000
       250,000.............................  28,208   56,415   87,222   120,000
       275,000.............................  28,208   56,415   87,222   120,000
       300,000.............................  28,208   56,415   87,222   120,000
       325,000.............................  28,208   56,415   87,222   120,000
       350,000.............................  28,208   56,415   87,222   120,000
       375,000.............................  28,208   56,415   87,222   120,000
       400,000.............................  28,208   56,415   87,222   120,000
       425,000.............................  28,208   56,415   87,222   120,000
       450,000.............................  28,208   56,415   87,222   120,000
       475,000.............................  28,208   56,415   87,222   120,000
       500,000.............................  28,208   56,415   87,222   120,000

  The officers under this plan as of December 31, 1996 and their years of credited service are as follows: For Operating Company: Baker--1 year; Keller--5 years; Goodrich--16 years; Robbins--13 years; Manning--15 years; and Stephens--4 years. For Realty: Fleming--3 years and Austin--1 year.

  THRIFT PLAN

  Operating Company and Realty have a joint Thrift Plan under which employees may elect to contribute up to 21% of their annual compensation on a combination before-and-after tax basis, excluding bonuses. A percentage of these contributions by the employee is matched by either Operating Company or Realty with total matching contributions not exceeding a maximum of 6% of the contributing employee's annual compensation. Matching contributions are in the form of cash, which is used by the trustee to purchase shares of Paired Common Stock. Employee contributions are invested in various funds, according to the employee's choices. The plan provides for 20% vesting of Company contributions after two years of service, increasing to 100% vesting after six years of service. However, upon a change in control, the plan provides for immediate 100% vesting.

  DIRECTORS' COMPENSATION

  In 1996, each active director who was not an employee of Operating Company or Realty received a $7,500 annual fee plus $400 for each meeting of the Board of Directors and each committee meeting attended and, in the case of Operating Company, for each separate subsidiary board meeting attended.

  Each director retiring subsequent to 1960 and serving Realty, Operating Company or Santa Anita Consolidated, Inc. as an outside director for at least ten years is remunerated at the annual rate of $480 times his or her number of years of service. This annual payment is payable for five years. During 1996, six former directors with years of service ranging from 20 to 34 years participated in the plan. Amounts payable under the plan in 1996 totaled $68,520.

  SEVERANCE AGREEMENTS

  Operating Company has in effect severance agreements with certain officers, including Messrs. Baker, Goodrich, Robbins, and Stephens. Realty has in effect a similar severance agreement with Mr. Fleming. These agreements, which have a term of five years, become effective if there is a change in control followed by a Qualifying Termination of the named executive within three years. In that event, the executive becomes entitled to a lump sum payment equal to 2 1/2 times the sum of (1) the executive's current annual base salary rate plus
(2) the executive's average bonuses over the three calendar years preceding the change in control ("Base Pay"). In addition, the executive may continue to participate in the Company's medical and dental plans for three years if the executive pays the applicable premium. The severance agreements provide that no payments shall be made to the extent such payments, together with other payments by the Company, would cause the limits of Section 280G of the Internal Revenue Code to be exceeded. Operating Company has an agreement with an officer and Realty has similar agreements with selected employees, including Mr. Austin, which have comparable terms as those described above except (a) in the event the employee becomes entitled to a lump sum payment, the payment is calculated as one times the Base Pay, rather than 2 1/2 times the Base Pay and, (b) the employee is not entitled to participate in medical and dental plans for the three year period.

  RESIGNATION AGREEMENTS

  Mr. Keller entered into a resignation agreement with Operating Company, providing for his resignation as an officer of Operating Company and a director of the Companies, effective August 16, 1996. Pursuant to the resignation agreement, Operating Company paid to Mr. Keller a cash lump sum of $672,000 and in the event a change in control occurs prior to May 17, 1997, Operating Company shall pay to Mr. Keller an additional cash lump sum of $148,333 and shall provide Mr. Keller the benefit of participating in the Company's medical and dental plans for three years if he pays the applicable premium. The resignation agreement also provided (subject to Compensation Committee approval) that the right of Operating Company to repurchase 43,161 shares of restricted shares issued to Mr. Keller would be deferred until May 17, 1997 and the restrictions on such stock would expire only in the event of the occurrence of one of the following events prior to May 17, 1997:
(1) Mr. Keller's death, (2) Mr. Keller's total disability, or (3) a change in control, (generally defined as a 20% change in ownership of Operating Company, the replacement of a majority of the members of the incumbent board of directors of Operating Company (excluding replacement directors nominated by the incumbent board of directors) or the liquidation or dissolution of Realty, subject to certain exceptions). Under the agreement (and subject to Compensation Committee approval), Mr. Keller's rights to exercise his vested stock options at resignation were extended to the later of (a) May 17, 1997 and (b) three months after a change in control event and, further, in the event of a change in control prior to May 17, 1997, all stock options unvested at resignation will vest. Mr. Keller and Operating Company agreed that the resignation agreement discharged all obligations of Operating Company to Mr. Keller and Mr. Keller released Operating Company from any claims, obligations and liabilities.

  Mr. Chillingworth entered into a resignation agreement with Realty with terms similar to Mr. Keller's resignation agreement, except that Mr. Chillingworth was paid a cash lump sum of $206,080 by Realty and, in the event of a change in control prior to May 17, 1997, would receive an additional cash lump sum of $303,920. Mr. Chillingworth does not own any restricted shares.

  EMPLOYMENT AGREEMENTS

  Mr. Baker has an agreement for employment with Operating Company, effective August 16, 1996 and expiring March 31, 1998, subject to automatic renewal for one year periods unless either Mr. Baker or Operating Company has noticed the other of his or its desire to terminate the agreement at least six months prior to its expiration and subject to earlier termination under the circumstances described below. The agreement provides that Mr. Baker shall serve as Chief Executive Officer of Operating Company and shall devote all of his time, energy and ability to the business of Operating Company. The agreement provides for various benefits to Mr. Baker, including an annual base salary, which is subject to periodic review and increase, but not to decrease below $300,000. The agreement provides that, in the Board of Directors' sole discretion, Mr. Baker may earn an annual bonus in an amount up to 100% of his annual salary, which bonus will take into consideration Mr. Baker's success in accomplishing goals with respect to Operating Company which have been established by the Compensation Committee. Mr. Baker is also entitled under the agreement to various fringe benefits and perquisites (such as car and club membership) and to participate in the savings and retirement welfare and vacation plans, programs and policies applicable generally to other peer executives of Operating Company. The agreement provides for certain supplemental retirement benefits.

  The agreement automatically terminates in the event of Mr. Baker's death or "disability" (as defined in the agreement). Operating Company may also terminate Mr. Baker's employment under the agreement at any time, with or without "cause" (as defined in the agreement), upon 60 days written notice.

  The agreement provides for various payments to Mr. Baker or his estate or beneficiaries, as applicable, in the event of termination of his employment. In the event of termination for death or disability or for cause or by voluntary termination (without "good reason"), Mr. Baker (or his legal representatives, as applicable) would be entitled to receive within 30 days of such termination a lump sum payment equal to his accrued but unpaid (i) salary and (ii) reasonable employment expenses and fringe benefit allowances (collectively, "Accrued Obligations") as well as payment of any amounts due pursuant to the terms of any applicable welfare or pension benefit plans. If Operating Company terminates Mr. Baker's employment for other than cause or death or disability, or if Mr. Baker voluntarily terminates his employment for "good reason" (as defined in the agreement), then he is entitled to receive timely payment of his Accrued Obligations, payment of any amounts due pursuant to the terms of any applicable welfare or pension benefit plans and a lump sum payment equal to 112% of his then current base salary which would otherwise be payable for the succeeding 18 months, subject to offset for any cash lump sum payment he may receive pursuant to a severance agreement with Operating Company.

  Mr. Goodrich has an agreement for employment with Operating Company to serve as its Vice President and with Los Angeles Turf Club, Incorporated to serve as its President and Chief Operating Officer effective January 1, 1994 and expiring December 31, 1996, subject to automatic renewal for one year periods unless either Mr. Goodrich or Operating Company has noticed the other of his or its desire to terminate the agreement at least six months prior to its expiration. No such notice was provided in 1996. The other terms of his agreement are similar to those described above for Mr. Baker, except that (a) Mr. Goodrich is entitled to receive an annual base salary which is subject to periodic review and increase, but not to decrease below $230,000, (b) Mr. Goodrich is entitled to participate in bonus and incentive plans but not in the supplemental retirement benefits provided for Mr. Baker and (c) Operating Company may terminate Mr. Goodrich's employment with or without "cause" upon 90 days' written notice.

  Mr. Fleming has an agreement for employment with Realty to serve as its Executive Vice President and Chief Financial Officer, commencing May 9, 1994 and, as amended, expiring December 31, 1997, subject to automatic renewal for one year periods unless either Mr. Fleming or Realty has noticed the other of his or its desire to terminate the agreement at least six months prior to its expiration. The other terms of his agreement are similar to those described above for Mr. Baker, except that (a) Mr. Fleming is entitled to receive an annual base salary which is subject to periodic review and increase, but not to decrease, (b) Mr. Fleming is entitled to participate in bonus and incentive plans but not in the supplemental retirement benefits provided for Mr. Baker and (c) Realty may terminate Mr. Fleming's employment with or without "cause" upon 90 days' written notice. Under the agreement, Mr. Fleming was entitled to a guaranteed bonus of $30,000 provided he was employed by Realty on December 31, 1995 and as a condition of the agreement, Mr. Fleming was granted options to purchase 25,000 shares of Realty stock at the fair market value of the date of grant (which was $17.125).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following tables set forth the number of shares of the Companies' common stock beneficially owned, directly or indirectly, by each person known to be the beneficial owner of more than five percent of any class of the Companies' voting stock, each of the named executive officers, all current directors and executive officers of Operating Company as a group and all current directors and executive officers of Realty as a group at February 28, 1997 (unless otherwise stated).

                                                        NUMBER OF   PERCENT OF
                                             CLASS OF   SHARES OF    SHARES OF
NAME                                           STOCK   STOCK(1)(2)  STOCK(1)(2)
----                                         --------- -----------  -----------
Apollo Real Estate Investment Fund II, L.P.
and affiliates.............................      Common   989,900(3)      8.6%
1301 Avenue of the Americas
New York, New York 10019
GAMCO Investors, Inc. and affiliates.......     Common   794,900(4)      6.9
One Corporate Center
Rye, New York 10580
Gotham Partners, L.P. and affiliates.......     Common   589,300(5)      5.1
110 East 42nd Street, 18th Floor
New York, New York 10017
Colony Investors, II, L.P. ................  Preferred   867,343       100.0
1999 Avenue of the Stars                        Common   112,700         1.0
Los Angeles, California 90067
OPERATING COMPANY MANAGEMENT
William C. Baker...........................     Common    81,400           *
Stephen F. Keller(6).......................     Common    49,967           *
Clifford C. Goodrich(7)....................     Common    86,082           *
Thomas S. Robbins..........................     Common    19,006           *
Michael J. Manning.........................     Common    13,500           *
Mark T. Stephens...........................     Common     8,338           *
All current directors and executive
 officers as a group (13 persons)(7)(8)....     Common   971,492         8.3
REALTY MANAGEMENT
Brian L. Fleming...........................     Common    15,348           *
William C. Baker...........................     Common    81,400           *
Sherwood C. Chillingworth..................     Common    16,000           *
Tom D. Austin..............................     Common     2,135           *
All current directors and executive
 officers as a group (12 persons)(8).......     Common   870,922         7.5

--------
 * Less than one percent
(1) Includes shares subject to options exercisable within 60 days of February 28, 1997, as follows: Baker--75,000; Goodrich--47,800; Robbins--15,100;
    Manning--13,500; Stephens--8,100; all current directors and executive officers of Operating Company as a group--149,200; Fleming--15,200; Chillingworth--15,000; Austin--1,600; and all current directors and executive officers of Realty as a group--91,800.
(2) Includes fully-vested shares allocated to the named officer's accounts in the Companies' Thrift Plan as follows: Keller--1,806; Goodrich--1,957; Robbins--3,906; Stephens--238; all current directors and executive officers of Operating Company as a group--6,228; Fleming--148; Austin--95; and all current directors and executive officers of Realty as a group-- 247.
(3) As disclosed in Amendment No. 4 to Schedule 13D dated April 3, 1997.

(4) As disclosed in Amendment No. 7 to Schedule 13D dated January 17, 1997.
(5) As disclosed in Schedule 13D dated November 21, 1996.
(6) Includes 5,000 shares held indirectly in a trust for which Mr. Keller acts as trustee. Includes 43,161 shares of restricted stock which provide for restrictions on transfer prior to vesting and are subject to forfeiture in certain circumstances.
(7) Includes 16,130 shares of restricted stock which provide for restrictions on transfer prior to vesting and are subject to forfeiture in certain circumstances.
(8) Includes 166,743 shares held in different trusts by separate directors, 159,871 shares beneficially owned by a director's spouse, 183,039 shares held in trust for the benefit of a director's non-immediate family members and a charitable organization for which a director's spouse has voting power, 91 shares owned by a director's minor children and 249,295 shares of which a director has been granted a revocable proxy to represent and vote all such shares. Excludes 100,000 shares owned by California Jockey Club of which a director is a director and shareholder.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Mr. Chillingworth, Chief Executive Officer of Realty until March 31, 1996, serves as Executive Vice President of Oak Tree. Oak Tree subleases Santa Anita Racetrack from LATC, a wholly-owned subsidiary of Operating Company, for the purpose of conducting a thoroughbred horse racing meet normally lasting between five and six weeks each year. Under the current sublease, which has been in place since January 1990 and expires in December 1999, Oak Tree made rental payments of $4,808,000 to LATC during 1996.

  On August 19, 1996, the Companies announced a major transaction with Colony, which, pursuant to the terms of an agreement, would have invested in the Companies, over time, a total of $138 million. Thomas J. Barrack, Jr., then a director of the Companies, is the Chief Executive Officer of Colony Capital. Mr. Barrack resigned as a director of the Companies in January 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

      1. Financial Statements
           See Index to Financial Statements

      2. Financial Statement Schedules
           See Index to Financial Statement Schedules

      3. Exhibits
           See Exhibit Index

  (b) Reports on Form 8-K.

    The following reports on Form 8-K have been filed by Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company:

      (i) Current Report, dated October 24, 1996, reporting "Other Events" pursuant to Item 5 of Form 8-K.

     (ii) Current Report, dated January 7, 1997, reporting "Other Events" pursuant to Item 5 of Form 8-K.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, REALTY AND OPERATING COMPANY HAVE DULY CAUSED THIS REPORT TO BE SIGNED ON THEIR BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Santa Anita Realty Enterprises, Inc.      Santa Anita Operating Company


    Brian L. Fleming                          William C. Baker
By: _________________________________     By: _________________________________
    Brian L. Fleming                          William C. Baker
    Acting President and Chief                Chairman of the Board and Chief
    Executive Officer and Executive           Executive Officer (Principal
    Vice President and Chief Financial        Executive Officer)
    Officer (Principal Executive
    and Financial Officer)


Date: April 14, 1997                      Date: April 14, 1997

    Roger C. Allen                            Elizabeth P. Haug
By: _________________________________     By: _________________________________
    Roger C. Allen                            Elizabeth P. Haug
    Controller (Principal Accounting          Controller (Principal Financial
    Officer)                                  and Accounting Officer)


Date: April 14, 1997                      Date: April 14, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANTS AND IN THE CAPACITIES AND ON THE DATE INDICATED.

              SIGNATURE                                   TITLE

          William C. Baker                Chairman of the Board and Chief
_____________________________________      Executive Officer (Principal
          William C. Baker                 Executive Officer) of Operating
                                           Company and Chairman of the
                                           Board of Realty

          Brian L. Fleming                Acting President and Chief
_____________________________________      Executive Officer and Executive
          Brian L. Fleming                 Vice President and Chief
                                           Financial Officer (Principal
                                           Executive and Financial
                                           Officer) of Realty and Director
                                           of Realty

          Richard S. Cohen                Director of Operating Company
_____________________________________      and Director of Realty
          Richard S. Cohen

            James P. Conn                 Director of Operating Company
_____________________________________      and Director of Realty
            James P. Conn

          Arthur Lee Crowe                Director of Operating Company
_____________________________________      and Director of Realty
          Arthur Lee Crowe

        John C. Cushman, III              Director of Operating Company
_____________________________________      and Director of Realty
        John C. Cushman, III

        Clifford C. Goodrich              Executive Vice President and
_____________________________________      Director of Operating Company
        Clifford C. Goodrich

           Taylor B. Grant                Director of Operating Company
_____________________________________      and Director of Realty
           Taylor B. Grant

          J. Terrence Lanni               Director of Operating Company
_____________________________________      and Director of Realty
          J. Terrence Lanni

         Thomas P. Mullaney               Director of Operating Company
_____________________________________      and Director of Realty
         Thomas P. Mullaney

         William D. Schulte               Director of Operating Company
_____________________________________      and Director of Realty
         William D. Schulte

Date: April 14, 1997

                    SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
INDEPENDENT AUDITORS' REPORT..............................................  52
THE SANTA ANITA COMPANIES
  Combined Balance Sheets as of December 31, 1996 and 1995................  53
  Combined Statements of Operations for the years ended December 31, 1996,
   1995 and 1994..........................................................  54
  Combined Statements of Shareholders' Equity for the years ended December
   31, 1996, 1995
   and 1994...............................................................  55
  Combined Statements of Cash Flows for the years ended December 31, 1996,
   1995 and 1994..........................................................  56
SANTA ANITA REALTY ENTERPRISES, INC.
  Consolidated Balance Sheets as of December 31, 1996 and 1995............  57
  Consolidated Statements of Operations for the years ended December 31,
   1996, 1995 and 1994....................................................  58
  Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 1996, 1995
   and 1994...............................................................  59
  Consolidated Statements of Cash Flows for the years ended December 31,
   1996, 1995 and 1994....................................................  60
SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES
  Consolidated Balance Sheets as of December 31, 1996 and 1995............  61
  Consolidated Statements of Operations for the years ended December 31,
   1996, 1995 and 1994....................................................  62
  Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 1996, 1995
   and 1994...............................................................  63
  Consolidated Statements of Cash Flows for the years ended December 31,
   1996, 1995 and 1994....................................................  64
NOTES TO FINANCIAL STATEMENTS.............................................  65
ANITA ASSOCIATES
  Independent Auditors' Report............................................ 100
  Financial Statements and Notes.......................................... 101
H-T ASSOCIATES
  Independent Auditors' Report............................................ 113
  Financial Statements and Notes.......................................... 114

                    SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

  The schedules listed below relate to Realty and Operating Company as indicated:

                                                                SCHEDULES FOR
                                                               ----------------
                                                                      OPERATING
                           SCHEDULE                            REALTY  COMPANY
                           --------                            ------ ---------
                                                               (REFERENCE IS TO
                                                                 PAGE NUMBER)
     Valuation and Qualifying Accounts as of December 31,
 II  1996 and 1995..........................................     96    Omitted
     Real Estate and Accumulated Depreciation as of December
 III 31, 1996...............................................     98    Omitted

  Schedules not listed above have been omitted because either the conditions under which they are required are absent, not applicable, or the required information is included in the financial statements and related notes thereto.

                         INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Santa Anita Realty Enterprises, Inc. and
Santa Anita Operating Company

  We have audited the financial statements and schedules listed on pages 50 and 51 of:

    (a) The Santa Anita Companies

    (b) Santa Anita Realty Enterprises, Inc.; and

    (c) Santa Anita Operating Company and Subsidiaries.

  These financial statements and schedules are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the above-listed entities at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Further, it is our opinion that the schedules referred to above, when considered in relation to the financial statements taken as a whole, present fairly in all material respects the information set forth therein.

  As discussed in Note 2, prior its decision to dispose of certain non-core real estate assets in 1995, Santa Anita Realty Enterprises, Inc. evaluated impairment of two investments with common ownership in unconsolidated joint ventures on a combined basis rather than evaluating impairment on a separate basis. In addition, Santa Anita Realty Enterprises, Inc. should have reflected a larger percentage of the losses of one of the unconsolidated joint ventures prior to its actual increase in ownership during 1996. Santa Anita Realty Enterprises, Inc.'s 1995 and 1994 financial statements have been restated for these items to decrease the net loss in 1995 by $7,923,000 ($.70 per share) and decrease net income in 1994 by $289,000 ($.02 per share).

                                          Ernst & Young LLP

Los Angeles, California
April 14, 1997

                           THE SANTA ANITA COMPANIES

                            COMBINED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                                      1996           1995
                                                  -------------  -------------
                                                                  (RESTATED)
                     ASSETS
Real estate assets:
  Santa Anita Racetrack, less accumulated
   depreciation of $21,069,000 and
   $20,216,000................................... $   9,180,000  $   9,030,000
  Commercial properties, less accumulated
   depreciation of $4,203,000 and $3,631,000.....     9,412,000     10,342,000
  Commercial properties to be sold, less
   accumulated depreciation of $4,395,000 and
   $16,737,000...................................     8,986,000     27,337,000
  Investments in and advances to unconsolidated
   joint ventures................................     2,297,000        871,000
  Real estate loans receivable...................    10,674,000     10,954,000
                                                  -------------  -------------
                                                     40,549,000     58,534,000
Cash and cash equivalents........................    23,222,000     13,877,000
Accounts receivable..............................     2,442,000      3,771,000
Prepaid expenses and other assets................     6,696,000      6,494,000
Investment in Pacific Gulf Properties Inc........           --      12,967,000
Property, plant and equipment, at cost, less
 accumulated depreciation of $28,059,000 and
 $24,968,000.....................................    20,572,000     19,233,000
                                                  -------------  -------------
                                                  $  93,481,000  $ 114,876,000
                                                  =============  =============
      LIABILITIES AND SHAREHOLDERS' EQUITY
Real estate loans payable........................ $  20,407,000  $  28,389,000
Bank loans payable...............................     5,417,000     22,685,000
Accounts payable.................................    11,540,000     11,208,000
Other liabilities................................    13,007,000     14,472,000
Income taxes.....................................           --         326,000
Dividends payable................................     2,468,000      2,277,000
Deferred revenues................................     1,803,000      2,379,000
Deferred income taxes............................     1,282,000      1,239,000
                                                  -------------  -------------
                                                     55,924,000     82,975,000
                                                  -------------  -------------
Series A Redeemable Preferred Stock, $.10 par
 value; 867,343 shares authorized, issued and
 outstanding.....................................    22,768,000            --
                                                  -------------  -------------
Shareholders' equity:
  Preferred stock, $.10 par value; authorized
   5,132,657 shares..............................           --             --
  Common stock, $.10 par value; authorized
   19,000,000 shares; issued and outstanding
   11,474,600 and 11,270,500 shares..............     2,295,000      2,253,000
  Additional paid-in capital.....................   139,834,000    136,552,000
  Unearned compensation expense..................      (685,000)    (1,209,000)
  Retained earnings (deficit)....................  (126,655,000)  (105,695,000)
                                                  -------------  -------------
                                                     14,789,000     31,901,000
                                                  -------------  -------------
                                                  $  93,481,000  $ 114,876,000
                                                  =============  =============

                            See accompanying notes.

                           THE SANTA ANITA COMPANIES

                       COMBINED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                            1996          1995         1994
                                        ------------  ------------  -----------
                                                             (RESTATED)
Revenues:
  Horse racing........................  $ 68,606,000  $ 69,647,000  $67,846,000
  Rental property.....................     6,671,000     8,447,000   11,054,000
  Interest and other..................     1,948,000     3,112,000    2,549,000
                                        ------------  ------------  -----------
                                          77,225,000    81,206,000   81,449,000
                                        ------------  ------------  -----------
Costs and expenses:
  Horse racing operating costs........    48,735,000    48,686,000   48,339,000
  Rental property operating expenses..     2,434,000     2,671,000    4,182,000
  Depreciation and amortization.......     4,870,000     6,905,000    8,232,000
  General and administrative..........    10,289,000     8,812,000    9,731,000
  Interest and other..................     3,263,000     4,601,000    6,376,000
  Losses from unconsolidated joint
   ventures...........................       994,000     2,113,000    1,521,000
  Strategic alliance costs............     1,200,000           --           --
  Arcadia development costs...........     2,900,000           --           --
  Program for disposition of non-core
   real estate assets.................     2,000,000    30,300,000          --
  Costs of equity offering............           --        750,000          --
  Card club option write-off..........           --      2,000,000          --
  Write-down of land held for
   development........................           --            --     1,043,000
                                        ------------  ------------  -----------
                                          76,685,000   106,838,000   79,424,000
                                        ------------  ------------  -----------
Income (loss) before income taxes and
 extraordinary gain...................       540,000   (25,632,000)   2,025,000
Income tax benefit....................           --      2,000,000          --
                                        ------------  ------------  -----------
Income (loss) before extraordinary
 gain.................................       540,000   (23,632,000)   2,025,000
Extraordinary gain on early retirement
 of debt..............................           --      4,050,000          --
                                        ------------  ------------  -----------
Net income (loss).....................       540,000   (19,582,000)   2,025,000
Preferred stock dividends.............    12,420,000           --           --
                                        ------------  ------------  -----------
Net income (loss) applicable to common
 shares...............................  $(11,880,000) $(19,582,000) $ 2,025,000
                                        ============  ============  ===========
Weighted average common shares
 outstanding..........................    11,316,623    11,213,943   11,143,146
                                        ============  ============  ===========
Income (loss) per common share:
  Before extraordinary gain...........  $      (1.05) $      (2.11) $       .18
  Extraordinary gain..................           --            .36          --
                                        ------------  ------------  -----------
Net income (loss) per common share....  $      (1.05) $      (1.75) $       .18
                                        ============  ============  ===========
Dividends declared per common share...  $        .80  $        .80  $       .94
                                        ============  ============  ===========

                            See accompanying notes.

                           THE SANTA ANITA COMPANIES

                  COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                             COMMON STOCK       ADDITIONAL    RETAINED       UNEARNED
                         ---------------------   PAID-IN      EARNINGS     COMPENSATION
                           SHARES     AMOUNT     CAPITAL      (DEFICIT)      EXPENSE        TOTAL
                         ---------- ---------- ------------ -------------  ------------  ------------
Combined balance,
 December 31, 1993, as
 previously reported.... 11,140,853 $2,227,000 $134,554,000 $ (61,259,000) $       --    $ 75,522,000
 Restatement ...........        --         --           --     (7,434,000)         --      (7,434,000)
                         ---------- ---------- ------------ -------------  -----------   ------------
Combined balance,
 December 31, 1993, as
 restated............... 11,140,853  2,227,000  134,554,000   (68,693,000)         --      68,088,000
 Stock issued in
  connection with stock
  option plan...........      3,000        --        61,000           --           --          61,000
 Dividends declared on
  common stock..........        --         --           --    (10,454,000)         --     (10,454,000)
 Net income, as
  restated..............        --         --           --      2,025,000          --       2,025,000
                         ---------- ---------- ------------ -------------  -----------   ------------
Combined balance,
 December 31, 1994...... 11,143,853  2,227,000  134,615,000   (77,122,000)         --      59,720,000
 Stock issued in
  connection with
  restricted stock
  awards................    126,647     26,000    1,937,000           --    (1,963,000)           --
 Amortization of
  unearned compensation
  expense...............        --         --           --            --       754,000        754,000
 Dividends declared on
  common stock..........        --         --           --     (8,991,000)         --      (8,991,000)
 Net loss, as restated..        --         --           --    (19,582,000)         --     (19,582,000)
                         ---------- ---------- ------------ -------------  -----------   ------------
Combined balance,
 December 31, 1995...... 11,270,500  2,253,000  136,552,000  (105,695,000)  (1,209,000)    31,901,000
 Stock issued in
  connection with stock
  option plan...........     91,400     18,000    1,917,000           --           --       1,935,000
 Stock issued in
  connection with Colony
  transaction...........    112,700     24,000    1,365,000           --           --       1,389,000
 Amortization of
  unearned compensation
  expense...............        --         --           --            --       524,000        524,000
 Dividends declared on
  common stock..........        --         --           --     (9,080,000)         --      (9,080,000)
 Dividends declared on
  preferred stock.......        --         --           --       (347,000)         --        (347,000)
 Additional preferred
  stock dividend........        --         --           --    (12,073,000)         --     (12,073,000)
 Net income.............        --         --           --        540,000          --         540,000
                         ---------- ---------- ------------ -------------  -----------   ------------
Combined balance,
 December 31, 1996...... 11,474,600 $2,295,000 $139,834,000 $(126,655,000) $  (685,000)  $ 14,789,000
                         ========== ========== ============ =============  ===========   ============


                            See accompanying notes.

                           THE SANTA ANITA COMPANIES

                       COMBINED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                      1996          1995          1994
                                  ------------  ------------  ------------
                                                       (RESTATED)
Cash flows from operating
 activities:
 Net income (loss)............... $    540,000  $(19,582,000) $  2,025,000
 Adjustments to reconcile net
  income (loss) to net cash
  provided by operating
  activities:
  Depreciation and amortization..    4,870,000     6,905,000     8,232,000
  Amortization of unearned
   compensation expense..........      524,000       754,000           --
  Deferred income taxes..........     (283,000)   (2,000,000)          --
  Equity in losses of
   unconsolidated joint
   ventures......................      994,000     2,113,000     1,521,000
  Equity in earnings from
   investment in Pacific Gulf
   Properties Inc................          --     (1,374,000)     (203,000)
  Strategic alliance costs.......    1,200,000           --            --
  Arcadia development costs......    2,900,000           --            --
  Program for disposition of non-
   core real estate assets.......    2,000,000    30,300,000           --
  Card club option write-off.....          --      2,000,000           --
  Extraordinary gain on early
   retirement of debt............          --     (4,050,000)          --
  Write-down of land held for
   development...................          --            --      1,043,000
  Net decrease (increase) in
   certain other assets..........      112,000      (183,000)      958,000
  Net (decrease) increase in
   certain other liabilities.....     (880,000)    1,002,000    (1,294,000)
                                  ------------  ------------  ------------
 Net cash provided by operating
  activities.....................   11,977,000    15,885,000    12,282,000
                                  ------------  ------------  ------------
Cash flows from investing
 activities:
 Proceeds from disposition of
  multifamily and industrial
  operations.....................          --            --     44,425,000
 Payments received on loans
  receivable.....................      307,000       484,000    10,216,000
 Origination of loans
  receivable.....................          --        (27,000)          --
 Additions and improvements to
  real estate assets.............   (2,044,000)   (3,432,000)   (2,911,000)
 Additions to property, plant and
  equipment......................   (4,551,000)   (3,332,000)   (1,553,000)
 Additions to certain other
  assets.........................   (3,836,000)   (5,415,000)          --
 Investments in and advances to
  unconsolidated joint ventures..   (7,636,000)   (4,282,000)   (1,660,000)
 Capital distributions from
  unconsolidated joint ventures..    4,364,000     1,862,000     3,014,000
 Sale of Pacific Gulf Properties
  Inc. common stock..............   12,139,000           --            --
 Sale of non-core real estate
  assets.........................   19,069,000           --            --
 Dividends received from Pacific
  Gulf Properties Inc............          --      1,224,000       203,000
                                  ------------  ------------  ------------
 Net cash provided by (used in)
  investing activities...........   17,812,000   (12,918,000)   51,734,000
                                  ------------  ------------  ------------
Cash flows from financing
 activities:
 Proceeds from real estate loans
  payable........................          --            --     24,400,000
 Proceeds from bank loans
  payable........................          --     13,650,000     7,300,000
 Repayment of real estate loans
  payable........................   (7,982,000)   (8,074,000)  (11,150,000)
 Repayment of bank loans
  payable........................  (17,268,000)     (794,000)  (78,638,000)
 Dividends paid..................   (9,213,000)   (8,966,000)  (11,993,000)
 Issuance of common and preferred
  stock..........................   12,084,000           --            --
 Exercise of stock options.......    1,935,000           --         61,000
                                  ------------  ------------  ------------
 Net cash used in financing
  activities.....................  (20,444,000)   (4,184,000)  (70,020,000)
                                  ------------  ------------  ------------
Net increase (decrease) in cash
 and cash equivalents............    9,345,000    (1,217,000)   (6,004,000)
Cash and cash equivalents at
 beginning of year...............   13,877,000    15,094,000    21,098,000
                                  ------------  ------------  ------------
Cash and cash equivalents at end
 of year......................... $ 23,222,000  $ 13,877,000  $ 15,094,000
                                  ============  ============  ============

                            See accompanying notes.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                                       1996           1995
                                                   -------------  ------------
                                                                   (RESTATED)
                      ASSETS
Real estate assets:
  Santa Anita Racetrack, less accumulated
   depreciation of $21,069,000 and $20,216,000.... $   9,180,000  $  9,030,000
  Commercial properties, less accumulated
   depreciation of $4,700,000 and $4,068,000......    12,372,000    13,047,000
  Commercial properties to be sold, less
   accumulated depreciation of $4,395,000 and
   $18,085,000....................................     8,986,000    27,652,000
  Investments in and advances to unconsolidated
   joint ventures.................................     2,297,000       871,000
  Real estate loans receivable....................    10,674,000    10,954,000
                                                   -------------  ------------
                                                      43,509,000    61,554,000
Cash and cash equivalents.........................    12,921,000       167,000
Accounts receivable...............................        90,000       658,000
Prepaid expenses and other assets.................     5,233,000     5,726,000
Investment in Pacific Gulf Properties Inc.........           --     12,967,000
                                                   -------------  ------------
                                                   $  61,753,000  $ 81,072,000
                                                   =============  ============
       LIABILITIES AND SHAREHOLDERS' EQUITY
Real estate loans payable......................... $  20,407,000  $ 28,389,000
Bank loans payable................................     4,550,000    20,950,000
Accounts payable..................................       205,000       420,000
Other liabilities.................................     1,700,000     2,779,000
Dividends payable.................................     2,491,000     2,277,000
Due to Operating Company..........................     2,007,000       415,000
                                                   -------------  ------------
                                                      31,360,000    55,230,000
                                                   -------------  ------------
Series A Redeemable Preferred Stock, $.10 par
 value; 867,343 shares authorized, issued and
 outstanding......................................    21,718,000           --
                                                   -------------  ------------
Shareholders' equity:
  Preferred stock, $.10 par value; authorized
   5,132,657 shares...............................           --            --
  Common stock, $.10 par value; authorized
   19,000,000 shares;
   issued and outstanding 11,586,100 and
   11,383,000 shares..............................     1,159,000     1,138,000
  Additional paid-in capital......................   121,899,000   118,881,000
  Retained earnings (deficit).....................  (114,383,000)  (94,177,000)
                                                   -------------  ------------
                                                       8,675,000    25,842,000
                                                   -------------  ------------
                                                   $  61,753,000  $ 81,072,000
                                                   =============  ============

                            See accompanying notes.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                        1996          1995         1994
                                    ------------  ------------  -----------
                                                         (RESTATED)
Revenues:
  Rent from Racetrack.............  $ 10,861,000  $ 11,342,000  $13,070,000
  Shopping centers................     3,251,000     4,441,000    4,501,000
  Office buildings................     3,420,000     4,006,000    4,301,000
  Apartments and industrial.......           --            --     2,252,000
  Interest and other..............     1,652,000     2,637,000    2,108,000
                                    ------------  ------------  -----------
                                      19,184,000    22,426,000   26,232,000
                                    ------------  ------------  -----------
Costs and expenses:
  Shopping centers................       906,000     1,045,000    1,065,000
  Office buildings................     1,528,000     1,626,000    1,862,000
  Apartments and industrial.......           --            --     1,255,000
  Depreciation and amortization...     1,718,000     3,899,000    4,152,000
  General and administrative......     4,046,000     3,420,000    4,148,000
  Interest and other..............     2,670,000     4,321,000    5,930,000
  Losses from unconsolidated joint
   ventures.......................       994,000     2,113,000    1,521,000
  Strategic alliance costs........     1,090,000           --           --
  Arcadia development costs.......     2,900,000           --           --
  Program for disposition of non-
   core real estate assets........     2,000,000    30,300,000          --
  Costs of equity offering........           --        700,000          --
  Card club option write-off......           --      2,000,000          --
  Write-down of land held for
   development....................           --            --     1,043,000
                                    ------------  ------------  -----------
                                      17,852,000    49,424,000   20,976,000
                                    ------------  ------------  -----------
Income (loss) before income taxes
 and extraordinary gain...........     1,332,000   (26,998,000)   5,256,000
Income tax benefit................           --            --           --
                                    ------------  ------------  -----------
Income (loss) before extraordinary
 gain.............................     1,332,000   (26,998,000)   5,256,000
Extraordinary gain on early
 retirement of debt...............           --      4,050,000          --
                                    ------------  ------------  -----------
Net income (loss).................     1,332,000   (22,948,000)   5,256,000
Preferred stock dividends.........    12,368,000           --           --
                                    ------------  ------------  -----------
Net income (loss) applicable to
 common shares....................  $(11,036,000) $(22,948,000) $ 5,256,000
                                    ============  ============  ===========
Weighted average common shares
 outstanding......................    11,429,118    11,326,443   11,256,353
                                    ============  ============  ===========
Income (loss) per common share:
  Before extraordinary item.......  $       (.97) $      (2.39) $       .47
  Extraordinary item..............           --            .36          --
                                    ------------  ------------  -----------
Net income (loss) per common share
 .................................  $       (.97) $      (2.03) $       .47
                                    ============  ============  ===========
Dividends declared per common
 share............................  $        .80  $        .80  $       .94
                                    ============  ============  ===========

                            See accompanying notes.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                             COMMON STOCK       ADDITIONAL    RETAINED
                         ---------------------   PAID-IN      EARNINGS
                           SHARES     AMOUNT     CAPITAL      (DEFICIT)       TOTAL
                         ---------- ---------- ------------ -------------  ------------
Balance, December 31,
 1993, as previously
 reported............... 11,256,353 $1,125,000 $117,084,000 $ (49,390,000) $ 68,819,000
 Restatement............        --         --           --     (7,434,000)   (7,434,000)
                         ---------- ---------- ------------ -------------  ------------
Balance, December 31,
 1993, as restated...... 11,256,353  1,125,000  117,084,000   (56,824,000)   61,385,000
 Dividends declared on
  common stock..........        --         --           --    (10,580,000)  (10,580,000)
 Net income, as
  restated..............        --         --           --      5,256,000     5,256,000
                         ---------- ---------- ------------ -------------  ------------
Balance, December 31,
 1994................... 11,256,353  1,125,000  117,084,000   (62,148,000)   56,061,000
 Stock issued to
  Operating Company in
  connection with
  restricted stock
  awards................    126,647     13,000    1,797,000           --      1,810,000
 Dividends declared on
  common stock..........        --         --           --     (9,081,000)   (9,081,000)
 Net loss, as restated..        --         --           --    (22,948,000)  (22,948,000)
                         ---------- ---------- ------------ -------------  ------------
Balance, December 31,
 1995................... 11,383,000  1,138,000  118,881,000   (94,177,000)   25,842,000
 Stock issued in
  connection with stock
  option plan...........     90,400      9,000    1,770,000           --      1,779,000
 Stock issued in
  connection with Colony
  transaction...........    112,700     12,000    1,248,000           --      1,260,000
 Dividends declared on
  common stock..........        --         --           --     (9,170,000)   (9,170,000)
 Dividends declared on
  preferred stock.......        --         --           --       (347,000)     (347,000)
 Additional preferred
  stock dividend........        --         --           --    (12,021,000)  (12,021,000)
 Net income.............        --         --           --      1,332,000     1,332,000
                         ---------- ---------- ------------ -------------  ------------
Balance, December 31,
 1996................... 11,586,100 $1,159,000 $121,899,000 $(114,383,000) $  8,675,000
                         ========== ========== ============ =============  ============


                            See accompanying notes.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                           1996          1995          1994
                                       ------------  ------------  ------------
                                                            (RESTATED)
Cash flows from operating activities:
  Net income (loss)..................  $  1,332,000  $(22,948,000) $  5,256,000
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
    Depreciation and amortization....     1,718,000     3,899,000     4,152,000
    Equity in losses of unconsoli-
     dated joint ventures............       994,000     2,113,000     1,521,000
    Equity in earnings from invest-
     ment in Pacific Gulf Properties
     Inc.............................           --     (1,374,000)     (203,000)
    Strategic alliance costs.........     1,090,000           --            --
    Arcadia development costs........     2,900,000           --            --
    Program for disposition of non-
     core real estate assets.........     2,000,000    30,300,000           --
    Card club option write-off.......           --      2,000,000           --
    Extraordinary gain on early re-
     tirement of debt................           --     (4,050,000)          --
    Write-down of land held for de-
     velopment.......................           --            --      1,043,000
    Net decrease (increase) in cer-
     tain other assets...............        46,000       (87,000)      160,000
    Net increase (decrease) in cer-
     tain other liabilities..........      (442,000)      (40,000)   (1,720,000)
                                       ------------  ------------  ------------
  Net cash provided by operating ac-
   tivities..........................     9,638,000     9,813,000    10,209,000
                                       ------------  ------------  ------------
Cash flows from investing activities:
  Proceeds from disposition of
   multifamily and industrial
   operations........................           --            --     44,425,000
  Payments received on loans receiv-
   able..............................       307,000       484,000    10,216,000
  Origination of loans receivable....           --        (27,000)          --
  Additions and improvements to real
   estate assets.....................    (2,044,000)   (3,432,000)   (2,911,000)
  Additions to certain other assets..    (3,726,000)   (5,415,000)          --
  Investments in and advances to
   unconsolidated joint ventures.....    (7,636,000)   (4,282,000)   (1,660,000)
  Capital distributions from uncon-
   solidated joint ventures..........     4,364,000     1,862,000     3,014,000
  Sale of Pacific Gulf Properties
   Inc. common stock.................    12,139,000           --            --
  Sale of non-core real estate as-
   sets..............................    19,069,000           --            --
  Dividends received from Pacific
   Gulf Properties Inc...............           --      1,224,000       203,000
                                       ------------  ------------  ------------
  Net cash provided by (used in) in-
   vesting activities................    22,473,000    (9,586,000)   53,287,000
                                       ------------  ------------  ------------
Cash flows from financing activities:
  Proceeds from real estate loans
   payable...........................           --            --     24,400,000
  Proceeds from bank loans payable...           --     13,650,000     7,300,000
  Repayment of real estate loans pay-
   able..............................    (7,982,000)   (8,074,000)  (11,150,000)
  Repayment of bank loans payable....   (16,400,000)          --    (77,913,000)
  Increase (decrease) in due to Oper-
   ating Company.....................     1,592,000      (641,000)    1,525,000
  Dividends paid.....................    (9,303,000)   (9,056,000)  (12,117,000)
  Issuance of common and preferred
   stock.............................    10,957,000           --            --
  Exercise of stock options..........     1,779,000           --            --
  Issuance of common stock to
   Operating Company in connection
   with restricted stock awards......           --      1,810,000           --
                                       ------------  ------------  ------------
  Net cash used in financing activi-
   ties..............................   (19,357,000)   (2,311,000)  (67,955,000)
                                       ------------  ------------  ------------
Net increase (decrease) in cash and
 cash equivalents....................    12,754,000    (2,084,000)   (4,459,000)
Cash and cash equivalents at begin-
 ning of year........................       167,000     2,251,000     6,710,000
                                       ------------  ------------  ------------
Cash and cash equivalents at end of
 year................................  $ 12,921,000  $    167,000  $  2,251,000
                                       ============  ============  ============

                            See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                                          1996         1995
                                                      ------------  -----------
                       ASSETS
Current assets:
  Cash and cash equivalents.........................  $ 10,301,000  $13,710,000
  Accounts receivable...............................     2,352,000    3,113,000
  Due from Realty...................................     2,007,000      415,000
  Prepaid expenses and other assets.................     1,472,000      777,000
                                                      ------------  -----------
    Total current assets............................    16,132,000   18,015,000
Investment in common stock of Realty................     2,103,000    2,122,000
Property, plant and equipment, at cost, less
 accumulated depreciation of $28,059,000 and
 $24,968,000........................................    20,572,000   19,233,000
                                                      ------------  -----------
                                                      $ 38,807,000  $39,370,000
                                                      ============  ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................  $ 11,335,000  $10,788,000
  Other liabilities.................................    11,284,000   11,693,000
  Bank loans payable................................       867,000      868,000
  Income taxes......................................           --       326,000
                                                      ------------  -----------
    Total current liabilities.......................    23,486,000   23,675,000
Bank loans payable..................................           --       867,000
Deferred revenues...................................     1,803,000    2,379,000
Deferred income taxes...............................     1,282,000    1,239,000
                                                      ------------  -----------
                                                        26,571,000   28,160,000
                                                      ------------  -----------
Series A Redeemable Preferred Stock, $.10 par value;
 867,343 shares authorized, issued and outstanding..     1,050,000          --
                                                      ------------  -----------
Shareholders' equity:
  Preferred stock, $.10 par value; authorized
   5,132,657 shares.................................           --           --
  Common stock, $.10 par value; authorized
   19,000,000 shares; issued and outstanding
   11,474,600 and 11,270,500 shares.................     1,148,000    1,127,000
  Additional paid-in capital........................    20,981,000   20,736,000
  Unearned compensation expense.....................      (685,000)  (1,209,000)
  Retained earnings (deficit).......................   (10,258,000)  (9,444,000)
                                                      ------------  -----------
                                                        11,186,000   11,210,000
                                                      ------------  -----------
                                                      $ 38,807,000  $39,370,000
                                                      ============  ===========

                            See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                            1996         1995        1994
                                         -----------  ----------- -----------
Revenues:
  Wagering commissions.................. $44,781,000  $45,587,000 $43,096,000
  Admission related.....................  23,825,000   24,060,000  24,750,000
  Interest and other....................     581,000      686,000     565,000
                                         -----------  ----------- -----------
                                          69,187,000   70,333,000  68,411,000
                                         -----------  ----------- -----------
Costs and expenses:
  Horse racing operating costs..........  48,735,000   48,686,000  48,352,000
  Depreciation and amortization.........   3,212,000    3,196,000   4,251,000
  General and administrative............   6,353,000    5,442,000   5,583,000
  Interest and other....................     788,000      401,000     446,000
  Rental expense to Realty..............  10,861,000   11,342,000  13,057,000
                                         -----------  ----------- -----------
                                          69,949,000   69,067,000  71,689,000
                                         -----------  ----------- -----------
Income (loss) before income taxes.......    (762,000)   1,266,000  (3,278,000)
Income tax benefit......................         --     2,000,000         --
                                         -----------  ----------- -----------
Net income (loss).......................    (762,000)   3,266,000  (3,278,000)
Preferred stock dividend................      52,000          --          --
                                         -----------  ----------- -----------
Net income (loss) applicable to common
 shares................................. $  (814,000) $ 3,266,000 $(3,278,000)
                                         ===========  =========== ===========
Weighted average common shares
 outstanding............................  11,316,623   11,213,943  11,143,146
                                         ===========  =========== ===========
Net income (loss) per common share ..... $      (.07) $       .29 $      (.29)
                                         ===========  =========== ===========


                            See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                             COMMON STOCK      ADDITIONAL    RETAINED      UNEARNED
                         ---------------------   PAID-IN     EARNINGS    COMPENSATION
                           SHARES     AMOUNT     CAPITAL    (DEFICIT)      EXPENSE        TOTAL
                         ---------- ---------- ----------- ------------  ------------  -----------
Balance, December 31,
 1993................... 11,140,853 $1,114,000 $20,592,000 $ (9,432,000) $       --    $12,274,000
 Stock issued in
  connection with stock
  option plan...........      3,000        --        4,000          --           --          4,000
 Net loss...............        --         --          --    (3,278,000)         --     (3,278,000)
                         ---------- ---------- ----------- ------------  -----------   -----------
Balance, December 31,
 1994................... 11,143,853  1,114,000  20,596,000  (12,710,000)         --      9,000,000
 Stock issued in
  connection with
  restricted stock
  awards................    126,647     13,000     140,000          --    (1,963,000)   (1,810,000)
 Amortization of
  unearned compensation
  expense...............        --         --          --           --       754,000       754,000
 Net income.............        --         --          --     3,266,000          --      3,266,000
                         ---------- ---------- ----------- ------------  -----------   -----------
Balance, December 31,
 1995................... 11,270,500  1,127,000  20,736,000   (9,444,000)  (1,209,000)   11,210,000
 Stock issued in
  connection with stock
  option plan...........     91,400      9,000     128,000          --           --        137,000
 Stock issued in
  connection with Colony
  transaction...........    112,700     12,000     117,000          --           --        129,000
 Preferred stock
  dividend..............        --         --          --       (52,000)         --        (52,000)
 Amortization of
  unearned compensation
  expense...............        --         --          --           --       524,000       524,000
 Net loss...............        --         --          --      (762,000)         --       (762,000)
                         ---------- ---------- ----------- ------------  -----------   -----------
Balance, December 31,
 1996................... 11,474,600 $1,148,000 $20,981,000 $(10,258,000) $  (685,000)  $11,186,000
                         ========== ========== =========== ============  ===========   ===========


                            See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                             1996         1995         1994
                                          -----------  -----------  -----------
Cash flows from operating activities:
 Net income (loss)......................  $  (762,000) $ 3,266,000  $(3,278,000)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depreciation and amortization........    3,212,000    3,196,000    4,251,000
   Amortization of unearned compensation
    expense.............................      524,000      754,000          --
   Deferred income taxes................     (283,000)  (2,000,000)         --
   Net decrease (increase) in certain
    other assets........................       66,000      (96,000)     798,000
   Net (decrease) increase in certain
    other liabilities...................     (438,000)   1,042,000      426,000
                                          -----------  -----------  -----------
 Net cash provided by operating
  activities............................    2,319,000    6,162,000    2,197,000
                                          -----------  -----------  -----------
Cash flows from investing activities:
 Additions to property, plant and
  equipment.............................   (4,551,000)  (3,332,000)  (1,553,000)
 Purchase of common stock from Realty in
  connection with grant of restricted
  stock.................................          --    (1,810,000)         --
 Decrease in investment in common stock
  of Realty.............................       19,000          --        57,000
                                          -----------  -----------  -----------
 Net cash used in investing activities..   (4,532,000)  (5,142,000)  (1,496,000)
                                          -----------  -----------  -----------
Cash flows from financing activities:
 Repayment of bank loans payable........     (868,000)    (794,000)    (725,000)
 (Increase) decrease in due from
  Realty................................   (1,592,000)     641,000   (1,525,000)
 Issuance of common and preferred
  stock.................................    1,127,000          --           --
 Exercise of stock options..............      137,000          --         4,000
                                          -----------  -----------  -----------
 Net cash used in financing activities..   (1,196,000)    (153,000)  (2,246,000)
                                          -----------  -----------  -----------
Net (decrease) increase in cash and cash
 equivalents............................   (3,409,000)     867,000   (1,545,000)
Cash and cash equivalents at beginning
 of year................................   13,710,000   12,843,000   14,388,000
                                          -----------  -----------  -----------
Cash and cash equivalents at end of
 year...................................  $10,301,000  $13,710,000  $12,843,000
                                          ===========  ===========  ===========


                            See accompanying notes.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995 AND 1994

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

  Santa Anita Realty Enterprises, Inc. ("Realty") and Santa Anita Operating Company and Subsidiaries ("Operating Company") are two separate companies, the stocks of which trade as a single unit under a stock-pairing arrangement on the New York Stock Exchange (symbol SAR). Realty and Operating Company were each incorporated in 1979 and are the successors of a corporation originally organized in 1934 to conduct thoroughbred horse racing in Southern California.

  Currently, Realty is principally engaged in holding and investing in retail and commercial property located primarily in Southern California and Towson, Maryland. During 1994, Realty disposed of its multifamily and industrial properties. Realty operates as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 and, accordingly, pays no income taxes on earnings distributed to shareholders.

  Operating Company is engaged in thoroughbred horse racing. The thoroughbred horse racing operation is conducted by a subsidiary of Operating Company, Los Angeles Turf Club, Incorporated ("LATC"), which leases the Santa Anita Racetrack from Realty.

  Separate financial statements have been presented for Realty and for Operating Company. Combined Realty and Operating Company financial statements have been presented as The Santa Anita Companies. Realty and The Santa Anita Companies use an unclassified balance sheet presentation.

  The separate net income (loss) and related per share amounts of Realty and Operating Company cannot usually be added together to total the combined net income (loss) and related per share amounts for The Santa Anita Companies because of adjustments and eliminations arising from inter-entity transactions. All significant intercompany and inter-entity balances and transactions have been eliminated in consolidation and combination.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

REAL ESTATE AND LONG-LIVED ASSETS

  Effective January 1, 1996, Realty adopted Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS No. 121"). FAS No. 121 requires that impairment losses be recorded on long-lived assets used in operations when events or changes in circumstances indicate that the undiscounted cash flows to be generated by these assets are less than their carrying amount. In this case an impairment loss is recognized to the extent the carrying amount exceeds the fair value of the asset. FAS No. 121 also requires that long-lived assets to be disposed of be reported at the lower of their carrying amount or fair value, less cost to sell. Depreciation of real estate assets held and used in operations is provided on a straight-line basis over the estimated useful lives of the properties, ranging primarily from 5 to 45 years. No depreciation was provided for assets held for sale.

  Prior to 1996, real estate assets held for investment and used in operations were carried at depreciated cost, subject to tests for impairment, and consisted of land, buildings and related improvements. The carrying values of such assets were reviewed for impairment when certain events and circumstances (including operating results and change in use) indicated that such assets might be impaired if impairment indicators were present. The sum of the undiscounted cash flows estimated to be generated by an individual asset over its remaining estimated

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

useful life was compared to its carrying value. If the carrying value exceeded the estimated undiscounted cash flow, then the carrying value was written down by the amount of the shortfall. Real estate assets to be sold were carried at the lower of depreciated cost or estimated sales price less costs to sell.

CAPITALIZED COSTS

  Realty capitalizes preacquisition costs, development costs and other indirect costs in accordance with Financial Accounting Standard No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects."

INVESTMENTS IN JOINT VENTURES

  Realty consolidates only those joint ventures over which it has control.

  Investments in unconsolidated joint ventures are accounted for using the equity method of accounting.

CASH AND CASH EQUIVALENTS

  Highly liquid short-term investments, with remaining maturities of three months or less at the date of acquisition, are considered cash equivalents.

PROPERTY, PLANT AND EQUIPMENT

  Depreciation of property, plant and equipment and the capital lease obligation is provided primarily on the straight-line method generally over the following estimated useful lives:

      Buildings and improvements................................. 25 to 40 years
      Machinery and other equipment..............................  5 to 15 years
      Leasehold improvements.....................................  5 to 32 years

  Expenditures which materially increase property lives are capitalized. The cost of maintenance and repairs is charged to expense as incurred. When depreciable property is retired or disposed of, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is reflected in current operations.

DEFERRED REVENUES

  Operating Company's deferred revenues consist of prepaid admission tickets and parking, which are recognized as income ratably over the period of the related race meet. Also, deferred revenue includes prepaid rent from Oak Tree which is recognized over the remaining term of the lease.

SHAREHOLDERS' EQUITY

  The outstanding shares of Realty common stock and Operating Company common stock are only transferable and tradable in combination as a paired unit consisting of one share of Realty common stock and one share of Operating Company common stock.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OPERATING COMPANY'S REVENUES AND COSTS

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

RENTAL PROPERTY REVENUES

  Rental property revenues are recorded on a straight-line basis over the related lease term. As a result, deferred rent is created when rental income is recognized during free rent periods of a lease or when the lease provides for rent escalations during the lease term. Deferred rent is included in prepaid expenses and other assets, evaluated for collectibility and amortized over the remaining term of the lease.

HORSE RACING REVENUES AND DIRECT OPERATING COSTS

  Operating Company's horse racing revenues and direct operating costs are shown net of state and local taxes, stakes, purses and awards.

CONCENTRATION OF CREDIT RISK

  Financial instruments which potentially subject Realty and Operating Company to concentrations of credit risk are primarily cash investments and receivables. Realty and Operating Company place their cash investments in investment grade short-term instruments and limit the amount of credit exposure to any one commercial issuer. Concentrations of credit risk with respect to accounts receivable are limited due to the number of retail and commercial tenants, satellite locations and Santa Anita group event patrons. Real estate loans receivable are secured by first trust deeds on commercial real estate located in Southern California and Phoenix, Arizona.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

  Realty is an issuer of financial instruments with off-balance sheet risk in the normal course of business which exposes Realty to credit risks. These financial instruments include commitments to extend credit, financial guarantees and letters of credit.

FAIR VALUE OF FINANCIAL INSTRUMENTS

  Management has estimated the fair value of its financial instruments using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimated values for Realty and Operating Company as of December 31, 1996 and 1995 are not necessarily indicative of the amounts that could be realized in current market exchanges.

  For those financial instruments for which it is practicable to estimate value, management has determined that the carrying amounts of Realty's and Operating Company's financial instruments approximate their fair value as of December 31, 1996 and 1995.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

  During 1996, Realty and Operating Company adopted Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("FAS No. 123") which provides companies an alternative to accounting for stock-based compensation as prescribed under Accounting Principles Board Opinion No. 25 ("APB 25"). FAS No. 123 encourages, but does not require companies to recognize expense for stock-based awards based on their fair value at date of grant. FAS No. 123 allows companies to continue to follow existing accounting rules (intrinsic value method under APB 25) provided that pro-forma disclosures are made of what net income and earnings per share would have been had the new fair value method been used. The Companies have elected to adopt the disclosure requirements of FAS No. 123 but will continue to account for stock-based compensation under APB 25. The FAS No. 123 disclosure requirements are applicable to stock-based awards granted in fiscal years beginning after December 15, 1994.

NET INCOME (LOSS) PER COMMON SHARE AND COMMON SHARE EQUIVALENT

  Net income (loss) per common share was computed based upon the weighted average number of common shares outstanding during each period for each company. Stock options have not been included in the computation since they have no material dilutive effect.

  Operating Company holds shares of Realty's common stock which are unpaired pursuant to a stock option plan approved by the shareholders. The shares held totaled 111,500 as of December 31, 1996 and 112,500 as of December 31, 1995 and 1994. These shares affect the calculation of Realty's net income per common share and common share equivalent but are eliminated in the calculation of net income per common share for The Santa Anita Companies.

NOTE 2--RESTATEMENT

  Historically, Realty and its partners have viewed Towson Town Center and the Joppa parcel as a common economic component since the properties had common ownership, were physically adjacent and were both commercial retail operations. Prior to Realty's decision to dispose of its non-core real estate assets in 1995, Realty's investments in H-T Associates and Joppa Associates were evaluated for impairment on a combined basis (see "Note 9--Investments in Unconsolidated Joint Ventures"). In addition, Realty historically recorded its share of Joppa Associates' losses based on Realty's 33 1/3% interest. During the preparation of Realty's 1996 financial statements, it was determined that those two investments should have been evaluated for impairment on a separate basis. Also, Realty determined that since it was probable that one of Realty's partners would not bear its share of losses, Realty should have been recording 50%, not 33 1/3%, of Joppa Associates losses. Accordingly, the impairment loss recorded in the 1995 financial statements related to Joppa Associates should have been reported in prior years when the investment was impaired as a result of reduced expansion plans for Towson Town Center and the related Joppa parcel. Realty has restated its financial statements to reflect these items in the proper periods. The restatement has the following impact:

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2--RESTATEMENT (CONTINUED)

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                          1995         1994
                                                      ------------  ----------
   Losses from unconsolidated joint ventures:
     As originally reported.......................... $  1,836,000  $1,232,000
     As restated.....................................    2,113,000   1,521,000
   Program for disposition of non-core real estate
    assets:
     As originally reported.......................... $ 38,500,000  $      --
     As restated.....................................   30,300,000         --
   Income (loss) before extraordinary gain:
     As originally reported.......................... $(34,921,000) $5,545,000
     As restated.....................................  (26,998,000)  5,256,000
   Net income (loss) applicable to common shares:
     As originally reported.......................... $(30,871,000) $5,545,000
     As restated.....................................  (22,948,000)  5,256,000
   Income (loss) per common share:
     Before extraordinary gain--
       As originally reported........................ $      (3.09) $      .49
       As restated...................................        (2.39)        .47
     Net income (loss) per common share--
       As originally reported........................ $      (2.73) $      .49
       As restated...................................        (2.03)        .47

NOTE 3--DISPOSITION OF NON-CORE REAL ESTATE ASSETS

  During 1995, Realty adopted a plan to dispose of its non-core real estate assets. The objective of the plan was to reduce Realty's debt levels, improve financial flexibility and improve capital availability for the construction of a major commercial development on excess land at Santa Anita Park. Accordingly, Realty reduced the book value of assets intended to be sold to their estimated sales price less costs of sale, resulting in a nonrecurring charge in 1995 of $30,300,000 (after restatement) (See "Note 2--Restatement"), reflected as "Program for disposition of non-core real estate assets" in The Santa Anita Companies and Realty statements of operations. The assets to be disposed of at December 31, 1995 consisted of six neighborhood shopping centers in Southern California, and Phoenix, Arizona, two office buildings in Santa Ana and Upland, California, an investment in Joppa Associates, a partnership which owns a vacant retail facility and undeveloped land adjacent to Towson Town Center shopping center in Maryland (see "Note 9--Investments in Unconsolidated Joint Ventures" and "Note 2--Restatement"), an investment in French Valley Ventures, a partnership which owns undeveloped land in Temecula, California (see "Note 10--Investment in Consolidated Joint Venture"), and mortgage notes receivable (see "Note 11--Real Estate Loans Receivable"). During 1996, the disposition plan was expanded to include an investment in Pacific Gulf Properties Inc. common stock (see "Note 8--Investment in Pacific Gulf Properties Inc."), and an investment in H-T Associates, a partnership that effectively owns 32.5% of Towson Town Center (see "Note 9--Investments in Unconsolidated Joint Ventures").

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 3--DISPOSITION OF NON-CORE REAL ESTATE ASSETS (CONTINUED)

  The components and changes in assets included in the program to dispose of non-core real estate assets during 1996 were as follows:

                                1995                                1996
                            ------------- ----------------------------------------------------------
                                            BEGINNING
                              NET ASSET     NET BOOK                            UNREALIZED   ENDING
                             (REDUCTION)      VALUE      ADDITIONS    SALES    AND REALIZED NET BOOK
                            (AS RESTATED) (AS RESTATED) (REDUCTIONS) PROCEEDS      LOSS      VALUE
                            ------------- ------------- ------------ --------  ------------ --------
                                                        (IN THOUSANDS)
   1995 PROGRAM
   Neighborhood Shopping
    Centers................   $(14,580)      $19,673      $   829    $(10,736)   $(1,060)   $ 8,706
   Office Buildings........    (13,020)        7,699          724      (8,333)       (90)       --
   Investment in French
    Valley.................       (200)          280          --          --         --         280
   Investment in Joppa
    Associates.............        --         (2,235)       4,451         --         --       2,216
   Notes receivable........     (2,500)       10,954         (280)        --         --      10,674
   1996 PROGRAM
   Investment in PGP
    Stock..................        --         12,967           22     (12,139)      (850)       --
   Investment in H-T
    Associates.............        --          6,415       (2,368)        --         --       4,047
                              --------       -------      -------    --------    -------    -------
                              $(30,300)      $55,753      $ 3,378    $(31,208)   $(2,000)   $25,923
                              ========       =======      =======    ========    =======    =======

  During the 1996 second quarter, Realty completed the sale of three neighborhood shopping centers in Phoenix, Arizona, for net proceeds totaling $8,103,000, resulting in a loss on the sale of $5,000 and sold its investment in Pacific Gulf Properties common stock for net proceeds of $12,139,000, resulting in a loss of $850,000. The total nonrecurring charge for the asset disposal program in the 1996 second quarter was $855,000. During the 1996 third quarter, Realty completed the sale of a commercial office building in Upland, California, for net proceeds of $1,419,000 and completed the sale of a commercial office building in Santa Ana, California for net proceeds of $6,914,000. The net loss on the sale of these two commercial office buildings totaling $90,000 was recorded as an additional nonrecurring charge in the 1996 third quarter. During the 1996 fourth quarter, Realty completed the sale of a neighborhood shopping center in Orange, California, for net proceeds of $2,633,000, resulting in a gain on the sale of $36,000, which was reflected in an additional nonrecurring charge in the 1996 fourth quarter. The net proceeds on the sales of the neighborhood shopping centers and commercial office buildings were used to reduce $7,511,000 of related mortgage debt and the remainder of the proceeds were used to reduce borrowings under Realty's working capital line. The net proceeds on the sale of Pacific Gulf Properties stock was principally used to reduced borrowings under Realty's working capital line.

  At December 31, 1996, two neighborhood shopping centers remained to be sold. In January 1997, Realty entered into an agreement to sell the center in Yorba Linda, California, which sale is expected to be completed in the 1997 second quarter. As a result of estimated net sales proceeds, the net book value of the Yorba Linda property was reduced by $700,000 in the 1996 fourth quarter. The neighborhood shopping center in Encinitas, California is undergoing a refurbishment program to promote a sale by the end of 1997. As a result of the estimated costs of the refurbishment program, the net book value of the Encinitas center was reduced by $391,000 in the 1996 fourth quarter.

  During the 1996 fourth quarter, Realty determined that an additional nonrecurring charge for the asset disposal program of $1,055,000 was required. This charge was comprised of $1,091,000 pertaining to the reduction in the estimated fair value of the two remaining neighborhood centers as described above, offset by the gain of $36,000 on the sale of the neighborhood shopping center in Orange, California in November 1996.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 3--DISPOSITION OF NON-CORE REAL ESTATE ASSETS (CONTINUED)

  Included in the results of operations for the year ended December 31, 1996, were operating income, net of interest expense, of $1,109,000 pertaining to the commercial properties sold and $271,000 pertaining to the commercial properties to be sold, losses of $1,912,000 pertaining to investments in unconsolidated joint ventures to be sold, a loss of $65,000 pertaining to the consolidated joint venture to be sold and interest income of $1,088,000 pertaining to the notes receivable to be sold.

  Included in the results of operations for the year ended December 31, 1995, were operating income, net of interest expense, of $641,000 pertaining to the commercial properties to be sold, losses of $831,000 pertaining to investments in unconsolidated joint ventures to be sold, a loss of $66,000 pertaining to the consolidated joint venture to be sold and interest income of $1,057,000 pertaining to the notes receivable to be sold.

NOTE 4--STRATEGIC ALLIANCE TRANSACTIONS

  On August 19, 1996, the Companies announced a major transaction with Colony Investors II, L.P. ("Colony"), Los Angeles based real estate investment company administered by Colony Capital, Inc., which pursuant to the terms of an agreement, would have invested in the Companies, over time, a total of $138 million.

  On September 5, 1996, as an initial step of the investment, Colony acquired 112,700 newly issued shares of paired common stock and 867,343 newly issued paired shares of Series A Redeemable Preferred Stock of Realty and Operating Company for $12,716,000, resulting in an ownership interest in the Companies of 8%.

  On October 9, 1996, the Companies received an unsolicited offer from Koll Arcadia Investors, LLC ("KAI"), an investor group comprised of Apollo Real Estate Investors II, L.P. and principals of the Koll Company, seeking to acquire control of the Companies. In response to this proposal, the Boards of Directors of the Companies formed special committees of independent directors (the "Independent Committees") to review the proposal and other proposals of a strategic nature.

  In January 1997, the Companies and Colony revised their agreement to allow the Companies to enter into discussions and negotiations with third parties with respect to transactions that might involve a transfer of control or other transactions that would maximize shareholder value, and therefore would be inconsistent with the Colony strategic alliance. Thereafter, the Companies commenced a process in which interested parties were invited to make proposals to the Independent Committees, which indicated that they would respond to such parties once they had an opportunity to evaluate fully all proposals.

  In January and again in March 1997, KAI revised its offer. The March offer was announced simultaneously with an offer by Colony Capital. These offers, by their terms, expired March 28, 1997.

  On March 27, 1997, the Companies announced they had received confidential, written proposals from several strategic and financial buyers in addition to the previously described KAI and Colony Capital proposals and that the Companies' Independent Committees and financial advisors had been authorized to commence final negotiations with selected potential buyers.

  Effective March 31, 1997, the August 1996 agreement with Colony was terminated. Pursuant to the agreement, Colony was entitled to a termination fee of $4,000,000 and reimbursement of expenses up to $500,000. The $4,500,000 was paid on April 1, 1997 and will be a charge against 1997 first quarter earnings. Colony now has the right to redeem preferred shares at the average trading price of the Companies' common stock for a period preceding the date of Colony's redemption notice. The redemption price may be paid by cash of $11,254,000 and a six-month note for the balance.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 4--STRATEGIC ALLIANCE TRANSACTIONS (CONTINUED)

  During 1996, the Companies incurred $1,831,000 in strategic alliance costs associated with the Colony transaction, the issuance of common and preferred shares to Colony and the unsolicited tender offer from KAI. These costs were comprised of legal fees, investment advisory fees, other professional fees and other miscellaneous costs. Colony transaction costs and KAI tender offer costs totaling $1,200,000, charged $1,090,000 to Realty and $110,000 to Operating Company, were reflected in strategic alliance costs in The Santa Anita Companies and the Realty statements of operations and in general and administrative in the Operating Company statement of operations. Common and preferred share issuance costs totaling $631,000, charged $573,000 to Realty and $58,000 to Operating Company were reflected in additional paid-in capital in The Santa Anita Companies, Realty and Operating Company balance sheets.

NOTE 5--SANTA ANITA COMMERCIAL CENTER

  The development, construction and operation of a major commercial center on excess land at Santa Anita Park has been a corporate strategy of Realty since 1994. In March 1995, Realty submitted zoning and general plan amendment applications to the City of Arcadia for the development of a 1.5 million square foot retail/entertainment project on 125 acres. In June 1995, Realty filed with the City of Arcadia a specific plan application for the project. In April 1996, Realty made the strategic decision to withdraw the 1.5 million square foot specific plan application due to mitigation and public use requirements which were likely to be imposed on the project. Subsequent to the specific plan application withdrawal, Realty management continued development plans for the larger project and continued to pursue a land use designation in the City's general plan to accommodate the project. In September 1996, a new City general plan was adopted which provided for a commercial land use designation allowing 1.1 million square feet of commercial development on the Santa Anita property.

  In July 1996, a petition circulated by a group of citizens of Arcadia that would have prevented a development on the Realty property without a majority vote of the Arcadia citizens was certified and subsequently placed on the November ballot. Known as Measure M, this public initiative was defeated on November 5, 1996. Realty actively campaigned for defeat of Measure M, incurring costs of $301,000, which were included in general and administrative expense in the 1996 fourth quarter. After the defeat of Measure M, Realty management re-evaluated its relationship with the City and the financial considerations of a large scale project. At this time, Realty management concluded that a smaller scale project (approximately 500,000 square feet on 50 acres) would be more strongly supported by City government and would not be subjected to a high level of mitigation costs and public use requirements inherent in a larger project.

  Accordingly, Realty undertook substantial reconfiguration and downsizing of the project, including site relocation and change in tenant components. As a result of the down-sizing, Realty re-evaluated its capitalized development costs, determined which costs had continuing value in the smaller scale project and wrote off capitalized development costs that were attributable solely to the larger project totaling $2,900,000, reflected as "Arcadia development costs" in The Santa Anita Companies and Realty statements of operations.

  In January 1997, Realty submitted a Memorandum of Understanding, for development of a 500,000 square foot project, to the City of Arcadia. This agreement was approved by the City in March 1997.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 6--EXECUTIVE SEVERANCE

  During 1996, pursuant to resignation agreements with one Realty and two Operating Company executive officers, Realty and Operating Company incurred $229,000 and $851,000 in executive severance costs which have been charged to general and administrative expense in The Santa Anita Companies, Realty and Operating Company statements of operations. Pursuant to the resignation agreements, if there is a "change in control" on or prior to May 17, 1997, the former executive officers will be entitled to additional lump sum cash payments totaling $304,000 for Realty and $356,000 for Operating Company. No provision has been accrued or funded for the contingent severance payments.

NOTE 7--CARD CLUB WRITE-OFFS

  In August 1995, the management of Bell Jackpot Casino, which was not affiliated with Realty, citing intense competition from larger and more established nearby card clubs, closed the Bell Jackpot Casino in Bell, California. As a result of this action, during the 1995 third quarter, Realty wrote-off the $2,000,000 it paid for an option to acquire a 50% interest in the operation of the casino. The write-off has been reflected as "Card club option write-off" in the Santa Anita Companies and Realty statements of operations. Additionally, in the 1995 third quarter, Realty wrote-off $480,000 of development costs for the proposed Irwindale Palace Casino, in Irwindale, California, which has been charged to general and administrative expense in The Santa Anita Companies and Realty statements of operations. Realty discontinued its involvement in the card club following the defeat of an October 1995 Irwindale ballot measure to permit card clubs in Irwindale.

NOTE 8--INVESTMENT IN PACIFIC GULF PROPERTIES INC.

  In November 1993, Realty entered into a Purchase and Sale Agreement to sell its multifamily and industrial operations to Pacific Gulf Properties Inc. ("Pacific"), in conjunction with Pacific's proposed public offering of common stock and debentures.

  In February 1994, Realty completed the first part of this transaction by selling to Pacific ten multifamily properties, containing 2,654 apartment units, located in Southern California, the Pacific Northwest and Texas and three industrial properties, containing an aggregate of 185,000 leasable square feet of industrial space, located in the State of Washington (the "Transferred Properties"). Realty's corporate headquarters building and related assets were also acquired by Pacific. In consideration of the sale of the Transferred Properties, Realty received $44,425,000 in cash and 150,000 shares of Pacific common stock and was relieved of $44,290,000 of mortgage debt on the Transferred Properties.

  In October 1994, Realty completed the second part of the transaction, the sale of its interest in Baldwin Industrial Park to Pacific and Pacific delivered to Realty an additional 634,419 shares of Pacific common stock as consideration for the second part of the transaction and the corporate headquarters and other net assets.

  The above transactions resulted in a loss of $10,974,000, which was reflected in The Santa Anita Companies and Realty statements of operations for the year ended December 31, 1993. If the transactions had occurred as of January 1, 1994, The Santa Anita Companies and Realty revenues would have decreased by $4,477,000, expenses would have decreased by $4,929,000 and net income would have increased by $452,000, for the year ended December 31, 1994.

  As of December 31, 1995, Realty owned 16.2% of Pacific's common stock and accounted for its investment by the equity method of accounting. Effective January 1, 1996, Realty accounted for its investment under the cost method of accounting. Realty changed its method of accounting in 1996 since it no longer had a common board member with Pacific and determined it no longer had the ability to exercise significant influence.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 8--INVESTMENT IN PACIFIC GULF PROPERTIES INC. (CONTINUED)

  On May 30, 1996, Realty sold its 784,419 shares of Pacific common stock at a gross selling price of $16.375 per share, pursuant to the terms of an underwritten, registered public offering by Pacific. The loss on the sale of Pacific common stock of $850,000 was reflected as an additional nonrecurring charge in the 1996 second quarter (see "Note 3--Disposition of Non-Core Real Estate Assets").

NOTE 9--INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

  Realty's investments in unconsolidated joint ventures include investments in the following commercial real estate ventures at December 31, 1996:

                                                       OWNERSHIP
           NAME                                        PERCENTAGE    PROJECT
           ----                                        ---------- -------------
      Anita Associates ............................        50%    Regional mall
      H-T Associates .................................     50%    Regional mall
      Joppa Associates ...............................     50%    Retail

  The Anita Associates partnership was formed to develop and operate Santa Anita Fashion Park in Arcadia, California. The H-T Associates partnership has a 65% ownership interest in a partnership formed to develop and operate Towson Town Center in Towson, Maryland. The Joppa Associates partnership was formed to develop an adjacent retail building and undeveloped land in an expansion of the Towson Town Center.

  Combined condensed financial statement information for the unconsolidated joint ventures as of December 31, 1996, 1995 and 1994 and for the years then ended is as follows:

                                          1996          1995          1994
                                      ------------  ------------  ------------
     Real estate assets.............. $248,675,000  $259,168,000  $265,869,000
                                      ============  ============  ============
     Liabilities
       Secured real estate loans..... $225,022,000  $242,332,000  $243,061,000
       Other.........................   53,826,000    35,558,000    32,784,000
                                      ------------  ------------  ------------
                                      $278,848,000  $277,890,000  $275,845,000
                                      ============  ============  ============
     Partners' equity
       Realty........................ $(15,084,000) $ (9,359,000) $ (4,986,000)
       Others........................  (15,089,000)   (9,363,000)   (4,990,000)
                                      ------------  ------------  ------------
                                      $(30,173,000) $(18,722,000) $ (9,976,000)
                                      ============  ============  ============
     Revenues........................ $ 38,612,000  $ 36,351,000  $ 33,313,000
                                      ============  ============  ============
     Net loss
       Realty........................ $   (994,000) $ (2,113,000) $ (1,521,000)
       Others........................   (2,463,000)   (3,510,000)   (4,073,000)
                                      ------------  ------------  ------------
                                      $ (3,457,000) $ (5,623,000) $ (5,594,000)
                                      ============  ============  ============

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

  A major expansion of Towson Town Center opened in 1991. Prior to the development of this expansion, Realty and its partners acquired and planned to develop the Joppa parcel. Subsequently, the partners actively pursued alternative retail/entertainment projects for the Joppa parcel until the 1995 third quarter, when development activities ceased and the parcel was placed for sale. Prior to this decision, no impairment loss was recognized since the expected undiscounted cash flow from the combined Towson/Joppa investment provided recovery of net book value over a period substantially less than the remaining useful life of the properties. During the preparation of the 1996 financial statements, Realty determined that the two properties should have been analyzed on a separate basis with respect to impairment (see "Note 3-- Disposition of Non-Core Real Estate Assets") and restated prior periods to reflect impairment of the Joppa property.

  During 1996 and 1995, Realty determined that proceeds from the sale of the Joppa property combined with partnership cash would be insufficient to pay partnership debts, primarily a mortgage on partnership property of $16,494,000 due October 31, 1996 (which mortgage was subject to a Realty corporate guarantee of $8,247,000).

  As a result, it was anticipated that Realty would be required to make an additional capital contribution to the partnership of approximately $4,350,000, net of estimated proceeds of $2,500,000 on sale of the Joppa property. During the 1995 fourth quarter, Realty funded $1,855,000 of this obligation. At December 31, 1995, Realty's investment balance in Joppa Associates was a credit of $2,235,000.

  During 1996, Realty contributed $5,033,000 to Joppa Associates to fund the mortgage loan payment due October 31, 1996. This funding represented approximately $2,500,000 more than originally anticipated since the sale of the Joppa property had not been completed. In connection with the funding, one of Realty's two partners assigned to Realty and Realty's other partner its partnership interest and relinquished its right to any proceeds from the sale of the partnership property. The ownership interests of Realty and Realty's other partner were increased to 50%.

  During 1996, Joppa Associates agreed to sell the partnership property for $5,500,000. The sale is expected to close in the 1997 second quarter and Realty's share of the net proceeds is estimated to be $2,500,000. At December 31, 1996, the carrying value of Realty's investment in Joppa Associates was $2,216,000.

  On December 6, 1996, Realty reached agreement for the sale of its 50% partnership interest in H-T Associates to a third party for $5,000,000. The agreement provided for a purchase price increase or decrease based on an increase or decrease in partnership working capital as of the closing date. At December 31, 1996, the carrying value of Realty's investment in H-T Associates was $4,047,000. The buyer also agreed to assume Realty's joint and several guaranty of a loan issued to expand the Towson Town Center in the amount of $66,135,000. Realty's two partners in the venture have also each executed repayment guaranties, although one of the partners has a limited repayment guaranty. At December 31, 1996, the loan balance to which the guaranties relate was $164,641,000. The repayment guaranties contain covenants which, among other matters, require the guarantors to maintain certain minimum levels of net worth. At December 31, 1996, Realty was in default under the minimum net worth covenant. The lender may, among other things, foreclose on the assets of H-T Associates and pursue other remedies under the guaranties, however, as of December 31, 1996, the lender had not exercised such rights.

  Under the partnership agreement, Realty's partner, TrizecHahn Centers, Inc., has a right of refusal in the event Realty chooses to sell its partnership interest. In January 1997, TrizecHahn Centers Inc., exercised its right of first refusal and elected to purchase Realty's interest in the partnership, pursuant to the terms of the original sales agreement. The original sales agreement provided for a $500,000 break-up fee in the event of exercise of the right of refusal. The break-up fee was paid and expensed in January 1997. Realty has held ongoing discussions with the lender concerning the assumption by TrizecHahn of Realty's repayment guaranty and expects such assumption when the transaction is consummated.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 9--INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

  On April 4, 1997, Realty and TrizecHahn reached agreement for a purchase price of $3,900,000 for Realty's interest in H-T Associates, which is not subject to further adjustment. The purchase price will approximate Realty's book value at the time of sale.

NOTE 10--INVESTMENT IN CONSOLIDATED JOINT VENTURE

  Realty's real estate properties include a 50% ownership interest in French Valley Ventures a real estate joint venture formed to acquire undeveloped land in Temecula, California. The financial condition and operations of the joint venture are consolidated with the financial statements of Realty and The Santa Anita Companies.

  Combined condensed financial information for the consolidated joint venture as of December 31, 1996, 1995 and 1994 and for the years then ended is as follows:

                                               1996       1995        1994
                                             ---------  ---------  -----------
     Real estate assets..................... $ 280,000  $ 280,000  $   480,000
                                             =========  =========  ===========
     Liabilities
       Secured real estate loans............ $ 480,000  $ 480,000  $   480,000
       Other................................     2,000      2,000        2,000
                                             ---------  ---------  -----------
                                             $ 482,000  $ 482,000  $   482,000
                                             =========  =========  ===========
     Partners' deficit
       Realty............................... $(202,000) $(202,000) $    (2,000)
       Others...............................       --         --           --
                                             ---------  ---------  -----------
                                             $(202,000) $(202,000) $    (2,000)
                                             =========  =========  ===========
     Revenues............................... $     --   $     --   $       --
                                             =========  =========  ===========
     Net loss
       Realty............................... $ (65,000) $(266,000) $(1,043,000)
       Others...............................       --         --           --
                                             ---------  ---------  -----------
                                             $ (65,000) $(266,000) $(1,043,000)
                                             =========  =========  ===========

  During 1995, a further decline in value of the undeveloped land resulted in a write down of the carrying value to its estimated market value. The resulting charge of $200,000 was reflected as part of the "Program for disposition of non-core real estate assets" in the Santa Anita Companies and Realty statements of operations (see "Note 3--Disposition of Non-Core Real Estate Assets").

  During 1994, a decrease in a maturing note payable secured by land held for development by French Valley Ventures was negotiated and the carrying cost of the related land was written down to its estimated market value. The resulting net charge of $1,043,000 has been reflected as "Write-down of land held for development" in The Santa Anita Companies and Realty statements of operations.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 11--REAL ESTATE LOANS RECEIVABLE

  Realty's real estate loans receivable as of December 31, 1996 and 1995 consist of the following:

                                                            DECEMBER 31,
                                     INTEREST MATURITY ------------------------
     PROPERTY                          RATE     DATE      1996         1995
     --------                        -------- -------- -----------  -----------
     Stone Creek....................   7.3%   11/1997  $ 6,451,000  $ 6,497,000
     Anaheim Hills..................   8.5%      --      1,477,000    1,504,000
     Turf Plaza.....................   9.0%   11/2002    4,178,000    4,279,000
     Bristol........................   8.5%    9/2002    1,041,000    1,174,000
                                                       -----------  -----------
                                                        13,147,000   13,454,000
     Valuation allowance..............................  (2,473,000)  (2,500,000)
                                                       -----------  -----------
                                                       $10,674,000  $10,954,000
                                                       ===========  ===========

  During 1995, Realty determined that it was probable that Realty would not collect its real estate loans receivable in accordance with their stated terms. Realty established an allowance based on discounted cash flows using the loan's initial effective interest rate for these impaired loans. Accordingly, Realty included the real estate loans receivable as a component of its program for disposition of non-core real estate assets (see "Note 3-- Disposition of Non-Core Real Estate Assets"). Realty believes that the most effective course for disposition of these loans is to encourage refinancing or sale of related underlying assets and early discounted payoff by the existing borrowers. During 1995, Realty estimated that the net realizable value of the loans was $2,500,000 less than the face amount and accordingly, recorded an impairment loss for that amount. For each of the years ended December 31, 1996 and 1995, the average investment in impaired loans was approximately $10,814,000. Interest income in 1996 and 1995 on such loans totaled $1,088,000 and $1,057,000. Interest income on impaired loans is generally recognized using the accrual basis method of income recognition.

  These real estate loans originated as seller financing on commercial properties that were previously owned by Realty. Each loan is secured by a first trust deed on the related property. The Stone Creek property is a 25,400 square foot neighborhood center and a 120 unit apartment complex in Anaheim, California. The Anaheim Hills property is a 32,500 square foot neighborhood center in Anaheim Hills, California. The Turf Plaza property is a 96,300 square foot neighborhood center in Phoenix, Arizona. The Bristol property is a 29,300 square foot neighborhood center in Costa Mesa, California.

  The Stone Creek loan is due in November 1997 and the underlying property is not expected to provide collateral sufficient to assure full collection of this loan. Realty is assisting the borrower in a restructuring program that would grant Realty title to the 120 unit apartment complex and Realty would refinance the remaining retail property with the existing borrower. The apartment complex and commercial property are both subject to a common ground lease. This restructuring and property transfer to Realty is subject to approval of the ground lessor. Realty would sell the related apartment property upon receipt of title. Realty expects this restructuring and related asset sale to result in net proceeds of approximately $1,500,000 less than the face value of the note.

  The Anaheim Hills loan matured in December 1996. Realty has granted the borrower a month to month extension of the maturity date until the borrower secures refinancing. During 1997, the borrower has continued to make payments of principal and interest. Realty has received an offer from the holder of the second mortgage on the property to purchase the note for a discount. Realty expects to settle this loan during 1997.

  Realty has been in active discussions with the Turf Plaza borrower regarding a discounted, early payoff of the mortgage loan. These repayment discussions are subject to the borrower obtaining satisfactory financing, which is expected to occur in 1997.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 11--REAL ESTATE LOANS RECEIVABLE (CONTINUED)

  Contractual repayments on real estate loans receivable as of December 31, 1996 are due as follows:

      1997.......................................................... $ 8,115,000
      1998..........................................................     204,000
      1999..........................................................     215,000
      2000..........................................................     232,000
      2001..........................................................     253,000
      Thereafter....................................................   4,128,000
                                                                     -----------
                                                                     $13,147,000
                                                                     ===========

NOTE 12--LOANS PAYABLE

  Realty's real estate loans payable as of December 31, 1996 and 1995 consist of the following:

                                                            1996        1995
                                                         ----------- -----------
      9.25% note, secured by real estate assets, due in
       installments through 2001.......................  $ 8,691,000 $ 8,796,000
      8.5% note, secured by land with assignment of
       ground lease and rent as collateral, due in
       installments through 2009.......................    3,678,000   3,831,000
      9.75% note, secured by real estate assets,
       interest only, due in 2002......................      480,000     480,000
      7.91% variable rate notes, secured by real
       estate, due in installments through 2005........    7,558,000  15,282,000
                                                         ----------- -----------
                                                         $20,407,000 $28,389,000
                                                         =========== ===========

  In December 1994, Realty obtained secured loans on each of its six neighborhood shopping centers. During 1996, four of the neighborhood shopping centers were sold and the corresponding secured loans totaling $7,511,000 at the sales dates were repaid. At December 31, 1996, the remaining two secured loans had an outstanding balance of $7,558,000 and a current interest rate of 7.91%. These secured loans had initial variable interest rates of 8.25% and a 25-year amortization period. The interest rates are subject to adjustment every six months based on the six-month certificate of deposit rate in the secondary market as currently published in The Wall Street Journal. The maximum interest rate adjustment over the life of the loans is 5% and the increase in the monthly payment at each adjustment date is limited to 3.75%.

  Principal payments due on real estate loans payable as of December 31, 1996 are as follows:

      1997.......................................................... $   404,000
      1998..........................................................     440,000
      1999..........................................................     480,000
      2000..........................................................     522,000
      2001..........................................................   8,559,000
      Thereafter....................................................  10,002,000
                                                                     -----------
                                                                     $20,407,000
                                                                     ===========

  In November 1995, Realty completed a negotiated, early and reduced payoff of the mortgage loan on the Santa Ana office building. The mortgage holder agreed to accept a cash payment of $7,500,000 as settlement in full of the 9.375% note due in 1998. The prepayment resulted in a gain of $4,050,000, net of miscellaneous closing expenses, which was reflected as an extraordinary gain on early retirement of debt in The Santa Anita Companies and Realty statements of operations.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 12--LOANS PAYABLE (CONTINUED)

  Bank loans payable consist of borrowings under the revolving credit agreement of $4,550,000 and $20,950,000 as of December 31, 1996 and 1995.

  In November 1994, Realty entered into a one-year $30,000,000 revolving credit agreement with a commercial bank. At December 31, 1996, amendments to the credit agreement had reduced available borrowings to $20,000,000 and had extended the term to February 1, 1997. During 1997, the agreement was extended to June 1, 1997. Borrowings under the revolving credit agreement bear interest, at Realty's option, at the prime rate, at LIBOR (London Interbank Offered Rate) plus 1 1/4%, or at the 30-day, 60-day or 90-day certificate of deposit rate plus 1 1/4%. At December 31, 1996, borrowings were at a rate of 6.8% which was based on the 30-day certificate of deposit rate at the date of borrowing plus 1 1/4%. At December 31, 1995, borrowings of $17,700,000 were at a rate of 6.9% which was based on the 30-day certificate of deposit rate plus 1% and borrowings of $3,250,000 were at the prime rate. Realty's Racetrack rental revenues have been pledged as collateral under the credit agreement.

  The revolving credit agreement contains a restriction on the payment of dividends and certain other financial ratio and maintenance restrictions. In any twelve-month period beginning on or after July 1, 1994, dividends declared are limited to the greater of $.80 per share or an amount calculated to maintain Realty's qualification as a REIT. Realty's current dividend policy is in compliance with this dividend restriction. Additionally, at December 31, 1996, Realty was in compliance with the other financial ratio and maintenance restrictions.

  Operating Company entered into a sale-leaseback transaction related to the financing of certain television, video monitoring and production equipment under a five-year lease expiring in December 1997. This financing arrangement is accounted for as a capital lease. Accordingly, the equipment and related lease obligation are reflected as machinery and other equipment and bank loans payable in The Santa Anita Companies and Operating Company balance sheets. Realty has guaranteed the capital lease obligation of $867,000.

  Assets relating to the capital lease are as follows:

                                                          1996         1995
                                                       -----------  -----------
      Machinery and equipment......................... $ 4,000,000  $ 4,000,000
      Accumulated amortization........................  (3,133,000)  (1,667,000)
                                                       -----------  -----------
                                                       $   867,000  $ 2,333,000
                                                       ===========  ===========

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

NOTE 12--LOANS PAYABLE (CONTINUED)

  At December 31, 1996, total future minimum lease payments under the capital lease were $907,000 and the present value of the minimum lease payments was $867,000.

  Interest costs for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                      DECEMBER 31, 1996
                                               --------------------------------
                                                                     THE SANTA
                                                           OPERATING   ANITA
                                                 REALTY     COMPANY  COMPANIES
                                               ----------  --------- ----------
     Interest incurred........................ $3,016,000  $288,000  $3,109,000
     Interest capitalized.....................   (346,000)      --     (346,000)
                                               ----------  --------  ----------
     Interest expense......................... $2,670,000  $288,000  $2,763,000
                                               ==========  ========  ==========
     Interest paid............................ $3,095,000  $288,000  $3,188,000
                                               ==========  ========  ==========
                                                      DECEMBER 31, 1995
                                               --------------------------------
                                                                     THE SANTA
                                                           OPERATING   ANITA
                                                 REALTY     COMPANY  COMPANIES
                                               ----------  --------- ----------
     Interest incurred........................ $4,409,000  $401,000  $4,689,000
     Interest capitalized.....................    (88,000)      --      (88,000)
                                               ----------  --------  ----------
     Interest expense......................... $4,321,000  $401,000  $4,601,000
                                               ==========  ========  ==========
     Interest paid............................ $4,259,000  $401,000  $4,539,000
                                               ==========  ========  ==========

      At December 31, 1996 and 1995, $195,000 and $121,000, of inter-entity interest was eliminated in The Santa Anita Companies financial statements.

                                                      DECEMBER 31, 1994
                                               --------------------------------
                                                                     THE SANTA
                                                           OPERATING   ANITA
                                                 REALTY     COMPANY  COMPANIES
                                               ----------  --------- ----------
     Interest incurred........................ $6,012,000  $446,000  $6,458,000
     Interest capitalized.....................    (82,000)      --      (82,000)
                                               ----------  --------  ----------
     Interest expense......................... $5,930,000  $446,000  $6,376,000
                                               ==========  ========  ==========
     Interest paid............................ $6,227,000  $446,000  $6,673,000
                                               ==========  ========  ==========

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 13--OTHER LIABILITIES

  Other liabilities as of December 31, 1996 and 1995 consist of the following:

                                                     DECEMBER 31, 1996
                                             ----------------------------------
                                                                     THE SANTA
                                                         OPERATING     ANITA
                                               REALTY     COMPANY    COMPANIES
                                             ---------- ----------- -----------
     Accrued salaries....................... $      --  $   923,000 $   923,000
     Deferred compensation..................    822,000   3,149,000   3,971,000
     Accrued interest.......................    104,000         --      104,000
     State license fees.....................        --    1,201,000   1,201,000
     Other..................................    774,000   6,011,000   6,808,000
                                             ---------- ----------- -----------
                                             $1,700,000 $11,284,000 $13,007,000
                                             ========== =========== ===========
                                                     DECEMBER 31, 1995
                                             ----------------------------------
                                                                     THE SANTA
                                                         OPERATING     ANITA
                                               REALTY     COMPANY    COMPANIES
                                             ---------- ----------- -----------
     Accrued salaries....................... $  146,000 $   947,000 $ 1,093,000
     Deferred compensation..................    947,000   3,444,000   4,391,000
     Accrued interest.......................    279,000         --      279,000
     State license fees.....................        --    1,542,000   1,542,000
     Other..................................    555,000   5,760,000   6,315,000
     Unconsolidated joint ventures..........    852,000         --      852,000
                                             ---------- ----------- -----------
                                             $2,779,000 $11,693,000 $14,472,000
                                             ========== =========== ===========

NOTE 14--INCOME TAXES

  As a REIT, Realty is taxed only on undistributed REIT income. During each of the years ended December 31, 1996, 1995 and 1994, Realty distributed at least 95% of its REIT taxable earnings to its shareholders. For the year ended December 31, 1996, 100% of the dividends distributed to shareholders represented a distribution other than ordinary income. Depending on a shareholder's basis, the distribution could have been either a return of capital or a capital gain. For the year ended December 31, 1995, 84.6% of the dividends distributed to shareholders represented ordinary income and 15.4% represented other than ordinary income. For the year ended December 31, 1994, 55.4% of the dividends distributed to shareholders represented other than ordinary income. Pursuant to Internal Revenue Code Section 857(b)(3)(C) and the Regulations thereunder, for the year ended December 31, 1994, Realty designated 44.6% of the dividends distributed as capital gains dividends.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 14--INCOME TAXES (CONTINUED)

  The composition of Operating Company's income tax provision (benefit) and income taxes paid for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                   1996       1995       1994
                                                 --------  -----------  -------
     Current provision (benefit)
       Federal.................................. $(32,000) $    79,000  $   --
       State....................................  (22,000)     247,000      --
                                                 --------  -----------  -------
                                                  (54,000)     326,000      --
                                                 --------  -----------  -------
     Deferred provision (benefit)
       Federal..................................  (64,000)     (79,000)     --
       State....................................  118,000   (2,247,000)     --
                                                 --------  -----------  -------
                                                   54,000   (2,326,000)     --
                                                 --------  -----------  -------
                                                 $    --   $(2,000,000) $   --
                                                 ========  ===========  =======
     Income taxes paid.......................... $241,000  $     3,000  $25,000
                                                 ========  ===========  =======

  Deferred income taxes arise from temporary differences in the recognition of certain items of revenues and expenses for financial statement and tax reporting purposes. The sources of temporary differences and their related tax effect for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                 1996        1995        1994
                                               ---------  -----------  --------
     Accelerated depreciation and
      amortization methods utilized for tax
      reporting purposes.....................  $ 675,000  $  (814,000) $(16,000)
     Reinstatement of deferred taxes due to
      tax net operating loss carryovers......   (784,000)   1,545,000   100,000
     State income tax provision (benefit)
      deductible when paid for federal income
      tax purposes...........................        --    (2,100,000)  (52,000)
     Deductions previously deducted for book
      purposes, deductible for tax purposes
      currently..............................    435,000     (918,000)  (66,000)
     Income previously included for book
      purposes, not includable for tax
      purposes currently.....................   (490,000)      11,000       --
     Decrease in valuation allowance for
      deferred tax assets....................    218,000      (50,000)   24,000
     Other, net..............................        --           --     10,000
                                               ---------  -----------  --------
                                               $  54,000  $(2,326,000) $    --
                                               =========  ===========  ========

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 14--INCOME TAXES (CONTINUED)

  A reconciliation of Operating Company's total income tax provision for the years ended December 31, 1996, 1995 and 1994 to the statutory federal corporate income tax rate of 34% and the state rate of 9.3% is as follows:

                                             1996        1995         1994
                                           ---------  -----------  -----------
     Computed "expected" tax provision...  $(330,000) $ 1,414,000  $(1,316,000)
     State income taxes, net of federal
      income taxes.......................        --       247,000          --
     Nondeductible political
      contributions......................     82,000       47,000       59,000
     Decrease (increase) in cash
      surrender value of life insurance..        --         3,000       34,000
     Establishment (use) of tax net
      operating loss carryforwards.......    194,000   (1,316,000)   1,236,000
     Deferred effect due primarily to
      benefit from reduction of state
      accrual............................        --    (2,326,000)         --
     Other, net..........................     54,000      (69,000)     (13,000)
                                           ---------  -----------  -----------
                                           $     --   $(2,000,000) $       --
                                           =========  ===========  ===========

  The deferred tax assets and liabilities as of December 31, 1996 and 1995 consist of the following:

                                                         1996         1995
                                                      -----------  -----------
     Deferred tax assets:
       Compensation deductible for tax purposes when
        paid........................................  $ 1,465,000  $ 1,764,000
       Pension contribution deductible for tax
        purposes when paid..........................      606,000      490,000
       Contribution carryover.......................      160,000      280,000
       Other........................................       51,000      143,000
       Federal tax effect of state deferred
        liabilities.................................      485,000      444,000
       Federal net operating loss carryovers........    3,145,000    2,211,000
       State net operating loss carryovers..........       32,000      129,000
       Business reserve.............................      217,000          --
       Valuation allowance..........................   (4,336,000)  (4,117,000)
                                                      -----------  -----------
       Total deferred assets........................    1,825,000    1,344,000
                                                      -----------  -----------
     Deferred tax liabilities:
       Difference between tax and book
        depreciation................................   (1,452,000)    (790,000)
       Income previously included for book purposes,
        not includable for tax purposes.............          --      (148,000)
       State income tax deductible when paid for
        federal tax purposes........................   (1,655,000)  (1,645,000)
                                                      -----------  -----------
       Total deferred tax liabilities...............   (3,107,000)  (2,583,000)
                                                      -----------  -----------
     Net liability for deferred income taxes........  $(1,282,000) $(1,239,000)
                                                      ===========  ===========

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 14--INCOME TAXES (CONTINUED)

  The Franchise Tax Board audited the 1986 through 1991 tax years of Operating Company. Operating Company protested the proposed assessments. In 1996, the Franchise Tax Board finalized its findings, withdrew the assessments for 1986 through 1988 and determined that there would be no proposed adjustments for the 1989 through 1991 tax years. Accruals relating to these years were reversed in 1995.

  At December 31, 1996, Operating Company's net operating loss carryforward, for federal income tax purposes, was $9,251,000 of which $3,246,000 expires in 2002, $99,000 in 2003, $41,000 in 2004, $103,000 in 2005, $440,000 in 2006,
$3,001,000 in 2007, $1,623,000 in 2009 and $698,000 in 2010. Realty's net
operating loss carryforward at December 31, 1996 was $19,033,000 of which $8,736,000 expires in 2009 and $10,297,000 in 2010.

NOTE 15--COMMITMENTS AND CONTINGENCIES

  Realty's owned real estate investments consist of Santa Anita Racetrack, the land underlying Fashion Park, two neighborhood shopping centers, and an office building. The racetrack is leased to LATC; the land underlying Fashion Park has been ground leased for 65 years to Anita Associates; each of the neighborhood shopping centers has been leased to non-anchor tenants with terms ranging from three to five years; and, the office building has been leased with terms generally ranging from two to ten years.

  The minimum future lease payments to be received from Realty's owned real estate investments (excluding rentals relating to Santa Anita Racetrack which are paid by LATC to Realty) for the five years ended December 31, are as follows:

            1997.............................. $3,530,000
            1998..............................  3,264,000
            1999..............................  2,716,000
            2000..............................  1,925,000
            2001..............................  1,582,000

  Substantially all of the retail leases provide for additional contingent rentals based upon the gross income of the tenants in excess of stipulated minimums. Realty's share of these contingent rentals totaled $114,000 in 1996, $104,000 in 1995, and $69,000 in 1994.

  Realty and Operating Company have entered into severance agreements with certain officers and key employees. If there is a "change in control" and under certain circumstances, certain executive officers will be entitled to a lump sum payment equal to 2 1/2 times base pay, calculated as annual base salary plus average bonuses over the preceding three calendar years. In addition, one executive officer and officers and key employees will be entitled to a lump sum payment equal to one times base pay, as calculated above. No provision has been accrued or funded under these agreements.

  Certain other claims, suits and complaints arising in the ordinary course of business have been filed or are pending against Realty and Operating Company. In the opinion of management, all such matters are adequately covered by insurance or, if not covered, are without merit or are of such kind or involve such amounts as would not have a significant effect on the financial position or results of operations if disposed of unfavorably.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

NOTE 16--REDEEMABLE PREFERRED STOCK

  The shares of Series A Redeemable Preferred Stock ("Series A Preferred Stock") are paired in the same manner as the Companies' common stock, and holders thereof are entitled to participate in any dividends paid to the same extent as the holders of common stock. Holders of Series A Preferred Stock will be entitled, except as otherwise required by law, to vote together with the holders of common stock on all matters presented to the holders of the common stock. The affirmative vote of 66 2/3% of the shares of Series A Preferred Stock of Realty or Operating, as the case may be, will be required for Realty or Operating to amend its certificate of incorporation to (i) create or increase the authorized number of shares of any class or series of stock that ranks senior to the Series A Preferred Stock, (ii) amend, alter or repeal its certificate of incorporation or by-laws in a manner that would adversely affect the Series A Preferred Stock or (iii) authorize any reclassification, combination, split or division of any series of stock in a manner that would adversely affect the Series A Preferred Stock. The Series A Preferred Stock of each Company has a liquidation preference of $0.01 per share, plus all unpaid dividends.

  The holders of the Series A Preferred Stock may require redemption thereof at any time, at a redemption price per paired share equal to the average market price of the common stock for the 30 trading days prior to the date such shares are surrendered for redemption (the "Redemption Price"). In lieu of such redemption, Realty and Operating may, subject to shareholder approval, deliver in exchange shares of common stock on a share-for-share basis. If Realty and Operating fail to obtain shareholder approval of the exchange of the Series A Preferred Stock for common stock, they may deliver promissory notes, due in six months from the date of issue, for any portion of the redemption price in excess of the original purchase price of $12.975 per paired share of Series A Preferred Stock. Such notes will bear interest at a variable rate equal to 2% per annum in excess of the prime commercial lending rate published from time to time in The Wall Street Journal. Realty and Operating may require the exchange of the Series A Preferred Stock at any time for an equal number of shares of common stock, provided that the requisite shareholder approvals have been obtained. After September 4, 1999, paired shares of Series A Preferred Stock will be redeemable at the option of the Companies for cash at a redemption price per paired share equal to the Redemption Price as of the date the Companies call such shares for redemption, plus an amount equal to any unpaid dividends.

  Realty and Operating Company have excluded the Series A Preferred Stock from shareholders' equity and have reflected the carrying value at December 31, 1996 at a redemption value based on the market value of the Companies paired common shares. The excess of the redemption value over issue price of the Series A Preferred Stock has been treated as a preferred stock dividend and as a charge to retained earnings. The closing price on the New York Stock Exchange of the Companies priced common share was $26.25 on December 31, 1996.

NOTE 17--STOCK OPTION PROGRAM, RESTRICTED STOCK AWARDS AND EMPLOYEE DEFINED BENEFIT PLANS

STOCK OPTION PROGRAM

  During 1995, the shareholders approved the Realty 1995 Share Award Plan and the Operating Company 1995 Share Award Plan. These plans replaced the Realty and Operating Company 1984 stock option plans which expired on May 3, 1995. A maximum of 230,000 shares of common stock may be issued under the Realty 1995 Share Award Plan and a maximum of 780,000 shares of common stock may be issued under the Operating Company 1995 Share Award Plan. For both Realty and Operating Company, the maximum number of options and stock appreciation rights that may be granted to an eligible person during any one-year period shall not exceed 150,000. Under the 1995 Share Award Plans, shares are to be issued either as options, dividend equivalents, stock appreciation rights, restricted stock awards, performance share awards or stock bonuses. At December 31, 1996, under the Realty and Operating Company 1995 Share Award Plans, 191,500 shares and 430,753 shares were available for future grant.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 17--STOCK OPTION PROGRAM, RESTRICTED STOCK AWARDS AND EMPLOYEE DEFINED BENEFIT PLANS (CONTINUED)

STOCK OPTION PROGRAM (CONTINUED)

  Except as may be provided in the award agreement, no award made under the 1995 Share Award Plans shall be exercisable or shall vest for a period of six months after the award date. Each award shall expire on such date as determined by the Compensation Committee of the respective Board of Directors ("Committee"), but in the case of options or other rights to acquire shares of paired common stock, not later than ten years after the award date. The Committee may authorize the deferral of any payment of cash or issuance of shares of paired common stock under the 1995 Share Award Plans at the election and request of a participant.

  Options granted under the 1995 Share Award Plans and the 1984 stock option plans are contingent upon continuous employment and are exercisable at any time once vested, for up to three years after the date of retirement or death and for up to 90 days after resignation. During 1996, all options granted were under the 1995 Share Award Plans, except as described below. Options outstanding at December 31, 1996 expire in 1997 through 2006. In the event of a "change in control," all Realty and Operating Company options outstanding at December 31, 1996 will become fully vested, except for 200,000 Realty options whose vesting, as described below, is dependent on common stock performance.

  Effective April 1, 1996, Realty granted 335,756 stock options, at $15.25 per share, under two option award agreements to the new Chief Executive Officer of Realty. One option award agreement granted 200,000 stock options which will become exercisable only in the following circumstances: (i) if the price of a share of paired common stock reaches or exceeds $27.50 for a period of sixty consecutive business days before April 1, 2001; (ii) immediately prior to a reorganization that is consummated before April 1, 2001 in which Realty is not the surviving entity and the shareholders of Realty receive consideration worth at least $27.50 per share of paired common stock; or (iii) immediately prior to a sale by the shareholders that occurs before April 1, 2001 of substantially all of the shares of paired common stock at a price of $27.50 or more per paired common share. These options expire April 1, 2001. The other option award agreement granted 135,756 stock options, of which 50% would have vested on April 1, 1997 and 50% would have vested on April 1, 1998 and were scheduled to expire March 31, 2006. In addition, Realty granted 14,244 stock options, at $15.25 per share, under the 1995 Share Award Plan. Effective August 16, 1996, optionee resigned as Chief Executive Officer of Realty and became Chief Executive Officer of Operating Company. The option award agreement granting 135,756 shares and the 14,244 stock options granted under the 1995 Share Award Plan were surrendered by optionee and were replaced by stock options granted by Operating Company under similar terms and conditions.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 17--STOCK OPTION PROGRAM, RESTRICTED STOCK AWARDS AND EMPLOYEE DEFINED BENEFIT PLANS (CONTINUED)

STOCK OPTION PROGRAM (CONTINUED)

  Information with respect to shares under option as of December 1996, 1995 and 1994 is as follows:

                                             REALTY         OPERATING COMPANY
                                       ------------------- -------------------
                                         SHARES   WEIGHTED   SHARES   WEIGHTED
                                       SUBJECT TO AVERAGE  SUBJECT TO AVERAGE
                                         OPTION    PRICE     OPTION    PRICE
                                       ---------- -------- ---------- --------
     Balance, December 31, 1994.......   162,006   $21.06   408,500    $19.68
       Granted........................    43,500   $13.57    78,200    $12.63
       Exercised                             --       --        --        --
       Forfeited......................   (21,230)  $27.32    (1,500)   $17.13
       Expired........................       --       --    (13,500)   $24.75
                                        --------            -------
     Balance, December 31, 1995.......   184,276   $18.57   471,700    $18.38
       Granted........................   360,000   $15.18   150,000    $15.25
       Exercised......................    (2,000)  $17.13   (89,400)   $21.17
       Forfeited......................  (194,500)  $15.63   (15,500)   $15.58
       Expired........................   (21,276)  $29.00   (18,000)   $29.00
                                        --------            -------
     Balance, December 31, 1996.......   326,500   $15.91   498,800    $16.64
                                        ========            =======

  Information regarding stock options outstanding as of December 31, 1996 is as follows:

                                   REALTY PRICE RANGE     OPERATING COMPANY PRICE RANGE
                               -------------------------- ---------------------------------
                                       $15.25    $17.13     $12.63      $17.13
                               $12.63 TO $16.75 TO $20.25 TO $15.25   TO $17.63   $29.00
                               ------ --------- --------- ----------  ----------  ---------
     Options Outstanding
       Number................  33,500  205,000   88,000       221,600     250,700    26,500
       Weighted average
        exercise price.......  $12.63   $15.29   $18.62        $14.40      $17.31 $   29.00
       Weighted average
        remaining contractual
        life (years).........     9.1      9.3      7.4           9.4         7.0       2.9
     Options Exercisable
       Number................   4,700    1,000   35,200        31,280     192,360    26,500
       Weighted average
        exercise price.......  $12.63   $16.75   $18.62        $12.63      $17.34 $   29.00

  At the time of exercise of Realty options, Realty employees also have to buy directly from Operating Company a like number of shares of Operating Company stock at the fair market value per share to pair with Realty shares.

  In addition, at the time of exercise of Operating Company stock options, Operating Company is required to purchase Realty shares to pair with Operating Company shares being exercised by its employees. Operating Company held 111,500 shares of Realty stock for this purpose at December 31, 1996 and 112,500 shares at December 31, 1995.

  Pro forma information regarding net income and earnings per share is required by Financial Accounting Standard No. 123 "Accounting and Disclosure of Stock-Based Compensation" ("FAS No. 123") and has been determined as if the Companies' had accounted for their stock options under the fair value method under FAS No. 123. The average fair values of the 1996 and 1995 stock option grants for Realty were $1.88 and $1.93 and

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 17--STOCK OPTION PROGRAM, RESTRICTED STOCK AWARDS AND EMPLOYEE DEFINED BENEFIT PLANS (CONTINUED)

STOCK OPTION PROGRAM (CONTINUED)

for Operating Company were $1.34 and $1.61. The fair value of stock option grants were estimated at the date of grant using the following assumptions:

                                                                   OPERATING
                                                        REALTY      COMPANY
                                                       ----------  ----------
                                                       1996  1995  1996  1995
                                                       ----  ----  ----  ----
     Risk Fee interest rates.......................... 6.44% 5.54% 5.68% 5.38%
     Dividend yields.................................. 5.29% 5.89% 5.25% 6.34%
     Volatility factors of expected market price of
      common stock.................................... .235  .231  .272  .229
     Weighted average expected life (years)...........    5     5     2     5

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that require the input of highly subjective assumptions including the expected stock price volatility. Because the Companies' stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in managements' option, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

  The Realty and Operating Company FAS No. 123 pro forma net income (loss) and related per share amounts for 1996 are as follows:

                                                                    OPERATING
                                                         REALTY      COMPANY
                                                      ------------  ---------
   Net income (loss) applicable to common shares, as
    reported .......................................  $(11,036,000) $(814,000)
   Pro forma stock compensation expense.............        67,000     60,000
                                                      ------------  ---------
   Pro forma net loss applicable to common shares...  $(11,103,000) $(874,000)
                                                      ============  =========
   Pro forma net loss per share.....................  $       (.97) $    (.08)
                                                      ============  =========

  The effects of applying FAS No. 123 to the Companies stock-based awards for 1995 results in net income and earnings per share that are not materially different from amounts reported. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effect on net income for 1995 and 1996 will not be representative of the effect on the net income for future years since, in accordance with FAS No. 123, options granted prior to 1995 are excluded from the pro forma calculations. Options are generally granted by the companies each year and the pro forma effect on expense in future years is expected to increase as layers of amortization are added for future grants. By 1998 the pro forma calculations will include a full four years of options grants.

RESTRICTED STOCK AWARDS

  Under the 1995 Share Award Plans, Realty and Operating Company granted no shares of common stock as Restricted Stock awards in 1996. During 1995, Realty granted none and Operating Company granted 126,647 shares of common stock as Restricted Stock Awards at a value of $15.50 per paired share. Of the shares issued in 1995, 59,291 shares vested in 1996 and 8,065 shares vested in 1995. Pursuant to a resignation agreement with an Operating Company executive, 43,161 shares will vest if one of the following occurs on or prior to May 17, 1997: (a) death or total disability of the executive or (b) a change in control event as defined in the Restricted

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

NOTE 17--STOCK OPTION PROGRAM, RESTRICTED STOCK AWARDS AND EMPLOYEE DEFINED BENEFIT PLANS (CONTINUED)

RESTRICTED STOCK AWARDS (CONTINUED)

Stock Agreement. If one of the above does not occur, Operating Company has the right to reacquire the shares for no consideration. If such election is not made by Operating Company, the shares will vest in 1997 through 2001. The remaining 16,130 shares vest in 1997 through 2000 or immediately on a "change in control."

RETIREMENT INCOME PLAN

  Realty and Operating Company have a joint non-contributory defined benefit retirement plan for year-round employees who are at least 21 years of age, have one or more years of service, and are not covered by collective bargaining agreements. Plan assets consist of a group annuity contract with a life insurance company. Plan benefits are based primarily on years of service and qualifying compensation during the final years of employment. Funding requirements comply with federal requirements that are imposed by law. In the event of a "change in control," participants in the defined benefit retirement plan will become fully vested in plan benefits.

  The net periodic pension cost for Realty and Operating Company for 1996 was $102,000 and $431,000; for 1995 was $59,000 and $325,000; and for 1994 was
$85,000 and $390,000. The provisions include amortization of past service cost over 30 years. The present value of accumulated plan benefits (calculated using a rate of return of 7.5%) at December 31, 1996 was $6,620,000 and the plan's net assets available for benefits were $6,176,000.

  Combined net periodic pension cost for the years ended December 31, 1996, 1995 and 1994 for the retirement income plan included the following components:

                                                 1996       1995       1994
                                               ---------  ---------  ---------
     Service cost............................  $ 342,000  $ 228,000  $ 278,000
     Interest cost on projected benefit obli-
      gation.................................    545,000    573,000    569,000
     Actual return on plan assets............   (479,000)  (342,000)  (378,000)
     Net amortization and deferral...........    125,000    (75,000)     6,000
                                               ---------  ---------  ---------
     Net periodic pension cost...............  $ 533,000  $ 384,000  $ 475,000
                                               =========  =========  =========

  The following table sets forth the funded status of Realty's and Operating Company's retirement income plan and amounts recognized in the balance sheets at December 31, 1996 and 1995.

                                                         1996         1995
                                                      -----------  -----------
     Actuarial present value of accumulated benefit
      obligations at December 31:
       Vested.......................................  $ 6,451,000  $ 6,818,000
       Nonvested....................................      169,000      412,000
                                                      -----------  -----------
                                                        6,620,000    7,230,000
     Additional amounts related to projected compen-
      sation levels.................................      802,000      824,000
                                                      -----------  -----------
     Total actuarial projected benefit obligations
      for service rendered..........................    7,422,000    8,054,000
     Plan assets at fair value at December 31.......    6,176,000    5,929,000
                                                      -----------  -----------
     Projected benefit obligations in excess of plan
      assets........................................   (1,246,000)  (2,125,000)
     Unrecognized net actuarial loss from difference
      in actuarial experience from that assumed.....      328,000    1,237,000
     Unrecognized prior service cost................      179,000      197,000
     Initial unrecognized transition obligation
      being recognized over 15 years................      303,000      363,000
                                                      -----------  -----------
     Accrued pension cost...........................  $  (436,000) $  (328,000)
                                                      ===========  ===========

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

NOTE 17--STOCK OPTION PROGRAM, RESTRICTED STOCK AWARDS AND EMPLOYEE DEFINED BENEFIT PLANS (CONTINUED)

RETIREMENT INCOME PLAN (CONTINUED)

  Assumptions used in determining the funded status of the retirement income plan are as follows:

                                                              1996  1995  1994
                                                              ----  ----  ----
      Weighted average discount rate......................... 7.5%  7.0%  8.5%
      Weighted average rate of increase in compensation
       levels................................................ 3.5%  3.5%  5.0%
      Expected long-term rate of return...................... 8.0%  8.5%  8.5%

  The measurement date and related assumptions for the funded status of Realty's and Operating Company's retirement income plan were as of the end of the year.

DEFERRED COMPENSATION PLAN

  Realty and Operating Company have defined benefit deferred compensation agreements which provide selected prior management employees with a fixed benefit at retirement age. During 1995, the outstanding agreements for active employees were curtailed and replaced by awards of restricted stock under the 1995 Share Award Plan. Plan benefits are based primarily on years of service and qualifying compensation.

  The net periodic pension cost for Realty and Operating Company for 1996 was $78,000 and $231,000; for 1995 was $91,000 and $300,000, and for 1994 was
$121,000 and $594,000. It is the policy of Realty and Operating Company to fund only amounts sufficient to cover current deferred compensation benefits payable to covered retirees. The present value of accumulated plan benefits (calculated using a rate of 7.5%) at December 31, 1996, was $4,797,000 and Realty's and Operating Company's combined accrued liability was $3,971,000. At December 31, 1996, there were no plan net assets available for benefits.

  Net periodic pension cost for the years ended December 31, 1996, 1995, and 1994 for the deferred compensation plan included the following components:

                                                      1996     1995     1994
                                                    -------- -------- --------
      Service costs................................ $    --  $ 24,000 $146,000
      Interest cost on projected benefit
       obligation..................................  309,000  365,000  436,000
      Amortization of unrecognized net obligation
       and experience losses.......................      --     2,000  133,000
                                                    -------- -------- --------
      Net periodic pension cost.................... $309,000 $391,000 $715,000
                                                    ======== ======== ========

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 17--STOCK OPTION PROGRAM, RESTRICTED STOCK AWARDS AND EMPLOYEE DEFINED BENEFIT PLANS (CONTINUED)

DEFERRED COMPENSATION PLAN (CONTINUED)

  The following table sets forth the funded status of Realty's and Operating Company's deferred compensation plan and amounts recognized in the balance sheets at December 31, 1996 and 1995:

                                                        1996         1995
                                                     -----------  -----------
     Actuarial present value of accumulated benefit
      obligations at December 31:
       Vested......................................  $ 4,797,000  $ 4,817,000
       Nonvested...................................          --           --
                                                     -----------  -----------
                                                       4,797,000    4,817,000
     Additional amounts related to projected
      compensation levels..........................          --           --
                                                     -----------  -----------
     Total actuarial projected benefit obligations
      for service rendered.........................    4,797,000    4,817,000
     Plan assets at fair value at December 31......          --           --
                                                     -----------  -----------
     Projected benefit obligations in excess of
      plan assets..................................   (4,797,000)  (4,817,000)
     Unrecognized net obligation and experience
      losses.......................................      826,000      426,000
     Unrecognized prior service cost...............          --           --
                                                     -----------  -----------
     Accrued pension cost..........................  $(3,971,000) $(4,391,000)
                                                     ===========  ===========

  Assumptions used in determining the funded status of the deferred compensation plan are as follows:

                                                              1996  1995  1994
                                                              ----  ----  ----
     Weighted average discount rate.......................... 7.5%  7.0%  8.5%
     Weighted average rate of increase in compensation
      levels................................................. --    3.5%  5.0%

  The measurement date and related assumptions for the funded status of Realty's and Operating Company's deferred compensation plan were as of the end of the year.

NOTE 18--SHAREHOLDER RIGHTS PLAN

  Under a shareholder rights plan, one right was distributed to shareholders in August 1989 per outstanding share of common stock. Each right entitles the holder to purchase from Realty, initially, one one-hundredth of a share of junior participating preferred stock at a price of $100 per share, subject to adjustment. The rights are attached to all outstanding common shares, and no separate rights certificates have been or will be distributed. The rights are not exercisable or transferable apart from the common stock until the earlier of ten business days following a public announcement that a person or group has acquired beneficial ownership of 10% or more of Realty's general voting power or ten business days following the commencement of, or announcement of the intention to commence, a tender or exchange offer that would result in a person or group beneficially owning 10% or more of Realty's general voting power.

  Upon the occurrence of certain other events related to changes in the ownership of Realty's outstanding common stock or business combinations involving a holder of more than 10% of Realty's general voting power, each holder of a right would be entitled to purchase shares of Realty's common stock, or an acquiring corporation's common stock, having a market value of two times the exercise price of the right.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 18--SHAREHOLDER RIGHTS PLAN (CONTINUED)

  During such time as the stock-pairing arrangement between Realty and Operating Company shall remain in effect, Operating Company will issue, on a share-for-share basis, Operating Company common shares, or, as the case may be, Operating Company junior participating preferred shares to each person receiving Realty common shares or preferred shares upon exercise or in exchange for one or more rights.

  Realty is entitled to redeem the rights in whole, but not in part, at a price of $.001 per right prior to the earlier of the expiration of the rights in August 1999 or the close of business ten days after the announcement that a 10% position has been acquired.

NOTE 19--RELATED PARTY TRANSACTIONS

  LATC leases the racetrack from Realty for the full year for a fee of 1.5% of the on-track wagering on live races at Santa Anita Racetrack, which includes the Oak Tree meet. In addition, LATC pays to Realty 26.5% of its wagering commissions from satellite wagering (not to exceed 1.5% of such wagering). When LATC operates as a satellite for Hollywood Park Racetrack, Del Mar Racetrack and Pomona Fairplex, LATC pays 26.5% of its wagering commissions as additional rent to Realty. LATC has sublet the racetrack to Oak Tree to conduct Oak Tree's annual thoroughbred horse racing meet (27 days in 1996), which commences in late September or early October. Oak Tree normally races five weeks in even-numbered years and six weeks in odd-numbered years. For the years ended December 31, 1996, 1995 and 1994, LATC paid Realty (including charity days) $10,861,000, $11,342,000, and $13,070,000 in rent. The lease arrangement between LATC and Realty requires LATC to assume costs attributable to taxes, maintenance and insurance.

  The lease between LATC and Realty which was scheduled to expire December 31, 1994, was amended and extended through December 31, 1999. The previous lease terms required LATC to pay rent based upon 1.5% of the aggregate live on-track wagering and 40% of LATC's revenues received from simulcast and satellite wagering on races originating at Santa Anita Racetrack. If the amended lease terms had been in effect for the year ended December 31, 1994, LATC would have paid Realty (including charity days) $11,123,000 in rent.

  At times Realty and Operating Company have notes receivable outstanding from certain officers and/or directors resulting from their exercise of stock options. Such notes receivable as of December 31, 1996 and 1995, for Realty were none and for Operating Company were none and $61,000.

  On August 19, 1996, the Companies announced a major transaction with Colony which, pursuant to the terms of an agreement, would have invested in the Companies, over time, a total of $138 million. Thomas J. Barrack, Jr., then a director of the Companies, is the Chief Executive Officer of Colony Capital. Mr. Barrack resigned as a director of the Companies in January 1997. See Item
1. "Business--Recent Developments."

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 20--SUPPLEMENTAL CASH FLOW INFORMATION

  The components of the changes in certain other assets and certain other liabilities included in the operating activities section of the statements of cash flows for each of the three years ended December 31, 1996 are as follows:

                                              YEAR ENDED DECEMBER 31, 1996
                                             ---------------------------------
                                                                       THE
                                                        OPERATING  SANTA ANITA
                                              REALTY     COMPANY    COMPANIES
                                             ---------  ---------  -----------
     (Increase) decrease in certain other
      assets:
     Accounts receivable.................... $ 568,000  $ 761,000  $1,329,000
     Prepaid expenses.......................   134,000   (695,000)   (561,000)
     Other..................................  (656,000)       --     (656,000)
                                             ---------  ---------  ----------
                                             $  46,000  $  66,000  $  112,000
                                             =========  =========  ==========
     Increase (decrease) in certain other
      liabilities:
     Accounts payable....................... $(215,000) $ 547,000  $  332,000
     Other liabilities......................  (227,000)  (409,000)   (636,000)
     Other..................................       --    (576,000)   (576,000)
                                             ---------  ---------  ----------
                                             $(442,000) $(438,000) $ (880,000)
                                             =========  =========  ==========

                                            YEAR ENDED DECEMBER 31, 1995
                                         ------------------------------------
                                                                      THE
                                                      OPERATING   SANTA ANITA
                                           REALTY      COMPANY     COMPANIES
                                         -----------  ----------  -----------
     (Increase) decrease in certain
      other assets:
     Accounts receivable................ $(1,227,000) $ (731,000) $(1,958,000)
     Prepaid expenses...................   1,140,000     266,000    1,406,000
     Other..............................         --      369,000      369,000
                                         -----------  ----------  -----------
                                         $   (87,000) $  (96,000) $  (183,000)
                                         ===========  ==========  ===========
     Increase (decrease) in certain
      other liabilities:
     Accounts payable................... $  (169,000) $  (12,000) $  (181,000)
     Other liabilities..................     124,000   1,102,000    1,226,000
     Other..............................       5,000     (48,000)     (43,000)
                                         -----------  ----------  -----------
                                         $   (40,000) $1,042,000  $ 1,002,000
                                         ===========  ==========  ===========

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 20--SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED)

                                             YEAR ENDED DECEMBER 31, 1994
                                           -----------------------------------
                                                                       THE
                                                        OPERATING  SANTA ANITA
                                             REALTY      COMPANY    COMPANIES
                                           -----------  ---------  -----------
     (Increase) decrease in certain other
      assets:
     Accounts receivable.................  $ 1,706,000  $800,000   $ 2,506,000
     Prepaid expenses....................   (1,678,000)   (2,000)   (1,680,000)
     Other...............................      132,000       --        132,000
                                           -----------  --------   -----------
                                           $   160,000  $798,000   $   958,000
                                           ===========  ========   ===========
     Increase (decrease) in certain other
      liabilities:
     Accounts payable....................  $  (146,000) $730,000   $   584,000
     Other liabilities...................   (1,574,000)  474,000    (1,100,000)
     Other...............................          --   (778,000)     (778,000)
                                           -----------  --------   -----------
                                           $(1,720,000) $426,000   $(1,294,000)
                                           ===========  ========   ===========

  During 1996, accretion of the redemption value of the redeemable preferred stock resulted in the following non-cash activity.

                                                                    THE
                                                     OPERATING  SANTA ANITA
                                          REALTY      COMPANY    COMPANIES
                                       ------------  ---------  ------------
     Series A Redeemable Preferred
      Stock........................... $ 12,021,000  $ 52,000   $ 12,073,000
     Retained earnings (deficit)......  (12,021,000)  (52,000)   (12,073,000)

  During 1995, accrual of amounts relating to unconsolidated joint ventures resulted in the following non-cash activity for Realty.

       Investment in unconsolidated joint ventures.................... $852,000
       Other liabilities..............................................  852,000

  During 1994, the disposition by Realty of the multifamily and industrial operations involved the transfer of the following noncash items:

       Real estate assets.......................................... $98,305,000
       Other assets................................................     475,000
       Real estate loans payable...................................  44,290,000
       Other liabilities...........................................     302,000

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 21--COMBINED QUARTERLY FINANCIAL INFORMATION--UNAUDITED

  Condensed unaudited combined quarterly results of operations for The Santa Anita Companies are as follows:

                                                                      NET INCOME
                                                                      (LOSS) PER
                                                                        COMMON
                QUARTER ENDED             REVENUES   NET INCOME(LOSS)   SHARE
                -------------            ----------- ---------------- ----------
     1996
       December 31...................... $11,753,000   $(18,322,000)    $(1.60)
       September 30.....................   8,440,000     (2,044,000)      (.18)
       June 30..........................  16,246,000        479,000        .04
       March 31.........................  40,786,000      8,007,000        .71
     1995 (restated)
       December 31...................... $14,834,000   $  2,696,000     $  .24
       September 30.....................   8,832,000    (29,620,000)     (2.63)
       June 30..........................  17,971,000        634,000        .06
       March 31.........................  39,569,000      6,708,000        .60
     1994 (restated)
       December 31...................... $14,141,000   $ (4,254,000)    $ (.38)
       September 30.....................   8,289,000     (1,015,000)      (.09)
       June 30..........................  17,926,000      1,326,000        .12
       March 31.........................  41,093,000      5,968,000        .54

  See Note 3--Disposition of Non-Core Real Estate Assets.

  The quarter ended December 31, 1995 includes an extraordinary gain on early retirement of debt of $4,050,000 or $.36 per share.

  Operating Company records operating revenues associated with thoroughbred horse racing at Santa Anita Racetrack on a daily basis, except season admissions which are recorded ratably over the racing season. Costs and expenses associated with thoroughbred horse racing revenues are charged against income in those interim periods in which the thoroughbred horse racing revenues are recognized. Other costs and expenses are recognized as they actually occur throughout the year. The rental fee paid by Operating Company to Realty is recognized by both Realty and Operating Company as it is earned.

  The total of the amounts shown as quarterly net income per common share may differ from the amount shown on The Santa Anita Companies statement of operations because the annual computation is made separately and is based upon the average number of shares outstanding for the year.

  The Santa Anita Companies are subject to significant seasonal variations in revenues and net income (loss) due primarily to the seasonality of thoroughbred horse racing.

                    SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


                      SANTA ANITA REALTY ENTERPRISES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                           DECEMBER 31, 1996 AND 1995

                                          ADDITIONS
                                    ----------------------
                        BALANCE AT  CHARGED TO  CHARGED TO             BALANCE AT
                         BEGINNING   COSTS AND    OTHER                  END OF
      DESCRIPTION        OF PERIOD   EXPENSES    ACCOUNTS  DEDUCTIONS    PERIOD
      -----------       ----------- ----------- ---------- ----------- -----------
1996:
 Allowance for loss on
  disposition of non-
  core real estate
  assets:
  Deducted from
   commercial
   properties.......... $27,800,000 $ 2,000,000    $--     $19,009,000 $10,791,000
  Deducted from
   investment in
   unconsolidated joint
   ventures............   5,762,000         --      --             --    5,762,000
  Deducted from real
   estate loans
   receivable..........   2,500,000         --      --          27,000   2,473,000
                        ----------- -----------    ----    ----------- -----------
                        $36,062,000 $ 2,000,000    $--     $19,036,000 $19,026,000
                        =========== ===========    ====    =========== ===========
1995 (restated):
 Allowance for loss on
  disposition of non-
  core real estate
  assets:
  Deducted from
   commercial
   properties.......... $       --   27,800,000     --             --   27,800,000
  Deducted from
   investment in
   unconsolidated joint
   ventures............   5,762,000         --      --             --    5,762,000
  Deducted from real
   estate loans
   receivable..........         --    2,500,000     --             --    2,500,000
                        ----------- -----------    ----    ----------- -----------
                        $ 5,762,000 $30,300,000    $--     $       --  $36,062,000
                        =========== ===========    ====    =========== ===========

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                      SANTA ANITA REALTY ENTERPRISES, INC.

             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996

                                                                  COSTS CAPITALIZED
                                     INITIAL COSTS TO COMPANY SUBSEQUENT TO ACQUISITION
                                     ------------------------ ------------------------------
                                                BUILDINGS AND
      DESCRIPTION        ENCUMBRANCE    LAND    IMPROVEMENTS     LAND       IMPROVEMENTS
      -----------        ----------- ---------- ------------- ------------  ----------------
INVESTMENTS TO BE HELD
Racing Facility:
  Santa Anita
   Racetrack(a)......... $       --  $  549,000  $15,150,000  $  3,545,000  $  11,005,000
Office Building:
  Arcadia, California...   8,691,000        --     9,122,000           --       7,604,000
Land:
  Land underlying
   Fashion Park Mall,
   Arcadia, California..   3,678,000    102,000          --        244,000            --
                         ----------- ----------  -----------  ------------  -------------
                          12,369,000    651,000   24,272,000     3,789,000     18,609,000
                         ----------- ----------  -----------  ------------  -------------
INVESTMENTS TO BE SOLD
Shopping Centers:
  Yorba Linda, Califor-
   nia..................   3,398,000  2,038,000    6,162,000           --      (1,741,000)
  Encinitas, Califor-
   nia..................   4,160,000  2,842,000    8,954,000           --      (5,154,000)
Land:
  Temecula, California..     480,000  1,208,000          --       (928,000)           --
                         ----------- ----------  -----------  ------------  -------------
                           8,038,000  6,088,000   15,116,000      (928,000)    (6,895,000)
                         ----------- ----------  -----------  ------------  -------------
                         $20,407,000 $6,739,000  $39,388,000  $  2,861,000  $  11,714,000
                         =========== ==========  ===========  ============  =============

--------
(a) Initial costs December 31, 1979 book value
(b) Component depreciation used

                                         1996          1995          1994
                                     ------------  ------------  -------------
(c)Balance at beginning of period... $ 92,098,000  $117,692,000  $ 223,483,000
  Additions--capital expenditures...    2,044,000     3,432,000      2,911,000
  Disposals.........................     (140,000)   (1,226,000)    (1,409,000)
  Allowance for loss on disposition
   of non-core real estate assets...   (2,000,000)  (27,800,000)           --
  Disposition of non-core real es-
   tate assets......................  (31,300,000)          --             --
  Disposition of multifamily and in-
   dustrial operations..............          --            --    (107,293,000)
                                     ------------  ------------  -------------
  Balance at end of period.......... $ 60,702,000  $ 92,098,000  $ 117,692,000
                                     ============  ============  =============
(d)Balance at beginning of period... $ 42,369,000  $ 39,798,000  $  45,184,000
  Additions--depreciation expense,
   net of amortization expense......    1,624,000     3,797,000      3,602,000
  Disposals.........................     (140,000)   (1,226,000)           --
  Disposition of non-core real es-
   tate assets......................  (13,689,000)          --             --
  Disposition of multifamily and in-
   dustrial operations..............          --            --      (8,988,000)
                                     ------------  ------------  -------------
  Balance at end of period.......... $ 30,164,000  $ 42,369,000  $  39,798,000
                                     ============  ============  =============

  GROSS AMOUNT AT WHICH CARRIED AT
          CLOSE OF PERIOD
-------------------------------------
                                                                                   LIFE ON
                                                                                    WHICH
                                                                               DEPRECIATION IN
                                                                                   LATEST
                                                                                   INCOME
            BUILDINGS AND                ACCUMULATED       DATE OF      DATE    STATEMENT IS
LAND        IMPROVEMENTS     TOTAL       DEPRECIATION    CONSTRUCTION ACQUIRED    COMPUTED
----        ------------- -----------    ------------    ------------ -------- ---------------
$4,094,000   $26,155,000  $30,249,000    $21,069,000         1934       1934     5-35 Years(b)
       --     16,726,000   16,726,000      4,700,000         1986       1987     5-45 Years
   346,000           --       346,000            --                     1934
----------   -----------  -----------    -----------
 4,440,000    42,881,000   47,321,000     25,769,000
----------   -----------  -----------    -----------
 2,038,000     4,421,000    6,459,000      2,566,000         1985       1985
 2,842,000     3,800,000    6,642,000      1,829,000         1985       1985
   280,000           --       280,000            --                     1989
----------   -----------  -----------    -----------
 5,160,000     8,221,000   13,381,000      4,395,000
----------   -----------  -----------    -----------
$9,600,000   $51,102,000  $60,702,000(c) $30,164,000(d)
==========   ===========  ===========    ===========

[LETTERHEAD OF KPMG Peat Marwick LLP]



                         Independent Auditors' Report
                         ----------------------------



To the General Partner
Anita Associates:

We have audited the accompanying balance sheets of Anita Associates (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of income, partners' deficit and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of Anita Associates' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anita Associates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                     /s/ KPMG Peat Marwick LLP

San Diego, California
February 7, 1997

                               ANITA ASSOCIATES
                               ----------------
                      (a California limited partnership)

                                BALANCE SHEETS
                                --------------

                                                             December 31,
                                                     -----------------------------
                      ASSETS                             1996            1995
                      ------                         -------------   -------------

SHOPPING CENTER PROPERTY (Notes B and D):
 Land                                                $  2,703,982    $  2,703,982
 Buildings and improvements                            61,000,522      60,302,510
 Deferred charges                                       3,919,049       3,678,022
                                                     ------------    ------------

                                                       67,623,553      66,684,514

 Less accumulated depreciation and amortization       (17,987,437)    (15,674,492)
                                                     ------------    ------------

                                                       49,636,116      51,010,022

CASH AND CASH EQUIVALENTS (Note F)                      1,663,372       2,218,502

ACCOUNTS RECEIVABLE
 less allowance for doubtful accounts
    of $344,654 (1996) and $339,719 (1995)                 22,049         166,879

DEFERRED RENT RECEIVABLE                                2,382,383       1,977,913

PREPAID EXPENSES                                          657,460         612,103

OTHER ASSETS (Note B)                                     620,377         654,262
                                                     ------------    ------------

                                                     $ 54,981,757    $ 56,639,681
                                                     ============    ============

     LIABILITIES AND PARTNERS' DEFICIT
     ---------------------------------

NOTES PAYABLE (Note B)                               $ 60,381,040    $ 61,195,750

ACCOUNTS PAYABLE TO:
 TrizecHahn Centers Management Inc.                       168,027          36,760
 Tenants                                                  585,984         326,408
 Others                                                 1,826,001       1,747,081
                                                     ------------    ------------

                                                       62,961,052      63,305,999
COMMITMENTS AND CONTINGENCIES (Notes D and F)

PARTNERS' DEFICIT                                      (7,979,295)     (6,666,318)
                                                     ------------    ------------

                                                     $ 54,981,757    $ 56,639,681
                                                     ============    ============

                See accompanying notes to financial statements.

                               ANITA ASSOCIATES
                               ----------------
                      (a California limited partnership)

                              STATEMENTS OF INCOME
                              --------------------


                                                  Year ended December 31,
                                          ----------------------------------------
                                             1996          1995           1994
                                          -----------   -----------   ------------
REVENUES:
 Minimum rent (Note D)                    $ 8,407,858   $ 7,701,809   $ 6,592,561
 Overage rent (Note D)                        221,828       149,783       192,454
 Recoveries from tenants (Note D)           5,408,794     5,113,622     4,654,608
 Other income                               1,268,570       524,204       482,452
                                          -----------   -----------   -----------

                                           15,307,050    13,489,418    11,922,075
                                          -----------   -----------   -----------

EXPENSES (Note F):
 Operating expenses (Note D)                3,054,784     2,652,904     2,465,047
 Payroll and related benefits paid
  to an affiliate                           1,591,969     1,444,816     1,427,973
 Office expense                                   635        27,728       140,591
 Management fee paid to an affiliate          356,703       329,474       259,957
 Promotion                                     27,193        67,575       117,310
 Professional services                         25,383        27,334        53,841
 Professional services paid to an
  affiliate                                    12,992        15,078         5,941
 Ground rent                                  507,714       505,465       505,465
 Bad debt expense                               9,983       161,216       139,819
 Other expenses                               134,525       155,943       114,615
 Property taxes                               146,088       786,404       414,612
                                          -----------   -----------   -----------

                                            5,867,969     6,173,937     5,645,171
                                          -----------   -----------   -----------

INCOME FROM OPERATIONS                      9,439,081     7,315,481     6,276,904
                                          -----------   -----------   -----------

NON-OPERATING REVENUE:
 Interest income                              245,694       258,980       359,370
                                          -----------   -----------   -----------

NON-OPERATING EXPENSES:
 Interest expense (Notes B and E)           5,507,198     5,341,999     3,498,533
 Depreciation and amortization              2,317,244     2,205,710     1,457,869
 Write-off of deferred charges                 23,310           710        10,747
                                          -----------   -----------   -----------

                                            7,847,752     7,548,419     4,967,149
                                          -----------   -----------   -----------

INCOME BEFORE EXTRAORDINARY ITEM            1,837,023        26,042     1,669,125

Extraordinary loss from early
 extinguishment of debt (Note B)                    -             -    (1,477,754)
                                          -----------   -----------   -----------

NET INCOME                                $ 1,837,023   $    26,042   $   191,371
                                          ===========   ===========   ===========


                See accompanying notes to financial statements.

                               ANITA ASSOCIATES
                               ----------------
                      (a California limited partnership)

                        STATEMENTS OF PARTNERS' DEFICIT
                        -------------------------------

                                                                            Limited
                                        General Partner                     Partner
                          --------------------------------------------   -------------
                                          Hahn - UPI
                                    (a limited partnership)              Santa Anita
                          -------------------------------------------      Realty
                           TrizecHahn        UPI        Total General    Enterprises,
                          Centers Inc.    Associates       Partner          Inc.            Total
                          ------------    ----------    -------------    ------------    -----------
DEFICIT,
  January 1, 1994          $(1,186,206)    $(397,324)     $(1,583,530)    $(1,579,443)   $(3,162,973)

  Net income                    75,936        19,749           95,685          95,686        191,371

  Cash contributions           171,926        44,715          216,641         216,641        433,282

  Cash distributions        (1,567,360)     (407,640)      (1,975,000)     (1,975,000)    (3,950,000)
                           -----------     ---------      -----------     -----------    -----------

DEFICIT,
  December 31, 1994         (2,505,704)     (740,500)      (3,246,204)     (3,242,116)    (6,488,320)

  Net income                    10,333         2,688           13,021          13,021         26,042

  Cash contributions           253,770        66,001          319,771         319,771        639,542

  Cash distributions          (334,733)      (87,058)        (421,791)       (421,791)      (843,582)
                           -----------     ---------      -----------     -----------    -----------

DEFICIT,
  December 31, 1995         (2,576,334)     (758,869)      (3,335,203)     (3,331,115)    (6,666,318)

  Net income                   728,922       189,590          918,512         918,511      1,837,023

  Cash distributions        (1,249,904)     (325,096)      (1,575,000)     (1,575,000)    (3,150,000)
                           -----------     ---------      -----------     -----------    -----------

DEFICIT,
  December 31, 1996        $(3,097,316)    $(894,375)     $(3,991,691)    $(3,987,604)   $(7,979,295)
                           ===========     =========      ===========     ===========    ===========

                See accompanying notes to financial statements.

                               ANITA ASSOCIATES
                               ----------------
                      (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                               Year ended December 31,
                                                     -------------------------------------------
                                                         1996           1995           1994
                                                     ------------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $ 1,837,023    $    26,042    $    191,371
 Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                     2,317,244      2,205,710       1,457,869
     Write-off of deferred charges                        23,310            710          10,747
     Write-off of deferred charges included
      in extraordinary item                                    -              -         113,700
     Provision for doubtful accounts receivable            9,983        161,216         139,819
     Changes in assets and liabilities:
       Accounts receivable from:
        Tenants                                          134,847          2,783        (224,467)
        Partners                                               -              -          22,356
       Deferred rent receivable                         (404,470)      (689,851)       (441,197)
       Prepaid expenses                                  (45,357)       (44,798)        308,328
       Other assets                                       33,885         11,042        (639,287)
       Accounts payable to:
        TrizecHahn Centers Management Inc.               131,267        (43,373)         20,979
        Tenants                                          259,576        122,974          94,642
        Others                                            78,920        (74,709)        419,972
                                                     -----------    -----------    ------------

    Net cash provided by operating activities          4,376,228      1,677,746       1,474,832
                                                     -----------    -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to shopping center property                  (966,648)    (1,153,212)     (3,480,713)
 Additions to property under development                       -              -      (7,581,179)
 Accrued construction cost                                     -              -        (528,207)
                                                     -----------    -----------    ------------
    Net cash used in investing activities               (966,648)    (1,153,212)    (11,590,099)
                                                     -----------    -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from new debt                                        -              -      62,355,000
 Payments of notes payable                              (814,710)      (729,636)    (25,743,163)
 Good faith deposit                                            -              -       1,247,100
 Repayments to partners                                        -       (551,787)    (21,687,479)
 Contributions from partners                                   -        639,542         433,282
 Distributions to partners                            (3,150,000)      (843,582)     (3,950,000)
                                                     -----------    -----------    ------------
    Net cash (used in) provided by
     financing activities                             (3,964,710)    (1,485,463)     12,654,740
                                                     -----------    -----------    ------------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                             (555,130)      (960,929)      2,539,473

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR           2,218,502      3,179,431         639,958
                                                     -----------    -----------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR               $ 1,663,372    $ 2,218,502    $  3,179,431
                                                     ===========    ===========    ============

                                                                     (Continued)

                See accompanying notes to financial statements.

                               ANITA ASSOCIATES
                               ----------------
                      (a California limited partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (Continued)

               SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
               ------------------------------------------------

                                                    Year ended December 31,
                                              --------------------------------
                                                1996      1995        1994
                                              -------- ----------  -----------
Interest paid on notes payable
 (net of amounts capitalized)              $5,513,350  $5,225,886   $5,112,657
                                           ==========  ==========   ==========

       SUPPLEMENTAL DISCLOSURE RELATED TO NON-CASH INVESTING ACTIVITIES
       ----------------------------------------------------------------

Upon completion of the development project in 1994, the Partnership transferred $30,924,057 from Property Under Development to Shopping Center Property.

At December 31, 1994, $997,233 of tenant improvements were completed but unpaid and are included in Shopping Center Property and Accounts Payable - Others.

In addition to the above, the following non-cash activities occurred:

                                                                  Reduction in
                                    Reduction                     Accumulated
Write-off of assets:               in Property                    Amortization
-------------------       ------------------------------   --------------------------
                            1996       1995       1994      1996     1995      1994
                          -------    -------    --------   ------   ------   --------
Deferred charges           $27,609     $7,734   $254,792   $4,299   $7,024   $130,345
                           =======     ======   ========   ======   ======   ========

                See accompanying notes to Financial Statements

                               ANITA ASSOCIATES
                               ----------------
                      (a California limited partnership)


                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years ended December 31, 1996, 1995 and 1994
                 --------------------------------------------


A.   Organization and Accounting Policies:
     ------------------------------------

     Anita Associates (the "Partnership") is a California limited partnership consisting of Hahn-UPI, the general partner, and Santa Anita Realty Enterprises, Inc. (the "Limited Partner"), formed to develop and operate a regional shopping center in Arcadia, California. Hahn-UPI is a limited partnership consisting of TrizecHahn Centers Inc. ("THCI"), the general partner, and UPI Associates ("UPI"), the limited partner. UPI does not have responsibility for, or participation in, any duties, obligations or rights of approval assumed by Hahn-UPI as general partner of Anita Associates. The partnership agreement provides that the Partnership shall continue from year to year until the partners elect to terminate the Partnership. Profits and losses are shared as follows:

        Hahn-UPI:
          TrizecHahn Centers Inc.                          39.68%
          UPI Associates                                   10.32%

        Santa Anita Realty Enterprises, Inc.               50.00%

     On November 21, 1996, Ernest W. Hahn, Inc. changed its name to TrizecHahn Centers Inc.

     Certain reclassifications of prior year amounts have been made in order to conform to the current year presentation.

     The Partnership's accounting policies are as follows:

     1. Shopping center property and property under development are recorded at cost and include direct construction costs, interest, construction loan fees, property taxes and related expenses capitalized during the pre-opening period, as these amounts are expected to be recovered from operations.

     2. The costs of shopping center buildings and improvements, less a 5% salvage value, are depreciated using the straight-line method over the estimated useful life of 40 years.

     3. Direct costs of obtaining leases and permanent financing are deferred and amortized over the lease and loan periods, respectively.

                                                                     (Continued)

                               ANITA ASSOCIATES
                               ----------------

                      (a Califiornia limited partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (Continued)


A.   Organization and Accounting Policies (Continued):
     ------------------------------------------------

     4.   Maintenance and repairs are charged to operations as incurred.

     5. Expenditures for betterments are capitalized and depreciated over the remaining depreciable life of the property.

     6. Lease termination fees received from tenants are recognized as income when received. To the extent payments received from an incoming tenant do not represent future rentals or cost recoveries for tenant improvements, they are recorded as income when received.

     7. Taxable income or loss of the Partnership is reported by, and is the responsibility of, the respective partners. Accordingly, the Partner-ship makes no provision for income taxes.

     8. The Partnership recognizes scheduled rent increases on a straight-line basis. Accordingly, a deferred rent receivable and deferred payable for rents which are to be received or paid in subsequent years, respectively, are reflected in the accompanying balance sheets. The deferred payable is included in accounts payable to others.

     9. The Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     10. The Partnership agreement does not designate investment interests in units. Investment interests are calculated on a percentage basis. Accordingly, earnings or losses per unit is not presented in the accompanying financial statements.

     11. The Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                                                                     (Continued)

                               ANITA ASSOCIATES
                               ----------------
                      (a California limited partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (Continued)


A.   Organization and Accounting Policies (Continued):
     ------------------------------------------------

     12. The Partnership's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and deferred rent receivable. Management routinely assesses the financial strength of its tenants and as a consequence, believes that its accounts receivable and deferred rent receivable credit risk exposure is limited. The Partnership places its temporary cash investments with high credit quality institutions and cash accounts with federally insured institutions. Cash balances with any one institution may be in excess of federally insured limits. The Partnership has not experienced any losses in such investments or accounts and believes it is not exposed to any significant credit risk.

     13. The Partnership adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
          Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement had no impact on the Partnership's financial position, results of operations, or liquidity.

B.   Notes Payable:
     -------------

     The notes payable (collectively "the loan") at December 31, 1996 are payable in monthly payments of $527,338 including interest, with a balloon payment of $51,929,396 due January 2003. The notes, $44,975,555 and $15,405,485, bear interest at 9.0% and 9.25%, respectively, and are secured by a first lien on the leasehold estate and improvements.

                                                                     (Continued)

                               ANITA ASSOCIATES
                               ----------------
                      (a California limited partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (Continued)


B.   Notes Payable (Continued):
     -------------------------

     Annual principal payments are scheduled as follows:

         Year ending December 31,              Amount
         ------------------------           ------------
                  1997                       $   891,684
                  1998                           975,935
                  1999                         1,068,145
                  2000                         1,169,069
                  2001                         1,279,532
               Thereafter                     54,996,675
                                             -----------

                                             $60,381,040
                                             ===========

     In connection with the funding of the notes in 1994, the Partnership executed a pledge agreement and deposited $638,933 in a restricted interest bearing account. The deposit balance remained unchanged during 1995. How-ever, under the debt coverage ratio requirements of the Pledge Agreement, the deposit balance was reduced to $594,593 during 1996. These amounts are included in other assets at December 31, 1996 and December 31, 1995.

     As part of the extinguishment of the existing debt on January 25, 1994, the Partnership was required to pay a prepayment penalty of $1,364,054. This penalty, along with the write-off of unamortized finance costs related to the extinguished debt, was recognized as an extraordinary loss during 1994.

C.   Fair Value of Financial Instruments:
     -----------------------------------

     Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires that the fair values be disclosed for the Partnership's financial instruments. The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable are reasonable estimates of their fair values due to the short-term nature of those instruments. The carrying amount of notes payable is a reasonable estimate of fair value based on management's belief that, the interest rates and terms of the notes are comparable to those commercially available to the Partnership in the marketplace for similar instruments.

                               ANITA ASSOCIATES
                               ----------------
                      (a California limited partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (Continued)


D.   Commitments:
     -----------

     Partnership as Lessor
     ---------------------

     The Partnership leases space to tenants in the shopping center for which it charges minimum rents and receives reimbursement for real estate taxes and certain other operating expenses. The terms of the leases vary by tenant and range from 4 to 25 years, and the majority of the leases also provide for additional overage rents during any year in which a tenant's gross sales exceed a stated amount.

     Future minimum rents to be received under leases in force at December 31, 1996 are as follows:

         Year ending December 31,              Amount
         ------------------------           ------------
                  1997                       $ 8,272,700
                  1998                         7,820,129
                  1999                         7,411,084
                  2000                         6,954,831
                  2001                         6,238,445
               Thereafter                     19,168,505
                                             -----------

                                             $55,865,694
                                             ===========

     Legal
     -----

     The Partnership is, from time to time, involved in various claims and legal actions arising in the ordinary course of business. Although the final outcome of these legal matters cannot be determined, it is management's opinion, based in part on advice of legal counsel, that the final resolution of these matters will not have a material adverse effect on the Partnership's financial position, results of operations, or liquidity.

E.   Partner Advances:
     ----------------

     In 1994, the Partnership substantially completed a $32,000,000 expansion of the shopping center. The expansion included the addition of a major department store as well as other tenant leasable area.

                                                                     (Continued)

                               ANITA ASSOCIATES
                               ----------------
                      (a California limited partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (Continued)


E.   Partner Advances (Continued):
     ----------------------------

     The Partners made advances to fund the expansion cost until construction loan funds could be obtained (Note B). Such advances bore interest at 10% per annum, compounded monthly. Advances outstanding at December 31, 1994 were $551,787 and were repaid during 1995. Interest incurred on partner advances was $16,738 and $1,671,528 for the years ended December 31, 1995 and 1994, respectively.

     Interest costs capitalized as part of the shopping center during 1995 and 1994, totaled $297,392 and $2,189,255, respectively, of which $1,262,587 related to advances from partners for 1994.

F.   Related-Party Transactions:
     --------------------------

     Operating Costs
     ---------------

     THCI and its wholly-owned subsidiary, TrizecHahn Centers Management Inc. ("THCMI"), provide property management, leasing and various legal services to the Partnership. A summary of costs and fees earned by THCI and THCMI during 1996, 1995 and 1994 is presented as follows:

                                               Year ended December 31,
                                         ------------------------------------
                                            1996         1995         1994
                                         ----------   ----------   ----------

       Payroll and related benefits      $1,591,969   $1,444,816   $1,427,973
       Management fee                       356,703      329,474      259,957
       Development fee                            -            -       68,758
       Leasing commissions                  295,610      339,398      543,276
       Professional services                 12,992       15,078        5,941
       Legal                                 30,010       50,544      151,405

                                                                     (Continued)

                               ANITA ASSOCIATES
                               ----------------
                      (a California limited partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (Continued)


F.   Related-Party Transactions (Continued):
     --------------------------------------

     Ground Lease
     ------------

     The shopping center was developed on approximately 70 acres of land leased from the Limited Partner. The leased property consists of four parcels, each covered by a separate ground lease, requiring total annual rentals of $764,746 in 1996 and $762,497 in 1995 and 1994, respectively. Three of the parcels are subleased to major department stores located in the shopping center for aggregate rentals of $257,032 annually. The sublease terms, which commenced with the opening of the shopping center and continue through October 2017 with two ten-year renewal options, are identical to the primary lease. The subleases to the major department stores are assigned to the Limited Partner. The Partnership remains the lessee on the fourth parcel. In 1993, the ground leases were amended and the area of the fourth parcel was increased by an additional 8.2 acres. Under the terms of the Amended Agreement, the monthly rental increased beginning November 1996 from $22,488 to $44,771.

     Net rental expense amounted to $507,714 in 1996 and $505,465 in 1995 and 1994, respectively. The minimum annual rental payments under the lease, net of sublease rentals, are as follows:

         Year ending December 31,              Amount
         ------------------------           ------------
                 1997                        $  537,255
                 1998                           537,255
                 1999                           537,255
                 2000                           537,255
                 2001                           537,255
               Thereafter                     8,489,075
                                             ----------

                                             $11,175,350
                                             ===========

     Cash Equivalents
     ----------------

     At December 31, 1996 and 1995, the Partnership had $2,289 and $1,193,598, respectively, invested in thirty day bank credit-enhanced commercial paper issued by an entity in which THCI owns an interest.

[LETTERHEAD OF KPMG PEAT MARWICK LLP]



                               Independent Auditors' Report
                               ----------------------------



To the Managing General Partner
H-T Associates:

We have audited the accompanying consolidated balance sheets of H-T Associates (a Maryland general partnership) and subsidiary (a Maryland general partnership) as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of H-T Associates' management. Our responsi-bility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H-T Associates and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note G to the consolidated financial statements, the Partnership's subsidiary, Towson Town Center Associates, is in technical default on its notes payable at December 31, 1996. As such, the notes may be callable at the lender's discretion. As Towson Town Center Associates is the primary subsidiary of the Partnership, this technical default raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plan in regard to this matter is also described in Note G to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /s/ KPMG Peat Marwick LLP

San Diego, California
February 10, 1997

                                H-T ASSOCIATES
                                --------------
                       (a Maryland general partnership)

                                AND SUBSIDIARY
                                --------------
                       (a Maryland general partnership)

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                December 31,
                                                     -----------------------------
                                                         1996             1995
                                                     ------------    -------------
              ASSETS
              ------

SHOPPING CENTER PROPERTY (Note B):
 Land                                                $ 11,726,213    $ 11,726,213
 Buildings and improvements                           178,924,667     178,667,284
 Deferred charges                                       3,091,839       2,961,418
                                                     ------------    ------------
                                                      193,742,719     193,354,915
 Less accumulated depreciation and
  amortization                                        (35,255,347)    (28,659,166)
                                                     ------------    ------------
                                                      158,487,372     164,695,749

CASH                                                      947,415       2,284,753

ACCOUNTS RECEIVABLE, less allowance
 for doubtful accounts of $416,799 (1996)
 and $447,379 (1995)                                      667,386       1,122,092

NOTES RECEIVABLE                                          147,483         171,122

DEFERRED RENT RECEIVABLE                                3,646,485       3,493,647

PREPAID EXPENSES                                        1,317,015       1,350,500

OTHER ASSETS                                               46,988          49,116
                                                     ------------    ------------
                                                     $165,260,144    $173,166,979
                                                     ============    ============

    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
    -------------------------------------------

NOTES PAYABLE (Note B)                               $164,641,000    $164,641,000

ADVANCES FROM PARTNERS (Note E)
 TrizecHahn Centers Inc.                                5,296,213       4,821,988
 Santa Anita Realty Enterprises, Inc.                   5,283,273       4,810,292

ACCOUNTS PAYABLE TO:
 TrizecHahn Centers Management Inc.                       162,198          51,243
 Tenants                                                  131,344         136,569
 Others                                                 1,254,303       1,287,018
                                                     ------------    ------------
                                                      176,768,331     175,748,110
COMMITMENTS AND CONTINGENCIES (Note D)

MINORITY INTEREST                                        (514,605)      2,168,603

PARTNERS' DEFICIT                                     (10,993,582)     (4,749,734)
                                                     ------------    ------------
                                                     $165,260,144    $173,166,979
                                                     ============    ============

         See accompanying notes to consolidated financial statements.

                                H-T ASSOCIATES
                                --------------
                       (a Maryland general partnership)

                                AND SUBSIDIARY
                                --------------
                       (a Maryland general partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                                            Years ended December 31,
                                                   ------------------------------------------
                                                       1996           1995           1994
                                                   ------------   ------------   ------------
  REVENUES:
   Minimum rent (Note D)                           $15,068,602    $15,168,774    $14,639,567
   Overage rent (Note D)                               395,171        418,254        377,726
   Recoveries from tenants (Note D)                  6,652,608      6,091,553      5,642,854
   Other income                                      1,188,756      1,183,397        730,436
                                                   -----------    -----------    -----------
                                                    23,305,137     22,861,978     21,390,583
                                                   -----------    -----------    -----------
  EXPENSES (Note F):
   Operating expenses                                3,519,905      3,112,414      2,705,665
   Payroll and related benefits
    paid to an affiliate                             1,572,852      1,536,176      1,585,083
   Property taxes                                    1,282,354      1,251,686      1,223,371
   Office expense                                            -          2,309        273,673
   Management fee paid to an affiliate                 635,844        670,033        598,697
   Promotion                                            27,842         90,121        153,908
   Professional services                                46,602         68,900        145,265
   Professional services paid to an affiliate           12,803         37,045          9,056
   Other expenses                                      301,367        142,966        179,205
                                                   -----------    -----------    -----------
                                                     7,399,569      6,911,650      6,873,923
                                                   -----------    -----------    -----------
  INCOME FROM OPERATIONS                            15,905,568     15,950,328     14,516,660
                                                   -----------    -----------    -----------

  NON-OPERATING REVENUE:
   Interest income                                     225,572        213,404        127,290
                                                   -----------    -----------    -----------
  NON-OPERATING EXPENSES:
   Interest expense (Note B)                        13,270,908     13,557,828     12,180,198
   Interest expense incurred on advances
    from partners (Note E)                             947,206        910,532        684,469
   Depreciation and amortization                     6,701,496      6,585,518      6,455,406
   Write-off of assets                                 288,586          8,904         26,444
                                                   -----------    -----------    -----------
                                                    21,208,196     21,062,782     19,346,517
                                                   -----------    -----------    -----------
  LOSS BEFORE MINORITY INTEREST                     (5,077,056)    (4,899,050)    (4,702,567)

  MINORITY INTEREST                                  1,423,208      1,398,353      1,403,391
                                                   -----------    -----------    -----------
  NET LOSS                                         $(3,653,848)   $(3,500,697)   $(3,299,176)
                                                   ===========    ===========    ===========

         See accompanying notes to consolidated financial statements.

                                H-T ASSOCIATES
                                --------------
                       (a Maryland general partnership)

                                AND SUBSIDIARY
                                --------------
                       (a Maryland general partnership)

            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
            ------------------------------------------------------

                 Years ended December 31, 1996, 1995 AND 1994
                 --------------------------------------------

                                                  Santa Anita
                                  TrizecHahn        Realty
                                  Centers Inc.  Enterprises, Inc.      Total
                                  ------------  -----------------    ----------
CAPITAL, January 1, 1994          $ 1,918,819    $ 1,918,820       $  3,837,639

   Net loss                        (1,649,588)    (1,649,588)        (3,299,176)

   Cash distributions                (243,750)      (243,750)          (487,500)
                                  -----------    -----------       ------------

CAPITAL, December 31, 1994             25,481         25,482             50,963

   Net loss                        (1,750,348)    (1,750,349)        (3,500,697)

   Cash distributions                (650,000)      (650,000)        (1,300,000)
                                  -----------    -----------       ------------

DEFICIT, December 31, 1995         (2,374,867)    (2,374,867)        (4,749,734)

   Net loss                        (1,826,924)    (1,826,924)        (3,653,848)

   Cash distributions              (1,295,000)    (1,295,000)        (2,590,000)
                                  -----------    -----------       ------------
DEFICIT, December 31, 1996        $(5,496,791)   $(5,496,791)      $(10,993,582)
                                  ===========    ===========       ============

         See accompanying notes to consolidated financial statements.

                                H-T ASSOCIATES
                                --------------
                       (a Maryland general partnership)

                                AND SUBSIDIARY
                                --------------
                       (a Maryland general partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                       Years ended December 31,
                                              ------------------------------------------
                                                  1996           1995           1994
                                              ------------   ------------   ------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                   $(3,653,848)   $(3,500,697)   $(3,299,176)
   Adjustments to reconcile net loss
     to net cash provided by
     operating activities:
      Depreciation and amortization             6,701,496      6,585,518      6,455,406
      Provision for doubtful accounts
        receivable                                145,871        (13,546)        44,832
      Write-off of assets                         288,586          8,904         26,444
      Interest accrued on partner
        advances                                  947,206        910,532        684,469
      Minority interest                        (1,423,208)    (1,398,353)    (1,403,391)
      Changes in assets and liabilities:
        Accounts receivable                       308,835        333,760       (714,087)
        Notes receivable                           23,639         23,341        196,098
        Deferred rent receivable                 (152,838)      (437,474)      (513,292)
        Prepaid expenses                           33,485       (147,071)       160,870
        Other assets                                2,128         (4,707)       (11,045)
        Accounts payable to:
          TrizecHahn Centers Management
            Inc.                                  110,955        (40,451)       (28,153)
          Tenants                                  (5,225)        (5,338)        59,228
          Others                                 (182,715)       334,529        (93,302)
                                              -----------    -----------    -----------
       Net cash provided by operating
         activities                             3,144,367      2,648,947      1,564,901
                                              -----------    -----------    -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to shopping center
     property                                    (631,705)    (1,270,471)      (871,192)
   Decrease in construction
     costs receivable from tenants                      -         64,714         25,892
                                              -----------    -----------    -----------
      Net cash used in investing
        activities                               (631,705)    (1,205,757)      (845,300)
                                              -----------    -----------    -----------

                                                            (Continued)

         See accompanying notes to consolidated financial statements.

                                H-T ASSOCIATES
                                --------------
                       (a Maryland general partnership)

                                AND SUBSIDIARY
                                --------------
                       (a Maryland general partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Continued)

                                                                               Years ended December 31,
                                                                ------------------------------------------------------
                                                                     1996               1995              1994
                                                                ---------------    ---------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to minority interest                             $(1,260,000)        $  (700,000)     $  (262,500)
  Distributions to partners                                       (2,590,000)         (1,300,000)        (487,500)
                                                                 -----------         -----------      -----------

   Net cash used in financing activities                          (3,850,000)         (2,000,000)        (750,000)
                                                                 -----------         -----------      -----------

NET DECREASE IN CASH                                              (1,337,338)           (556,810)         (30,399)

CASH, BEGINNING OF YEAR                                            2,284,753           2,841,563        2,871,962
                                                                 -----------         -----------      -----------

CASH, END OF YEAR                                                $   947,415         $ 2,284,753      $ 2,841,563
                                                                 ===========         ===========      ===========

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    ------------------------------------------------

  Interest paid                                                  $13,316,375         $13,681,570      $12,244,079
                                                                 ===========         ===========      ===========

    SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
    --------------------------------------------------------

During 1996 and 1995, the following non-cash activity occurred:

Additions to shopping center property:                                                  1996           1995
-------------------------------------                                               -----------    ------------
Buildings and improvements                                                           $150,000       $75,000
Increase in accounts payable to others                                                150,000        75,000
                                                                                     --------       -------

                                                                                     $      -       $     -
                                                                                     ========       =======

                                                                                                        Accumulated
                                                                                                        Depreciation
                                                                           Reduction                        and
Write-off of assets:                                                      in Property                  Amortization
-------------------                                           ----------------------------    ----------------------------
                                                                 1996      1995     1994        1996      1995      1994
                                                              ---------  -------- --------    --------  --------  --------
Buildings and improvements                                     $191,475   $    -   $18,296   $ 67,835    $  -      $18,296
Deferred charges                                                202,426    9,540    28,650     37,480     636        2,206
                                                               --------   ------   -------   --------    ----      -------

Total                                                          $393,901   $9,540   $46,946   $105,315    $636      $20,502
                                                               ========   ======   =======   ========    ====      =======

         See accompanying notes to consolidated financial statements.

                                H-T ASSOCIATES
                                --------------
                       (a Maryland general partnership)

                                AND SUBSIDIARY
                                --------------
                       (a Maryland general partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                 Years ended December 31, 1996, 1995 AND 1994
                 --------------------------------------------


A. Organization and Accounting Policies:
   ------------------------------------

   H-T Associates (the "Partnership") is a Maryland general partnership formed on July 28, 1987. Its primary asset is a 65% ownership in Towson Town Center Associates ("TTCA"), formed to develop and operate a regional shopping center near Baltimore, Maryland. The general partners of the Partnership are TrizecHahn Centers Inc. and Santa Anita Realty Enterprises, Inc. The Partnership is to continue until December 31, 2087, unless terminated earlier. Profits, losses and distributions are shared as follows:

           TrizecHahn Centers Inc. ("THCI")      50%
           Santa Anita Realty Enterprises, Inc.
            ("Santa Anita")                      50%

   On November 21, 1996, Ernest W. Hahn, Inc. changed its name to TrizecHahn Centers Inc.

   The consolidated financial statements of the Partnership include the accounts of the Partnership and TTCA. TTCA is a Maryland general partnership comprised of the Partnership and DeChiaro Associates ("DeChiaro") as 65% and 35% general partners, respectively. DeChiaro's interest is recorded as minority interest in the accompanying consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

   Certain reclassifications of prior year amounts have been made in order to conform to the current year presentation.

   The Partnership's accounting policies are as follows:

   1. Shopping center property is recorded at cost and includes direct construction costs, interest, construction loan fees, property taxes and related costs capitalized during the construction period, as these amounts are expected to be recovered from operations.

   2. The costs of shopping center buildings and improvements, less a 5% salvage value, are depreciated using the straight-line method over the estimated useful life of 40 years.

   3. Direct costs of obtaining leases and permanent financing are deferred and amortized over the lease and loan periods, respectively.

   4. Maintenance and repairs are charged to operations as incurred.


                                                            (Continued)

                                H-T ASSOCIATES
                                --------------
                       (a Maryland general partnership)

                                AND SUBSIDIARY
                                --------------
                       (a Maryland general partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Continued)

A.   Organization and Accounting Policies (Continued):
     ------------------------------------------------

      5. Expenditures for betterments are capitalized and depreciated over the remaining depreciable life of the property.

      6. Lease termination fees received from tenants are recognized as income when received. To the extent payments received from an incoming tenant do not represent future rentals or cost recoveries for tenant improvements, they are recorded as income when received.


      7. Taxable income or loss of the Partnership is reported by, and is the responsibility of, the respective partners. Accordingly, the Partnership makes no provision for income taxes.

      8. The Partnership recognizes scheduled rent increases on a straight-line basis. Accordingly, a deferred rent receivable for rents which are to be received in subsequent years is reflected in the accompanying consolidated balance sheets.

      9. The differential to be paid or received under interest rate swap agreements is accrued as interest rates change, and is recognized over the life of the agreements (Note B).

     10. The Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     11. The Partnership agreement does not designate investment interests in units. Investment interests are calculated on a percentage basis. Accordingly, earnings or losses per unit is not presented in the accompanying consolidated financial statements.

     12. The Partnership's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, accounts receivable and deferred rent receivable. Management routinely assesses the financial strength of its tenants and as a consequence, believes that its accounts receivable and deferred rent receivable credit risk exposure is limited. The Partnership places its temporary cash investments with high credit quality institutions and cash accounts with federally insured institutions. Cash balances with any one institution may be in excess of federally insured limits. The Partnership has not experienced any losses in such investments or accounts and believes it is not exposed to any significant credit risk.

                                                                     (Continued)

                                H-T ASSOCIATES
                                --------------
                       (a Maryland general partnership)

                                AND SUBSIDIARY
                                --------------
                       (a Maryland general partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Continued)

A. Organization and Accounting Policies (Continued):
   ------------------------------------------------

   13. The Partnership adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement had no impact on the Partnership's financial position, results of operations, or liquidity.

B. Notes Payable:
   -------------

   In 1990, TTCA entered into a building loan agreement with a commercial bank, secured by an indemnity deed of trust encumbering the property. TTCA can borrow up to $170,000,000. The agreement provides that TTCA can: (1) obtain funds at the then current prime rate of the commercial bank; (2) obtain funds based on the then current London Interbank Offered Rate ("LIBOR") plus a spread (as defined); or, (3) obtain funds through the issuance of commercial paper at rates based upon the interest rates offered in the commercial paper market, plus letter of credit fees. For the years ended December 31, 1996 and 1995 all funds were obtained under the commercial paper option for a total outstanding balance of $164,641,000. Interest is payable monthly and the note balance is due June 3, 1999. The variable interest rate in effect on the outstanding balance as of December 31, 1996 and 1995 was 5.6% and 6.0%, respectively.

   TTCA has also entered into interest rate swap agreements to reduce the impact of changes in interest rates on its loan (Note C). As of December 31, 1996 and 1995, TTCA had two interest rate swap agreements outstanding with a commercial bank which have a total notional principal amount of $82,000,000. The agreements provide for TTCA to pay fixed rates of interest of 9.3% and 8.8% on swaps of $45,000,000 and $37,000,000, respectively, and to receive floating interest based on 30-day commercial paper rates. The floating rate of interest in effect on the swap agreements as of December 31, 1996 was 5.6%. The interest rate swap agreements mature at the time the building loan matures. TTCA is exposed to credit loss in the event of non-performance by the commercial bank with respect to the interest rate swap agreements.

                                                                     (Continued)

                                H-T ASSOCIATES
                                --------------
                       (a Maryland general partnership)

                                AND SUBSIDIARY
                                --------------
                       (a Maryland general partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Continued)

B. Notes Payable (Continued):
   -------------------------

   The net effective interest rate on amounts outstanding under the building loan agreement at December 31, 1996, 1995 and 1994, after giving effect to the interest rate swaps, was 7.9%, 8.2% and 7.4%, respectively.

   The differential between the amounts paid and received under the interest rate contract is included as either an addition to, or a reduction in, interest incurred. Total interest incurred was $13,270,907, $13,557,828 and $12,180,199, for the years ended December 31, 1996, 1995 and 1994, respectively.

   In connection with the loan, THCI and Santa Anita each executed a repayment guaranty of $66,135,000 and DeChiaro executed a limited repayment guaranty of $4,513,000. The repayment guaranties contain covenants which, among other matters, require the guarantors to maintain certain minimum levels of net worth (Note G). In addition, the building loan agreement also provides for a combined net worth of Santa Anita and THCI. The combined net worth requirement was met at December 31, 1996 and 1995.

C. Fair Value of Financial Instruments:
   ------------------------------------

   Statement of Financial Accounting Standards No. 107, Disclosures about Fair
   Value of Financial   Instruments, requires that the fair values be disclosed
   for the Partnerships' financial instruments. The carrying amount of cash, accounts receivable, and accounts payable are reasonable estimates of their fair values due to the short-term nature of those instruments.

   The carrying amount of the notes receivable is a reasonable estimate of fair value based on management's belief that the interest rates on which the notes bear interest is not materially different than interest rates that would be used on loans to tenants with similar credit ratings.

   The carrying amount of the notes payable is a reasonable estimate of fair value based on management's belief that the interest rates and terms of the notes payable are comparable to those commercially available to the Partnership in the marketplace for similar instruments.

   Management has determined that it is not practicable to estimate the fair value of the advances from partners (Note E) due to the related-party relationship, as well as the difficulty of evaluating the timing of payments.

   The fair value of interest rate swaps (used for hedging purposes) is the estimated amount that the Partnership would pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current credit worthiness of the swap counterparties. The fair value of the interest rate swaps as of December 31, 1996 is a net payable of approximately $5,500,000.

                                H-T ASSOCIATES
                                --------------
                       (a Maryland general partnership)

                                AND SUBSIDIARY
                                --------------
                       (a Maryland general partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Continued)

D. Commitments and Contingencies:
   -----------------------------

   Partnership as Lessor
   ---------------------

   TTCA leases space to tenants in the shopping center for which it charges minimum rents and receives reimbursement for real estate taxes and certain other operating expenses. The terms of the leases vary with the tenants and the majority of the leases also provide for overage rents during any year in which a tenant's gross sales exceed a stated amount.

   Future minimum rents to be received under leases in force at December 31, 1996 are as follows:

          Year ending December 31            Amount
          -----------------------          ------------
                 1997                      $ 14,987,588
                 1998                        15,257,415
                 1999                        15,192,251
                 2000                        14,918,996
                 2001                        14,244,864
              Thereafter                     30,483,577
                                           ------------
                                           $105,084,691
                                           ============

   Legal
   -----

   The Partnership is, from time to time, involved in various claims and legal actions arising in the ordinary course of business. Although the final outcome of these legal matters cannot be determined, it is management's opinion, based in part upon advice of legal counsel, that the final resolution of these matters will not have a material adverse effect on the Partnership's financial position, results of operations, or liquidity.

E. Advances from Partners:
   ----------------------

   THCI and Santa Anita have both made advances to the Partnership to finance certain construction funding requirements and other cash flow needs. These advances bear interest at 1% above the prime rate and are required to be repaid prior to any distributions to the partners. Interest incurred on the advances totaled $947,206, $910,532 and $684,469 for the years ended December 31, 1996, 1995 and 1994, respectively. The prime rate was 8.25%, 8.8% and 8.5% at December 31, 1996, 1995 and 1994, respectively.

                                H-T ASSOCIATES
                                --------------
                       (a Maryland general partnership)

                                AND SUBSIDIARY
                                --------------
                       (a Maryland general partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Continued)

F. Related-Party Transactions:
   --------------------------

   TTCA Property Management
   ------------------------

   THCI and its wholly-owned subsidiary, TrizecHahn Centers Management Inc. ("THCMI"), provide property management, leasing and various legal services to TTCA. A summary of costs and fees earned by THCI and THCMI through TTCA during 1996, 1995, and 1994 is presented below:


                                             Years ended December 31,
                                       ------------------------------------
                                          1996         1995         1994
                                       ----------   ----------   ----------

     Payroll and related benefits      $1,572,852   $1,536,176   $1,585,083
     Management fee                       635,844      670,033      598,697
     Professional services                 12,803       37,045        9,056
     Leasing commissions                  311,088      416,174      484,074
     Legal                                 42,550       53,628       71,745

   Related Property
   ----------------

   Certain property adjacent to TTCA's regional shopping center is owned by Joppa Associates ("Joppa"). At December 31, 1995, the partners of TTCA were also the partners of Joppa. In November 1996, DeChiaro assigned its interest in Joppa to THCI and Santa Anita in equal shares. TTCA has benefited from Joppa's ownership of the adjacent property.

G. Loan Repayment Guaranty:
   -----------------------

   As discussed in Note B, each TTCA partner's repayment guaranty agreement contains a restrictive covenant requiring the guarantor to maintain a certain minimum level of net worth. Santa Anita has failed to meet this covenant requirement under the repayment guaranty.

   As the guaranty agreements are considered to be an integral part of the lending documents, TTCA is in technical default on the notes payable. Consequently, the notes payable may be callable at the lender's discretion. TTCA's management believes that uncertainty exists as to whether the lender would be successful in enforcing its right to call the notes due to ambiguities within the loan documents. In the event that the lender was successful in enforcing its right, there would be substantial doubt about the ability of the Partnership to continue as a going concern. THCI is pursuing the purchase of Santa Anita's partnership interest which, if consummated, would remove the effect of Santa Anita's covenant requirement from the lending agreement.

                                 EXHIBIT INDEX

 EXHIBIT                          DOCUMENT DESCRIPTION
 NUMBER                           --------------------
 -------
  2.1    Form of Amended and Restated Formation Agreement dated as of October
         24, 1996 among Santa Anita Realty Enterprises, Inc., Santa Anita
         Operating Company and Colony Investors II, L.P. (incorporated by reference to Exhibit 2 of the Current Report on Form 8-K of Santa
         Anita Realty Enterprises, Inc. and Santa Anita Operating Company,
         dated October 24, 1996).
  2.2    First Amendment to Amended and Restated Formation Agreement, dated as of January 7, 1997 among Santa Anita Realty Enterprises, Inc., Santa
         Anita Operating Company and Colony Investors II, L.P. (incorporated by reference to Exhibit 2 of the Current Report on Form 8-K of Santa
         Anita Realty Enterprises, Inc. and Santa Anita Operating Company,
         dated January 7, 1997).
  3.1    Certificate of Incorporation of Santa Anita Realty Enterprises, Inc.,
         as amended through October 1993 (incorporated by reference to Exhibit
         3.1 to the Joint Annual Report on Form 10-K of Santa Anita Realty
         Enterprises, Inc. and Santa Anita Operating Company for the year ended
         December 31, 1993).
  3.2    Certificate of Incorporation of Santa Anita Operating Company, as
         amended through October 1993 (incorporated by reference to Exhibit 3.2 to the Joint Annual Report on Form 10-K of Santa Anita realty
         Enterprises, Inc. and Santa Anita Operating Company for the year ended
         December 31, 1993).
  3.3    By-laws of Santa Anita Realty Enterprises, Inc., as amended through
         January 15, 1997.
  3.4    By-laws of Santa Anita Operating Company, as amended through January
         15, 1997.
  4.1    Pairing Agreement by and between Santa Anita Realty Enterprises, Inc.
         and Santa Anita Operating company, dated as of December 20, 1979
         (incorporated by reference to Exhibit 5 to Registration Statement on
         Form 8-A of Santa Anita Operating Company filed February 5, 1980).
  4.2    Rights Agreement, dated June 15, 1989, among Santa Anita Realty
         Enterprises, Inc., Santa Anita Operating Company, and Union Bank, as
         Rights Agent (incorporated by reference to Exhibit 2.1 to Registration
         Statement on Form 8-A of Santa Anita Realty Enterprises, Inc. filed
         June 19, 1989).
  4.3    Credit Agreement dated as of November 9, 1994 between First Interstate
         Bank of California and Santa Anita Realty Enterprises, Inc.
         (incorporated by reference to Exhibit 10.4 of the Joint Quarterly
         Report on Form 10-Q of Santa Anita Realty Enterprises, Inc. and Santa
         Anita Operating Company for the quarter ended September 30, 1994).
  4.4    First Amendment dated as of May 31, 1995, to Credit Agreement dated as of November 9, 1994 between First Interstate Bank of California and
         Santa Anita Realty Enterprises, Inc. (incorporated by reference to
         Exhibit 4.4 of the Joint Annual Report on Form 10-K of Santa Anita
         Realty Enterprises, Inc. and Santa Anita Operating Company for the
         year ended December 31, 1995).
  4.5    Second Amendment dated as of January 26, 1996, to Credit Agreement dated as of November 9, 1994 between First Interstate Bank of
         California and Santa Anita Realty Enterprises, Inc. (incorporated by reference to Exhibit 4.5 of the Joint Annual Report on Form 10-K of
         Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company
         for the year ended December 31, 1995).
  4.6    Third Amendment dated as of July 1, 1996, to Credit Agreement dated as of November 9, 1994 between First Interstate Bank of California and
         Santa Anita Realty Enterprises, Inc. (incorporated by reference to
         Exhibit 4.1 of the Joint Quarterly Report on Form 10-Q of Santa Anita
         Realty Enterprises, Inc. and Santa Anita Operating Company for the
         quarter ended June 3, 1996).

 EXHIBIT                          DOCUMENT DESCRIPTION
 NUMBER                           --------------------
 -------
  4.7    Letter Agreement dated February 1, 1997, extending the maturity date of the Credit Agreement dated as of November 9, 1994 between First
         Interstate Bank of California and Santa Anita Realty Enterprises, Inc.
  4.8    Letter Agreement dated April 1, 1997, extending the maturity date of the Credit Agreement dated as of November 9, 1994 between First
         Interstate Bank of California and Santa Anita Realty Enterprises, Inc.
  4.9    Certificate of Designations of Series A Redeemable Preferred Stock of
         Santa Anita Realty Enterprises, Inc. (incorporated by reference to
         Exhibit N to Exhibit 2 of the Current Report of Form 8-K of Santa
         Anita Realty Enterprises, Inc. and Santa Anita Operating Company,
         dated October 24, 1996).
  4.10   Certificate of Designations of Series A Redeemable Preferred Stock of
         Santa Anita Operating Company (incorporated by reference to Exhibit O to Exhibit 2 of the Current Report on Form 8-K of Santa Anita Realty
         Enterprises, Inc. and Santa Operating Company, dated October 24,
         1996).
         Each other outstanding long-term indebtedness of Santa Anita Realty
         Enterprises, Inc. and each outstanding long-term indebtedness of Santa
         Anita Operating Company and its subsidiaries does not exceed 10% of the total assets of Santa Anita Realty Enterprises, Inc. or Santa
         Anita Operating Company and its subsidiaries on a consolidated basis, as the case may be. Each such company agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.
 10.1    Anita Associates Articles of Limited Partnership dated as of April 6,
         1972 (incorporated by reference to Exhibit 6(c) to Registration
         Statement No. 2-65894).
 10.2    First Amendment to Articles of Limited Partnership of Anita
         Associates, dated December 26, 1979 (incorporated by reference to
         Exhibit 10.13 to Registration Statement No. 2-72866).
 10.3    Form of Salary Reduction and Deferral Agreement of certain officers of
         Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company
         (incorporated by reference to Exhibit 10.4 to Registration Statement
         No. 33-27011).
 10.4    Ground lease between Santa Anita Realty Enterprises, Inc. and Anita
         Associates, dated as of April 6, 1972 (incorporated by reference to
         Exhibit 10.5 to Joint Annual Report on Form 10-K of Santa Anita Realty
         Enterprises, Inc. and Santa Anita Operating Company for the year ended
         December 31, 1992).
 10.5    Second Amendment to ground lease between Santa Anita Realty
         Enterprises, Inc. and Anita Associates dated of December 29, 1993
         (incorporated by reference to Exhibit 10.6 the Joint Annual Report on
         Form 10-K of Santa Anita Realty Enterprises, Inc. and Santa Anita
         Operating Company for the year ended December 31, 1993).
 10.6    Amended and Restated Lease, dated as of November 9, 1994, by and between Santa Anita Realty Enterprises, Inc. and Los Angeles Turf
         Club, Incorporated (incorporated by reference to Exhibit 10.3 to the
         Joint Quarterly Report on Form 10-Q of Santa Anita Realty Enterprises,
         Inc. and Santa Anita Operating Company for the quarter ended September
         30, 1994).
 10.7    Santa Anita Realty Enterprises, Inc. 1984 Stock Option Plan (as
         amended and restated September 22, 1998) (incorporated by reference to
         Exhibit 4.2 to Registration Statement No. 2-95228).
 10.8    Amendment 1993-1 to Santa Anita Realty Enterprises, Inc. 1984 Stock
         Option Program (incorporated by reference to Exhibit 10.11 to the
         Joint Annual Report on Form 10-K of Santa Anita Realty Enterprises,
         Inc. and Santa Anita Operating Company for the year ended December 31,
         1993).
 10.9    Santa Anita Operating Company 1984 Stock Option Program (as amended and restated September 22, 1988) (incorporated by reference to Exhibit
         4.3 to Registration Statement No. 2-95228).

 EXHIBIT                          DOCUMENT DESCRIPTION
 NUMBER                           --------------------
 -------
 10.10   Amendment 1993-1 to Santa Anita Operating Company 1984 Stock Option
         Program (incorporated by reference to Exhibit 4.3 to Registration
         Statement on Form No. S-8 No. 33-51843).
 10.11   Limited Partnership Agreement, dated as of March 16, 1988, among
         Southern California Off Track Wagering Incorporated and the limited partners listed therein (incorporated by reference to Exhibit 10.17 to
         Registration Statement No. 33-27011).
 10.12   Amended and Restated Partnership Agreement of H-T Associates, dated as of July 28, 1987, between Ernest W. Hahn, Inc. and Santa Anita Realty
         Enterprises, Inc. (incorporated by reference to Exhibit 10.18 to
         Registration Statement No. 33-27011).
 10.13   Amended and Restated Partnership Agreement of Joppa Associates, dated as of April 14, 1988, between Ernest W. Hahn, Inc., Santa Anita Realty
         Enterprises, Inc. and DeChiaro Associates, a Maryland general partnership (incorporated by reference to Exhibit 10.19 to
         Registration Statement No. 33-27011).
 10.14   Amendment dated November 1, 1989, to Partnership Agreement of H-T
         Associates (incorporated by reference to Exhibit 10.21 of the Joint
         Annual report on Form 10-K of Santa Anita Realty Enterprises, Inc. and
         Santa Anita Operating company for the year ended December 31, 1989).
 10.15   Partnership Agreement of French Valley Ventures dated November 1989, between Santa Anita Realty Enterprises, Inc. and William J. Rousey,
         Jr. (incorporated by reference to Exhibit 10.23 to the Joint Annual
         Report on Form 10-K of Santa Anita Realty Enterprises, Inc. and Santa
         Anita Operating Company of the year ended December 31, 1989).
 10.16   Indenture of Lease by and between Los Angeles Turf Club, Incorporated and Oak Tree Racing Association, dated as of January 1, 1990
         (incorporated by reference to Exhibit 10.21 to the Joint Annual Report on Form 10-K of Santa Anita Realty Enterprises, Inc. and Santa Anita
         Operating Company for the year ended December 31, 1990).
 10.17   Form of Severance Agreement of certain officers of Santa Anita Realty
         Enterprises, Inc. and Santa Anita Operating Company (incorporated by reference to exhibit 10.22 to the Joint Annual Report on Form 10-K of
         Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company
         for the year ended December 31, 1992).
 10.18   Schedule of omitted documents and difference in material details regarding Severance Agreements of certain officers of Santa Anita
         Realty Enterprises, Inc. and Santa Anita Operating Company.
 10.19   Purchase and Sale Agreement, dated as of November 15, 1993, between
         Santa Anita Realty Enterprises, Inc. and Pacific Gulf Properties Inc.
         (incorporated by reference to Exhibit 1 to the Current Report on Form
         8-K of Santa Anita Realty Enterprises, Inc., dated February 18, 1994).
 10.20   Closing Agreement dated as of October 1, 1994, by and between Santa
         Anita Realty Enterprises, Inc. and Pacific Gulf Properties Inc.
         (incorporated by reference to Exhibit 10.2 of the Joint Quarterly
         Report on Form 10-Q of Santa Anita Realty Enterprises, Inc. and Santa
         Anita Operating Company for the quarter ended September 30, 1994).
 10.21   Employment Agreement between Santa Anita Operating Company, Los
         Angeles Turf Club, Incorporated and Clifford C. Goodrich dated as of
         January 1, 1994 (incorporated by reference to Exhibit 10.1 of the
         Joint Quarterly Report on Form 10-Q of Santa Anita Realty Enterprises,
         Inc. and Santa Anita Operating Company for the quarter ended June 30,
         1994).
 10.22   Employment Agreement between Santa Anita Realty Enterprises, Inc. and
         Brian L. Fleming dated as of May 9, 1994 (incorporated by reference to
         Exhibit 10.4 of the Joint Quarterly Report on Form 10-Q of Santa Anita
         Realty Enterprises, Inc. and Santa Anita Operating Company for the
         quarter ended June 30, 1994).

 EXHIBIT                          DOCUMENT DESCRIPTION
 NUMBER                           --------------------
 -------
 10.23   Santa Anita Realty Enterprises, Inc. 1995 Share Award Plan
         (incorporated by reference to Exhibit 10.28 of the Joint Annual Report on Form 10-K of Santa Anita Realty Enterprises, Inc. and Santa Anita
         Operating Company for the year ended December 31, 1994).
 10.24   Santa Anita Operating Company 1995 Share Award Plan (incorporated by reference to Exhibit 10.29 of the Joint Annual Report on Form 10-K of
         Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company
         for the year ended December 31, 1994).
 10.25   Exchange Agreement between Santa Anita Operating Company and Stephen
         F. Keller, dated as of December 15, 1994 (without appendix), as amended by Amendment I to the Exchange Agreement , dated as of
         December 15, 1994, among Santa Anita Operating Company, Stephen F.
         Keller and the Keller Family trust (with appendix) (incorporated by reference to Exhibit 10.30 of the Joint Annual Report on Form 10-K of
         Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company
         for the year ended December 31, 1994).
 10.26   Exchange Agreement between Santa Anita Operating Company and Clifford
         C. Goodrich, dated as of December 15, 1994 (with appendix)
         (incorporated by reference to Exhibit 10.31 of the Joint Annual Report on Form 10-K of Santa Anita Realty Enterprises, Inc. and Santa Anita
         Operating Company for the year ended December 31, 1994).
 10.27   Form of Indemnity Agreement between Santa Anita Operating Company and its directors and officers and schedule of omitted documents relating thereto (incorporated by reference to Exhibit 10.2 of the Joint
         Quarterly Report on Form 10-Q of Santa Anita Realty Enterprises, Inc.
         and Santa Anita Operating Company for the quarter ended March 31,
         1995).
 10.28   Form of Indemnity Agreement between Santa Anita Realty Enterprises,
         Inc. and its directors and officers and schedule of omitted documents relating thereto (incorporated by reference to Exhibit 10.3 of the
         Joint Quarterly Report on Form 10-Q of Santa Anita Realty Enterprises,
         Inc. and Santa Anita Operating Company for the quarter ended March 31,
         1995).
 10.29   Form of Consulting Agreement between Santa Anita Operating Company and its directors and schedule of omitted documents relating thereto
         (incorporated by reference to Exhibit 10.4 of the Joint Quarterly
         Report on Form 10-Q of Santa Anita Realty Enterprises, Inc. and Santa
         Anita Operating Company for the quarter ended March 31, 1995).
 10.30   Form of Consulting Agreement between Santa Anita Realty Enterprises,
         Inc. and its directors and schedule of omitted documents relating thereto (incorporated by reference to Exhibit 10.5 of the Joint
         Quarterly Report on Form 10-Q of Santa Anita Realty Enterprises, Inc.
         and Santa Anita Operating Company for the quarter ended March 31,
         1995).
 10.31   Restricted Stock Agreement dated as of April 1, 1995 between Santa
         Anita Operating Company, Stephen F. Keller and the Keller Family Trust
         (incorporated by reference to Exhibit 10.6 of the Joint Quarterly
         Report on Form 10-Q of Santa Anita Realty Enterprises, Inc. and Santa
         Anita Operating Company for the quarter ended March 31, 1995).
 10.32   Restricted Stock Agreement dated as of April 1, 1995 between Santa
         Anita Operating Company and Clifford C. Goodrich (incorporated by reference to Exhibit 10.7 of the Joint Quarterly Report on Form 10-Q
         of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating
         Company for the quarter ended March 31, 1995).

 EXHIBIT                          DOCUMENT DESCRIPTION
 NUMBER                           --------------------
 -------
 10.33   Repayment Guaranty dated as of May 18, 1990 between Santa Anita Realty
         Enterprises, Inc. and The Mitsubishi Bank, Limited (incorporated by reference to Exhibit 10.39 of the Joint Annual Report on Form 10-K of
         Santa Anita Enterprises, Inc. and Santa Anita Operating Company for
         the year ended December 31, 1995).
 10.34   First Amendment dated as of August 10, 1993 to Repayment Guaranty dated as of May 18, 1990 between Santa Anita Realty Enterprises, Inc.
         and The Mitsubishi Bank, Limited (incorporated by referenced to
         Exhibit 10.40 of the Joint Annual Report on Form 10-K of Santa Anita
         Realty Enterprises, Inc. and Santa Anita Operating Company for the
         year ended December 31, 1995).
 10.35   Unconditional Guaranty of Payment dated as of December 31, 1992 between Santa Anita Realty Enterprises, Inc. and Bank of America
         National Trust and Savings Association (incorporated by referenced to
         Exhibit 10.41 of the Joint Annual Report on Form 10-K of Santa Anita
         Realty Enterprises, Inc. and Santa Anita Operating Company for the
         year ended December 31, 1995).
 10.36   Employment Agreement between Santa Anita Realty Enterprises, Inc. and
         William C. Baker dated as of April 1, 1996 (incorporated by reference to Exhibit 10.3 of the Joint Quarterly Report on Form 10-Q of Santa
         Anita Realty Enterprises, Inc. and Santa Anita Operating Company for
         the quarter ended March 31, 1996).
 10.37   Nonstatutory Stock Option Agreement between Santa Anita Realty
         Enterprises, Inc. and William C. Baker dated as of April 1, 1996 awarding an option for 200,000 shares (incorporated by reference to the appendix to the revised definitive Joint Proxy Statement of Santa
         Anita Operating Company and Santa Anita Realty Enterprises, Inc. dated
         April 8, 1996).
 10.38   Amendment No. 1 to Employment Agreement between Santa Anita Realty
         Enterprises, Inc. and Brian L. Fleming as of May 7, 1996 (incorporated by reference to Exhibit 10.3 of the Joint Quarterly Report on Form 10-
         Q of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating
         Company for the quarter ended June 30, 1996).
 10.39   Resignation and General Release Agreement dated August 16, 1996 between Santa Anita Operating Company and Stephen F. Keller
         (incorporated by reference to Exhibit 10.1 of the Joint Quarterly
         Report on Form 10-Q of Santa Anita Realty Enterprises, Inc. and Santa
         Anita Operating Company for the quarter ended September 30, 1996).
 10.40   Resignation and General Release Agreement dated August 16, 1996 between Santa Anita Realty Enterprises, Inc. and Sherwood C.
         Chillingworth (incorporated by reference to Exhibit 10.2 of the Joint
         Quarterly Report on Form 10-Q of Santa Anita Realty Enterprises, Inc.
         and Santa Anita Operating Company for the quarter ended September 30,
         1996).
 10.41   Resignation and General Release Agreement dated August 30, 1996 between Santa Anita Operating Company, Santa Anita Realty Enterprises,
         Inc. and Richard D. Brumbaugh (incorporated by reference to Exhibit
         10.3 of the Joint Quarterly Report on Form 10-Q of Santa Anita Realty
         Enterprises, Inc. and Santa Anita Operating Company for the quarter ended September 30, 1996).
 10.42   Agreement to Terminate Employment Agreement and Severance Agreement
         dated as of August 16, 1996 between Santa Anita Realty Enterprises,
         Inc. and William C. Baker (incorporated by reference to Exhibit 10.4 of the Joint Quarterly Report on Form 10-Q of Santa Anita Realty
         Enterprises, Inc. and Santa Anita Operating Company for the quarter ended September 30, 1996).

 EXHIBIT                          DOCUMENT DESCRIPTION
 NUMBER                           --------------------
 -------
 10.43   Employment Agreement dated as of August 16, 1996 between Santa Anita
         Operating Company and William C. Baker (incorporated by reference to
         Exhibit 10.5 of the Joint Quarterly Report on Form 10-Q of Santa Anita
         Realty Enterprises, Inc. and Santa Anita Operating Company for the
         quarter ended September 30, 1996).
 10.44   Form of Retention Agreement of certain officers and employees of Santa
         Anita Realty Enterprises, Inc. and Santa Anita Operating Company and
         schedule of omitted documents relating thereto.
 10.45   Resignation and General Release Agreement dated December 13, 1996 between Santa Anita Operating Company and Michael J. Manning.
 21      Subsidiaries of Santa Anita Operating Company (incorporated by reference to Exhibit 22 to the Joint Annual Report on Form 10-K of
         Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company
         for the year ended December 31, 1992).
 23.1    Consent of Ernst & Young LLP (to be incorporated by reference into the
         Prospectus contained in Registration Statement No. 2-95228, the
         Prospectus contained in Registration Statement No. 33-51843 and the
         Prospectus contained in Registration Statement No. 33-58995).
 23.2    Consent of KPMG Peat Marwick LLP (to be incorporated by reference into the Prospectus contained in Registration Statement No. 2-95228, the
         Prospectus contained in Registration Statement
         No. 33-51843 and the Prospectus contained in Registration Statement
         No. 33-58995).
 23.3    Consent of KPMG Peat Marwick LLP (to be incorporated by reference into the Prospectus contained in Registration Statement No. 2-95228, the
         Prospectus contained in Registration Statement
         No. 33-51843 and the Prospectus contained in Registration Statement
         No. 33-58995).
 27(a)   Financial Data Schedule for Santa Anita Realty Enterprises, Inc.
 27(b)   Financial Data Schedule for Santa Anita Operating Company.