Form 10-Q/A
period 1996-06-30
SANTA ANITA REALTY ENTERPRISES INC; SANTA ANITA OPERATING CO
filed 1997-04-29
CIK 314661, 313749

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from            to
                                               ----------    ---------

   Commission file number 0-9109               Commission file number 0-9110

 SANTA ANITA REALTY ENTERPRISES, INC.          SANTA ANITA OPERATING COMPANY
--------------------------------------    --------------------------------------
(Exact name of registrant as specified    (Exact name of registrant as specified
           in its charter)                           in its charter)

              Delaware                                    Delaware
--------------------------------------    --------------------------------------
   (State or other jurisdiction of            (State or other jurisdiction of
    incorporation or organization)             incorporation or organization)

             95-3520818                                 95-3419438
-------------------------------------     --------------------------------------
(I.R.S. Employer Identification No.)       (I.R.S. Employer Identification No.)

301 West Huntington Drive, Suite 405            285 West Huntington Drive
     Arcadia, California 91007                  Arcadia, California 91007
-------------------------------------     -------------------------------------
  (Address of principal  executive          (Address of principal executive
    offices including zip code)               offices including zip code)

           (818) 574-5550                              (818) 574-7223
--------------------------------------    -------------------------------------
   (Registrant's telephone number,            (Registrant's telephone number,
        including area code)                       including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                    ----  ---

The number of shares outstanding of each of the issuers' classes of common stock, as of the close of business on August 7, 1996 were:

Santa Anita Realty Enterprises, Inc.            11,383,000
Santa Anita Operating Company                   11,270,500

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES



          The Companies hereby amend Part I. Financial Information - Item 1. Financial Statements and Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, to reflect the restatements described in Notes to Financial Statements - Note 2 - Restatement.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                  FORM 10-Q/A

                                     INDEX

                                                                       Page No.
PART I.     FINANCIAL INFORMATION                                         4
            THE SANTA ANITA COMPANIES

               Combined Balance Sheets as of June 30, 1996 and            5
                 December 31, 1995

               Combined Statements of Operations for the three            6
                 months and six months ended June 30, 1996 and 1995

               Combined Statements of Cash Flows for                      7
                 the six months ended June 30, 1996 and 1995

            SANTA ANITA REALTY ENTERPRISES, INC.

               Consolidated Balance Sheets as of June 30, 1996 and        8
                 December 31, 1995

               Consolidated Statements of Operations for the three        9
                 months and six months ended June 30, 1996 and 1995

               Consolidated Statements of Cash Flows for the six          10
                 months ended June 30, 1996 and 1995

            SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

               Consolidated Balance Sheets as of June 30, 1996 and        11
                 December 31, 1995

               Consolidated Statements of Operations for the three        12
                 months and six months ended June 30, 1996 and 1995

               Consolidated Statements of Cash Flows for the six          13
                 months ended June 30, 1996 and 1995

            NOTES TO FINANCIAL STATEMENTS                                 14

            MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                        19

SIGNATURES                                                                24

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                  FORM 10-Q/A

                    FOR THE SIX MONTHS ENDED JUNE 30, 1996

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The accompanying balance sheets as of June 30, 1996 and December 31, 1995 of The Santa Anita Companies (the "Companies"), Santa Anita Realty Enterprises, Inc. ("Realty") and Santa Anita Operating Company and Subsidiaries ("Operating Company"), the statements of operations for the three months and six months ended June 30, 1996 and 1995, and the related statements of cash flows for the six months ended June 30, 1996 and 1995, were prepared by management and, except for the balance sheet as of December 31, 1995, are unaudited. In the opinion of management, the accompanying financial statements include all adjustments, including normal recurring items, considered necessary for a fair presentation.

         The following financial statements should be read in conjunction with the accompanying notes and the Joint Annual Report on Form 10-K of Realty and Operating Company for the year ended December 31, 1995.

                           THE SANTA ANITA COMPANIES

                            COMBINED BALANCE SHEETS

                                                                       JUNE 30,
                                                                         1996        DECEMBER 31,
                                                                      (UNAUDITED)        1995
                                                                     -------------   -------------
                                                                              (Restated)
ASSETS
Real estate assets
  Santa Anita Racetrack, less accumulated depreciation
     of $20,877,000 and $20,216,000                                 $   8,369,000    $   9,030,000
  Commercial properties, less accumulated depreciation
     of $3,987,000 and $3,631,000                                      10,010,000       10,342,000
  Commercial properties to be sold, less accumulated
     depreciation of $13,467,000 and $16,737,000                       20,167,000       27,337,000
  Investments in and advances to unconsolidated joint ventures           (622,000)         871,000
  Real estate loans receivable                                         10,814,000       10,954,000
                                                                    -------------    -------------
                                                                       48,738,000       58,534,000

Cash                                                                      193,000       11,355,000
Short-term investments, at cost (approximates market)                   9,468,000        2,522,000
Accounts receivable                                                     4,766,000        3,771,000
Prepaid expenses and other assets                                       7,612,000        6,494,000
Investment in Pacific Gulf Properties Inc.                                      -       12,967,000
Property, plant and equipment, less accumulated depreciation
   of $27,341,000 and $24,968,000                                      17,728,000       19,233,000
                                                                    -------------    -------------

                                                                    $  88,505,000    $ 114,876,000
                                                                    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Real estate loans payable                                           $  22,295,000    $  28,389,000
Bank loans payable                                                      3,611,000       22,685,000
Accounts payable                                                        6,278,000       11,208,000
Other liabilities                                                      14,406,000       14,495,000
Income taxes                                                                    -          326,000
Dividends payable                                                       2,254,000        2,254,000
Deferred revenues                                                       2,198,000        2,379,000
Deferred income taxes                                                   1,229,000        1,239,000
                                                                    -------------    -------------
                                                                       52,271,000       82,975,000
                                                                    -------------    -------------
Shareholders' equity
  Preferred stock, $.10 par value; authorized 6,000,000
     shares; none issued                                                        -                -
  Common stock, $.10 par value; authorized 19,000,000
     shares; issued and outstanding 11,270,500 shares                   2,253,000        2,253,000
  Additional paid-in capital                                          136,552,000      136,552,000
  Unearned compensation expense                                          (854,000)      (1,209,000)
  Retained earnings (deficit)                                        (101,717,000)    (105,695,000)
                                                                    -------------    -------------
                                                                       36,234,000       31,901,000
                                                                    -------------    -------------

                                                                    $  88,505,000    $ 114,876,000
                                                                    =============    =============

See accompanying notes.

                           THE SANTA ANITA COMPANIES

                       COMBINED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                          THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                          ---------------------------   ---------------------------
                                              1996           1995           1996           1995
                                          ------------   ------------   ------------   ------------
                                                  (Restated)                    (Restated)
Revenues
 Horse racing                              $13,891,000    $15,333,000    $51,972,000    $52,174,000
 Rental property                             1,971,000      2,125,000      3,987,000      4,255,000
 Interest and other                            384,000        512,000      1,073,000      1,110,000
                                           -----------    -----------    -----------    -----------
                                            16,246,000     17,970,000     57,032,000     57,539,000
                                           -----------    -----------    -----------    -----------

Costs and expenses
 Horse racing operating costs               10,309,000     10,769,000     35,199,000     34,433,000
 Rental property operating expenses            682,000        643,000      1,372,000      1,235,000
 Depreciation and amortization                 982,000      1,441,000      3,457,000      4,702,000
 General and administrative                  1,925,000      2,126,000      5,292,000      5,585,000
 Losses from unconsolidated
    joint ventures                             261,000        402,000        667,000      1,076,000
 Program for disposition of non-core
    real estate assets                         855,000              -        855,000              -
 Interest and other                            753,000      1,205,000      1,704,000      2,416,000
 Costs of equity offering                            -        750,000              -        750,000
                                           -----------    -----------    -----------    -----------
                                            15,767,000     17,336,000     48,546,000     50,197,000
                                           -----------    -----------    -----------    -----------
Net income                                 $   479,000    $   634,000    $ 8,486,000    $ 7,342,000
                                           ===========    ===========    ===========    ===========

 Weighted average number of common
    shares outstanding                      11,270,500     11,168,904     11,270,500     11,156,448
                                           ===========    ===========    ===========    ===========

Net income per common share                $       .04    $       .06    $       .75    $       .66
                                           ===========    ===========    ===========    ===========

Dividends declared per common share        $       .20    $       .20    $       .40    $       .40
                                           ===========    ===========    ===========    ===========

See accompanying notes.

                           THE SANTA ANITA COMPANIES

                       COMBINED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)

                                                                            1996            1995
                                                                        -------------   -------------
                                                                                 (Restated)
Cash flows from operating activities:
  Net income                                                            $  8,486,000     $ 7,342,000
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                       3,457,000       4,702,000
       Amortization of unearned compensatin expense                          355,000         377,000
       Equity in losses of unconsolidated joint ventures                     667,000       1,076,000
       Equity in earnings  from investment in
           Pacific Gulf Properties Inc.                                            -        (177,000)
       Deferred income taxes                                                (404,000)         68,000
       Program for disposition of non-core real estate assets                855,000               -
       Net increase in certain other assets                                 (591,000)     (1,624,000)
       Net decrease in certain other liabilities                          (5,132,000)     (5,568,000)
                                                                        ------------     -----------
  Net cash provided by operating activites                                 7,693,000       6,196,000
                                                                        ------------     -----------

Cash flows from investing activities:
  Payments received on loans receivable                                      143,000         385,000
  Additions and improvements to real estate assets                          (717,000)       (992,000)
  Additions to property, plant and equipment                                (868,000)     (1,965,000)
  Additions to certain other assets                                       (1,859,000)     (3,225,000)
  Investments in and advances to unconsolidated joint ventures              (734,000)     (1,831,000)
  Capital distributions from unconsolidated joint ventures                 1,560,000       1,603,000
  Sale of Pacific Gulf Properties Inc. common stock                       12,139,000               -
  Sale of Phoenix properties                                               8,103,000               -
  Dividends received from Pacific Gulf Properties Inc. in 1995                     -         612,000
                                                                        ------------     -----------
  Net cash provided by (used in) investing activities                     17,767,000      (5,413,000)
                                                                        ------------     -----------

Cash flows from financing activities:
  Proceeds from bank loans payable                                                 -       4,300,000
  Repayment of real estate loans payable                                  (6,094,000)       (293,000)
  Repayment of bank loans payable                                        (19,074,000)       (388,000)
  Dividends paid                                                          (4,508,000)     (4,458,000)
  Issuance of common stock from restricted stock awards                            -          13,000
                                                                        ------------     -----------
  Net cash used in financing activities                                  (29,676,000)       (826,000)
                                                                        ------------     -----------

Net decrease in cash and cash equivalents                                 (4,216,000)        (43,000)

                                                                        ------------    ------------
Cash and cash equivalents at beginning of year                            13,877,000      15,094,000
                                                                        ------------     -----------

Cash and cash equivalents at June 30,                                   $  9,661,000     $15,051,000
                                                                        ============     ===========

See accompanying notes.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    JUNE 30,
                                                                      1996        DECEMBER 31,
                                                                   (UNAUDITED)        1995
                                                                  -------------   -------------
                                                                           (Restated)

ASSETS
Real estate assets
   Santa Anita Racetrack, less accumulated depreciation
      of $20,877,000 and $20,216,000                              $  8,369,000    $  9,030,000
   Commercial properties, less accumulated depreciation
      of $4,454,000 and $4,068,000                                  12,685,000      13,047,000
   Commercial properties to be sold, less accumulated
      depreciation of $14,815,000 and $18,085,000                   20,482,000      27,652,000
   Investments in and advances to unconsolidated joint ventures       (622,000)        871,000
   Real estate loans receivable                                     10,814,000      10,954,000
                                                                  ------------    ------------
                                                                    51,728,000      61,554,000

Cash                                                                   125,000         167,000
Accounts receivable                                                    434,000         658,000
Prepaid expenses and other assets                                    7,500,000       5,726,000
Investment in Pacific Gulf Properties Inc.                                   -      12,967,000
                                                                  ------------    ------------

                                                                  $ 59,787,000    $ 81,072,000
                                                                  ============    ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Real estate loans payable                                         $ 22,295,000    $ 28,389,000
Bank loans payable                                                   2,300,000      20,950,000
Accounts payable                                                       425,000         420,000
Other liabilities                                                    2,142,000       2,779,000
Dividends payable                                                    2,277,000       2,277,000
Due to Operating Company                                             2,995,000         415,000
                                                                  ------------    ------------
                                                                    32,434,000      55,230,000
                                                                  ------------    ------------
Shareholders' equity
   Preferred stock, $.10 par value; authorized 6,000,000
      shares; none issued                                                    -               -
   Common stock, $.10 par value; authorized 19,000,000
      shares; issued and outstanding 11,383,000 shares               1,138,000       1,138,000
   Additional paid-in capital                                      118,881,000     118,881,000
   Retained earnings (deficit)                                     (92,666,000)    (94,177,000)
                                                                  ------------    ------------
                                                                    27,353,000      25,842,000
                                                                  ------------    ------------

                                                                  $ 59,787,000    $ 81,072,000
                                                                  ============    ============

See accompanying notes.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                               THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------   -------------------------
                                                                   1996           1995          1996          1995
                                                               ------------   ------------   -----------   -----------
                                                                       (Restated)                   (Restated)
Revenues
 Rent from Racetrack                                            $ 1,992,000    $ 2,374,000   $ 8,707,000   $ 8,852,000
 Shopping centers                                                   936,000      1,118,000     1,949,000     2,230,000
 Office buildings                                                 1,035,000      1,007,000     2,038,000     2,025,000
 Interest and other                                                 277,000        296,000       868,000       754,000
                                                                -----------    -----------   -----------   -----------
                                                                  4,240,000      4,795,000    13,562,000    13,861,000
                                                                -----------    -----------   -----------   -----------

Costs and expenses
 Shopping centers                                                   254,000        269,000       531,000       510,000
 Office buildings                                                   428,000        374,000       841,000       725,000
 Depreciation and amortization                                      381,000        931,000     1,114,000     2,133,000
 General and administrative                                         897,000        737,000     1,790,000     1,496,000
 Interest and other                                                 756,000      1,118,000     1,700,000     2,238,000
 Losses from unconsolidated joint ventures                          261,000        402,000       667,000     1,076,000
 Program for disposition of non-core real estate assets             855,000              -       855,000             -
 Costs of equity offering                                                 -        700,000             -       700,000
                                                                -----------    -----------   -----------   -----------
                                                                  3,832,000      4,531,000     7,498,000     8,878,000
                                                                -----------    -----------   -----------   -----------

Net income                                                      $   408,000    $   264,000   $ 6,064,000   $ 4,983,000
                                                                ===========    ===========   ===========   ===========

Weighted average number of common shares outstanding             11,383,000     11,281,404    11,383,000    11,268,948
                                                                ===========    ===========   ===========   ===========

Net income per common share                                     $       .04    $       .02   $       .53   $        44
                                                                ===========    ===========   ===========   ===========

Dividends declared per common share                             $       .20    $       .20   $       .40   $       .40
                                                                ===========    ===========   ===========   ===========


See accompanying notes.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)

                                                                              1996                  1995
                                                                          -------------         ------------
                                                                                      (Restated)
Cash flows from operating activities:
    Net income                                                            $  6,064,000          $ 4,983,000
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                         1,114,000            2,133,000
       Equity in losses of unconsolidated joint ventures                       667,000            1,076,000
       Equity in earnings  from investment in
        Pacific Gulf Properties Inc.                                                 -             (177,000)
       Program for disposition of non-core real estate assets                  855,000                    -
       Net increase in certain other assets                                    (28,000)            (440,000)
       Net (decrease) increase in certain other liabilities                   (632,000)             246,000
                                                                          ------------          -----------
    Net cash provided by operating activities                                8,040,000            7,821,000
                                                                          ------------          -----------
Cash flows from investing activities:
    Payments received on loans receivable                                      143,000              385,000
    Additions and improvements to real estate assets                          (717,000)            (992,000)
    Additions to certain other assets                                       (1,859,000)          (3,225,000)
    Investments in and advances to unconsolidated joint ventures              (734,000)          (1,831,000)
    Capital distributions from unconsolidated joint ventures                 1,560,000            1,603,000
    Sale of Pacific Gulf Properties Inc. common stock                       12,139,000                    -
    Sale of Phoenix properties                                               8,103,000                    -
    Dividends received from Pacific Gulf Properties Inc. in 1995                     -              612,000
                                                                          ------------          -----------
    Net cash provided by (used in) investing activities                     18,635,000           (3,448,000)
                                                                          ------------          -----------

Cash flows from financing activities:
   Proceeds from bank loans payable                                                  -            4,300,000
   Repayment of real estate loans payable                                   (6,094,000)            (293,000)
   Repayment of bank loans payable                                         (18,650,000)                   -
   Increase (decrease) in due to Operating Company                           2,580,000           (1,310,000)
   Dividends paid                                                           (4,553,000)          (4,503,000)
   Issuance of common stock from restricted stock awards                             -               13,000
                                                                          ------------          -----------
   Net cash used in financing activities                                   (26,717,000)          (1,793,000)
                                                                          ------------          -----------

Net (decrease) increase in cash and cash equivalents                           (42,000)           2,580,000

Cash at beginning of year                                                      167,000            2,251,000
                                                                           ------------          -----------

Cash and cash equivalents at June 30,                                     $    125,000          $ 4,831,000
                                                                          ============          ===========

See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                             JUNE 30,             DECEMBER 31,
                                                                               1996                   1995
                                                                           -------------          -------------
                                                                           (Unaudited)

ASSETS
Current assets
   Cash                                                                     $    68,000            $11,188,000
   Short-term investments, at cost (approximates market)                      9,468,000              2,522,000
   Accounts receivable                                                        4,332,000              3,113,000
   Prepaid expenses and other assets                                            121,000                777,000
   Due from Realty                                                            2,995,000                415,000
                                                                            -----------            -----------
     Total current assets                                                    16,984,000             18,015,000

Investment in common stock of Realty                                          2,122,000              2,122,000
Property, plant and equipment, less accumulated
   depreciation of $27,341,000 and $24,968,000                               17,728,000             19,233,000
                                                                            -----------            -----------

                                                                            $36,834,000            $39,370,000
                                                                            ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                         $ 5,853,000            $10,788,000
   Other liabilities                                                         12,241,000             11,693,000
   Bank loans payable                                                           908,000                868,000
   Income taxes                                                                       -                326,000
                                                                            -----------            -----------
   Total current liabilities                                                 19,002,000             23,675,000

Bank loans payable                                                              403,000                867,000
Deferred revenues                                                             2,198,000              2,379,000
Deferred income taxes                                                         1,229,000              1,239,000
                                                                            -----------            -----------
                                                                             22,832,000             28,160,000
                                                                            -----------            -----------

Shareholders' equity
   Preferred stock, $.10 par value; authorized 6,000,000
     shares; none issued                                                              -                      -
   Common stock, $.10 par value; authorized 19,000,000
     shares; issued and outstanding 11,270,500 shares                         1,127,000              1,127,000
   Additional paid-in capital                                                20,736,000             20,736,000
   Unearned compensation expense                                               (854,000)            (1,209,000)
   Retained earnings (deficit)                                               (7,007,000)            (9,444,000)
                                                                            -----------            -----------
                                                                             14,002,000             11,210,000
                                                                            -----------            -----------

                                                                            $36,834,000            $39,370,000
                                                                            ===========            ===========


See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                       THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                       ---------------------------   ---------------------------
                                           1996           1995           1996           1995
                                       ------------   ------------   ------------   ------------
Revenues
 Wagering commissions                   $ 8,257,000    $ 9,366,000    $35,611,000    $35,750,000
 Admission related                        5,634,000      5,967,000     16,361,000     16,424,000
 Interest and other                         202,000        239,000        388,000        401,000
                                        -----------    -----------    -----------    -----------
                                         14,093,000     15,572,000     52,360,000     52,575,000
                                        -----------    -----------    -----------    -----------

Costs and expenses
 Horse racing operating costs            10,309,000     10,769,000     35,199,000     34,433,000
 Depreciation and amortization              616,000        553,000      2,373,000      2,655,000
 General and administrative               1,028,000      1,439,000      3,502,000      4,139,000
 Interest                                    69,000         87,000        142,000        178,000
 Rental expense to Realty                 1,992,000      2,374,000      8,707,000      8,852,000
                                        -----------    -----------    -----------    -----------
                                         14,014,000     15,222,000     49,923,000     50,257,000
                                        -----------    -----------    -----------    -----------

Net income                              $    79,000    $   350,000    $ 2,437,000    $ 2,318,000
                                        ===========    ===========    ===========    ===========


Weighted average number of common
 shares outstanding                      11,270,500     11,168,904     11,270,500     11,156,448
                                        ===========    ===========    ===========    ===========


Net income per common share             $       .01    $       .03    $       .22    $       .21
                                        ===========    ===========    ===========    ===========


See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)

                                                                             1996                   1995
                                                                         ------------           -------------
Cash flows from operating activities:
    Net income                                                            $ 2,437,000              $ 2,318,000
    Adjustments to reconcile net income to net
       cash used in operating activities:
          Depreciation and amortization                                     2,373,000                2,655,000
          Amortization of unearned compensation expense                       355,000                  377,000
          Deferred income taxes                                              (404,000)                  68,000
          Net increase in certain other assets                               (563,000)              (1,184,000)
          Net decrease in certain other liabilities                        (4,500,000)              (5,814,000)
                                                                          -----------               -----------
    Net cash used in operating activities                                    (302,000)              (1,580,000)
                                                                          -----------               -----------
Cash flows from investing activities:
    Additions to property, plant and equipment                               (868,000)              (1,965,000)
                                                                          -----------              -----------
Cash flows from financing activities:
    Repayment of bank loans payable                                          (424,000)                (388,000)
    (Increase) decrease in due from Realty                                 (2,580,000)               1,310,000
                                                                          -----------              -----------
    Net cash (used in) provided by financing activities                    (3,004,000)                 922,000
                                                                          -----------              -----------

Net decrease in cash and cash equivalents                                  (4,174,000)              (2,623,000)

Cash and cash equivalents at beginning of year                             13,710,000               12,843,000
                                                                          -----------              -----------

Cash and cash equivalents at June 30,                                     $ 9,536,000              $10,220,000
                                                                          ===========              ===========

See accompanying notes.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Prior to 1996, real estate assets held for investment and used in operations were carried at depreciated cost, subject to tests for impairment, and consisted of land, buildings and related improvements. The carrying values of such assets were reviewed for impairment when certain events and circumstances (including operating results and change in use) indicated that such assets might be impaired if impairment indicators were present. The sum of the undiscounted cash flows estimated to be generated by an individual asset over its remaining estimated useful life was compared to its carrying value. If the carrying value exceeded the estimated undiscounted cash flow, then the carrying value was written down by the amount of the shortfall. Real estate assets to be sold were carried at the lower of depreciated cost or estimated sales price less costs to sell.

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

NOTE 2 - RESTATEMENT

     Historically, Realty and its partners have viewed Towson Town Center and the Joppa parcel as a common economic component since the properties had common ownership, were physically adjacent and were both commercial retail operations. Prior to Realty's decision to dispose of its non-core real estate assets in 1995, Realty's investments in H-T Associates and Joppa Associates were evaluated for impairment on a combined basis (see "Note 5 - Investments in Unconsolidated Joint Ventures"). In addition, Realty historically recorded its share of Joppa Associates' losses based on Realty's 33 1/3% interest. During 1996, it was determined that those two investments should have been evaluated for impairment on a separate basis. Also, Realty determined that since it was probable that one of Realty's partners would not bear its share of losses,

Realty should have been recording 50%, not 33 1/3%, of Joppa Associates losses. Accordingly, the impairment loss recorded in the 1995 financial statements related to Joppa Associates should have been reported in prior years when the investment was impaired as a result of reduced expansion plans for Towson Town Center and the related Joppa parcel. Additionally, net income as originally reported for the three months and six months ended June 30, 1996, did not reflect the loss of $850,000 on sale of Pacific Gulf Properties Inc. ("Pacific") common stock and the loss of $5,000 on the sale of the three neighborhood shopping centers in Phoenix, Arizona, (see "Note 3 - Disposition of Non-Core Real Estate Assets"), as these losses had been offset against expected gains on other properties remaining to be sold. Realty has restated its financial statements to reflect these items in the period in which the transactions occurred. The restatement has the following impact.


                                                    THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                       ------------------------   -------------------------
                                                       1996            1995        1996          1995
                                                       ----------      --------    ----------    ----------
Losses from unconsolidated joint ventures:
 As originally reported                                $  199,000      $334,000    $  538,000    $  936,000
 As restated                                              261,000       402,000       667,000     1,076,000
Program for disposition of non-core real
  estate assets:
 As originally reported                                $      -        $      -    $        -    $        -
 As restated                                              855,000             -       855,000             -
Net income:
 As originally reported                                $1,325,000      $332,000    $7,048,000    $5,123,000
 As restated                                              408,000       264,000     6,064,000     4,983,000
Net Income per common share:
 As originally reported                                $      .12      $    .03    $      .62    $      .45
 As restated                                                  .04           .02           .53           .44

NOTE 3 - DISPOSITION OF NON-CORE REAL ESTATE ASSETS

     During 1995, Realty adopted a plan to dispose of its non-core real estate assets. The objective of the plan was to reduce Realty's debt levels, improve financial flexibility and improve capital availability for the construction of a major commercial development on excess land at Santa Anita Park. Accordingly, Realty reduced the book value of assets intended to be sold to their estimated sales price less costs of sale, resulting in a nonrecurring charge in 1995 of $30,300,000 (after restatement), reflected as "Program for disposition of non-core real estate assets" in The Santa Anita Companies and Realty statements of operations for the year ended December 31, 1995. The assets to be disposed of at December 31, 1995 consisted of six neighborhood shopping centers in Southern California, and Phoenix, Arizona, two office buildings in Santa Ana and Upland, California, an investment in Joppa Associates, a partnership which owns a vacant retail facility and undeveloped land adjacent to Towson Town Center shopping center in Maryland (see "Note 5 - Investments in Unconsolidated Joint Ventures" and "Note 2 - Restatement"), an investment in French Valley Ventures, a partnership which owns undeveloped land in Temecula, California, and mortgage notes receivable. During 1996, the disposition plan was expanded to include an investment in Pacific common stock (see "Note 4 - Investment in Pacific Gulf Properties Inc.").



                                                            SIX MONTHS ENDED JUNE 30, 1996
                               1995        ----------------------------------------------------------------
                           -------------     BEGINNING
                             NET ASSET       NET BOOK                                              ENDING
                            (REDUCTION)        VALUE        ADDITIONS       SALES      LOSS ON    NET BOOK
                           (AS RESTATED)   (AS RESTATED)   (REDUCTIONS)    PROCEEDS      SALE       VALUE
                           -------------   -------------   ------------   ----------   --------   ---------
                                                           (IN THOUSANDS)
1995 PROGRAM
Neighborhood Shopping
   Centers                     $(14,580)        $19,673          $ 555     $ (8,103)     $  (5)    $12,120
Office Buildings                (13,020)          7,699            383            -          -       8,082
Investment in French
   Valley                          (200)            280              -            -          -         280
Investment in Joppa
   Associates                         -          (2,235)          (376)           -          -      (2,611)
Notes Receivable                 (2,500)         10,954           (140)           -          -      10,814

1996 PROGRAM
Investment in Pacific
   Stock                              -          12,967             22      (12,139)      (850)          -
                               --------         -------          -----     --------      -----     -------
                               $(30,300)        $49,338          $ 444     $(20,242)     $(855)    $28,685
                               ========         =======          =====     ========      =====     =======

     During the 1996 second quarter, Realty completed the sale of three neighborhood shopping centers in Phoenix, Arizona, for net proceeds totaling $8,103,000, resulting in a loss on the sale of $5,000 and sold its investment in Pacific common stock for net proceeds of $12,139,000, resulting in a loss of $850,000. The total nonrecurring charge for the asset disposal program in the 1996 second quarter of $855,000 was reflected as "Program for disposition of non-core real estate assets" in The Santa Anita Companies and Realty statements of operations.

     Included in the results of operations for the three months ended June 30, 1996, were operating income, net of interest expense, of $136,000 pertaining to the commercial properties sold and $405,000 pertaining to the commercial properties to be sold, a loss of $186,000 pertaining to the unconsolidated joint venture to be sold, a loss of $21,000 pertaining to the consolidated joint venture to be sold and interest income of $269,000 pertaining to the notes receivable to be sold.

     Included in the results of operations for the six months ended June 30, 1996, were operating income, net of interest expense, of $255,000 pertaining to the commercial properties sold and $771,000 pertaining to the commercial properties to be sold, a loss of $387,000 pertaining to the unconsolidated joint venture to be sold, a loss of $32,000 pertaining to the consolidated joint venture to be sold and interest income of $535,000 pertaining to the notes receivable to be sold.

NOTE 4 - INVESTMENT IN PACIFIC GULF PROPERTIES INC.

     As of December 31, 1995, Realty owned 784,419 shares of Pacific common stock and accounted for its investment under the equity method of accounting. Effective January 1, 1996, Realty accounted for its investment under the cost method of accounting. Realty changed its method of accounting in 1996 since it no longer had a common board member with Pacific and determined it no longer had the ability to exercise significant influence.

     On May 30, 1996, Realty sold its shares of Pacific common stock pursuant to the terms of an underwritten, registered public offering, at a gross selling price of $16.375 per share. The loss on the sale of Pacific common stock of $850,000 was reflected as "Program for disposition of non-core real estate assets" in The Santa Anita Companies and Realty statements of operations.

NOTE 5 - INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

     Realty's investments in unconsolidated joint ventures include investments in the following commercial real estate ventures at June 30, 1996:

                         NAME           OWNERSHIP     PROJECT
                 -------------------   ----------   -------------
                 Anita Associates             50%   Regional mall
                 H-T Associates               50%   Regional mall
                 Joppa Associates             50%   Retail

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

     During the 1995 fourth quarter, Realty reevaluated its consolidation policy with respect to 50% owned joint ventures that had been previously consolidated. Realty determined that it did not have sufficient involvement in these joint ventures to warrant consolidation and reported these joint ventures on the equity method at December 31, 1995. All prior period financial statements and disclosures have been restated to conform to this presentation. The restatement had no effect on reported net income for the six months ended June 30, 1995 or shareholders' equity as of June 30, 1995, but did have the effect of reducing Realty's assets and liabilities by $59,649,000 at June 30, 1995, and of reducing Realty's revenues and expenses by $5,781,000 for the six months ended June 30, 1995.

     Combined condensed financial statement information for unconsolidated joint ventures as of June 30, 1996 and December 31, 1995, and for the six months ended June 30, 1996 and 1995, is as follows (unaudited except for financial statement information as of December 31, 1995):

                                    JUNE 30,       DECEMBER 31,
                                      1996             1995
                                 --------------   --------------
                                           (Restated)
Real estate assets                $259,297,000     $259,168,000
                                  ============     ============

Liabilities
  Secured real estate loans       $241,933,000     $242,332,000
  Other                             40,799,000       35,558,000
                                  ------------     ------------
                                  $282,732,000     $277,890,000
                                  ============     ============

Partners' equity
  Realty                          $(11,693,000)    $ (9,359,000)
  Others                           (11,742,000)      (9,363,000)
                                  ------------     ------------
                                  $(23,435,000)    $(18,722,000)
                                  ============     ============



                         SIX MONTHS ENDED JUNE 30,
                       -----------------------------
                           1996            1995
                       -------------   -------------
                                (Restated)

         Revenues       $18,124,000     $16,691,000
                        ===========     ===========

         Net Loss
           Realty       $  (667,000)    $(1,076,000)
           Others        (1,326,000)     (1,818,000)
                        -----------     -----------
                        $(1,993,000)    $(2,894,000)
                        ===========     ===========

     A major expansion of Towson Town Center opened in 1991. Prior to the development of this expansion, Realty and its partners acquired and planned to develop the Joppa parcel. Subsequently, the partners actively pursued alternative retail/entertainment projects for the Joppa parcel until the 1995 third quarter, when development activities ceased and the parcel was placed for sale. Prior to this decision, no impairment loss was recognized since the expected undiscounted cash flow from the combined Towson/Joppa investment provided recovery of net book value over a period substantially less than the remaining useful life of the properties. During 1996, Realty determined that the two properties should have been analyzed on a separate basis with respect to impairment (see "Note 3 - Disposition of Non-Core Real Estate Assets") and restated prior periods to reflect impairment of the Joppa property.

     During 1996 and 1995, Realty determined that proceeds from the sale of the Joppa property combined with partnership cash would be insufficient to pay partnership debts, primarily a mortgage on partnership property of $16,494,000 due October 31, 1996 (which mortgage was subject to a Realty corporate guarantee of $8,247,000).

     As a result, it was anticipated that Realty would be required to make an additional capital contribution to the partnership of approximately $4,350,000, net of estimated proceeds of $2,500,000 on sale of the Joppa property. During the 1995 fourth quarter, Realty funded $1,855,000 of this obligation. At June 30, 1996 and December 31, 1995, Realty's investment balance in Joppa Associates was a credit of $2,611,000 and $2,235,000.

NOTE 6 - SANTA ANITA COMMERCIAL CENTER

     The development, construction and operation of a major commercial center on excess land at Santa Anita Park has been a corporate strategy of Realty since 1994. In March 1995, Realty submitted zoning and general plan amendment applications to the City of Arcadia for the development of a 1.5 million square foot retail/entertainment project on 125 acres. In June 1995, Realty filed with the City of Arcadia a specific plan application for the project. In April 1996, Realty made the strategic decision to withdraw the 1.5 million square foot specific plan application due to mitigation and public use requirements which were likely to be imposed on the project. Subsequent to the specific plan application withdrawal, Realty management continued development plans for the larger project and continued to pursue a land use designation in the City's general plan to accommodate the project. At June 30, 1996, $5,175,000 of Commercial Center development costs associated with entitlement, planning and leasing activities have been reflected in "Prepaid expenses and other assets" in The Santa Anita Companies and Realty balance sheets.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SANTA ANITA REALTY ENTERPRISES, INC.

     The following narrative discusses Realty's results of operations for the second quarter and six months ended June 30, 1996 and 1995, together with liquidity and capital resources as of June 30, 1996.

     RESULTS OF OPERATIONS - SECOND QUARTER 1996 COMPARED WITH SECOND QUARTER
             1995

     Realty's revenues are derived principally from the rental of real property. Total revenues for the three months ended June 30, 1996 were $4,240,000, compared with $4,795,000 for the three months ended June 30, 1995, a decrease of 11.6%. The lower 1996 revenues were due primarily to a decrease in Santa Anita Racetrack rental revenues and a decrease in rental revenues from the other real estate investments.

     The most significant source of rental revenue is the lease of Santa Anita Racetrack. Racetrack rental revenues for 1996 were $1,992,000, a decrease of 16.1% from revenues of $2,374,000 in 1995. The decrease in rental revenues was due to the decrease in total wagering resulting from fewer race days.

     Rental revenues from other real estate investments in 1996 were $1,971,000, a decrease of 7.2% from revenues of $2,125,000 in 1995. The decrease in 1996 was due primarily to the sale of the three neighborhood shopping centers located in Phoenix, Arizona, effective June 3, 1996.

     Costs and expenses were $2,977,000 in 1996 (excluding costs associated with the program for disposition of non-core real estate assets totaling $855,000 - see "Note 2 - Restatement" and "Note 3 - Disposition of Non-Core Real Estate Assets"), a decrease of 22.3% from costs and expenses of $3,831,000 in 1995 (excluding the costs of an equity offering which was withdrawn). The decrease resulted primarily from decreases in depreciation and amortization expense of $550,000 and interest and other expense of $362,000.

     The decrease in depreciation and amortization expense was due to no depreciation expense being taken in 1996 on the assets held for sale, which treatment is in accordance with FAS No. 121. The decrease in interest and other expense is due to payoff of the mortgage loan on the Santa Ana office building in November 1995, payoff of the mortgage loans on the three Phoenix shopping centers, effective June 3, 1996, and pay down of borrowings under the revolving credit agreement in May 1996, utilizing proceeds from the sale of Pacific common stock.

     RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX
             MONTHS ENDED JUNE 30, 1995

     Total revenues for the six months ended June 30, 1996 were $13,562,000, compared with $13,861,000 for the six months ended June 30, 1995, a decrease of 2.2%. The lower 1996 revenues were due primarily to a decrease in Santa Anita Racetrack rental revenues and a decrease in rental revenues from the other real estate investments.

     Racetrack rental revenues for 1996 were $8,707,000, a decrease of 1.6% from revenues of $8,852,000 in 1995. The decrease in rental revenues was due to the decrease in on-track and California satellite wagering partially offset by the increase in out-of-state wagering.

     Rental revenues from other real estate investments in 1996 were $3,987,000, a decrease of 6.3% from revenues of $4,255,000 in 1995. The decrease in 1996 was due primarily to the sale of the three neighborhood shopping centers located in Phoenix, Arizona, effective June 3, 1996.

     Costs and expenses were $6,643,000 in 1996 (excluding costs associated with the program for disposition of non-core real estate assets totaling $855,000 - see "Note 2 - Restatement" and "Note 3 - Disposition of Non-Core Real Estate Assets"), a decrease of 18.8% from costs and expenses of $8,178,000 in 1995 (excluding the costs of an equity offering which was withdrawn). The decrease resulted primarily from decreases in depreciation and amortization expense of $1,019,000 and interest and other expense of $538,000.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX
             MONTHS ENDED JUNE 30, 1995 (CONTINUED)

     The decrease in depreciation and amortization expense was due to no depreciation expense being taken in 1996 on the assets held for sale, which treatment is in accordance with FAS No. 121. The decrease in interest expense is due to payoff of the mortgage loan on the Santa Ana office building in November 1995, payoff of the mortgage loans on the three Phoenix shopping centers, effective June 3, 1996, and pay down of borrowings under the revolving credit agreement in May 1996, utilizing proceeds from the sale of Pacific common stock.

     LIQUIDITY AND CAPITAL RESOURCES

     Realty has funds available from a combination of short- and long-term sources. Short-term sources included cash of $125,000 at June 30, 1996.

     The decrease in cash for the six months ended June 30, 1996 was $42,000, compared with an increase in cash of $2,580,000 for the six months ended June 30, 1995. The comparative decrease in cash of $2,622,000 was attributable an increase of $219,000 in cash provided by operating activities and an increase of $22,083,000 in cash provided by investing activities, partially offset by an increase of $24,924,000 in cash used in financing activities.

     The increase in cash provided by operating activities of $219,000 was due primarily to equity offering costs of $700,000 in 1995 and to a decrease in other assets, primarily accounts receivable and prepaid expenses, of $28,000 in 1996 compared with a decrease in other assets, primarily accounts receivable and prepaid expenses, of $440,000 in 1995. These increases in cash provided were partially offset by a decrease in other liabilities, primarily accounts payable and accrued liabilities, of $632,000 in 1996, compared with an increase in other liabilities, primarily accounts payable and accrued liabilities, of $246,000 in 1995.

     The increase in cash provided by investing activities of $22,083,000 in 1996 was due primarily to cash received on the sale of Pacific common stock of $12,139,000 and on the sale of the Phoenix properties of $8,103,000, a decrease of $1,366,000 in additions to certain other assets, primarily the purchase of the option on the Bell casino in 1995, partially offset by an increase in expenditures associated with development of the Santa Anita Commercial Center, and a decrease of $1,097,000 in investments in and advances to unconsolidated joint ventures. These increases in cash provided were partially offset by dividends of $612,000 received from Pacific in 1995.

     The increase in cash used in financing activities of $24,924,000 in 1996 was due primarily to repayment of borrowings under the revolving credit agreement of $18,650,000 in 1996, compared with additional borrowings under the revolving credit agreement of $4,300,000 in 1995, and an increase in repayment of mortgage loans payables of $5,801,000. These increases in cash used were partially offset by an increase in intercompany payables of $2,580,000 in 1996, compared with a decrease of $1,310,000 in 1995.

     In January 1996, Realty's revolving credit agreement with a commercial bank was extended to June 30, 1996 and available borrowings were reduced to $20,000,000. In June 1996, the revolving credit agreement was further extended to February 1, 1997. At June 30, 1996, Realty had borrowed $2,300,000 under this facility. Borrowings bear interest, at Realty's option, at the prime rate, at LIBOR plus 1%, or at the six-month certificate of deposit rate plus 1%. Effective July 1, 1996, the interest rate spread on LIBOR and certificate of deposit based borrowings was increased to 1 1/4%. Realty's Racetrack rental revenues have been pledged as collateral under the credit agreement.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     The revolving credit agreement contains a restriction on the payment of dividends, in any twelve-month period, to the greater of $.80 per share or the minimum amount necessary to maintain Realty's status as a real estate investment trust or to avoid the imposition of federal income tax or excise tax. Realty's current dividend policy is in compliance with this dividend restriction. Additionally, at June 30, 1996, Realty was in compliance with the other financial ratio and maintenance restrictions.

SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

     The following narrative discusses Operating Company's results of operations for the second quarter and six months ended June 30, 1996 and 1995, together with liquidity and capital resources as of June 30, 1996.

     RESULTS OF OPERATIONS - SECOND QUARTER 1996 COMPARED WITH SECOND QUARTER
             1995

     Operating Company derives its revenues from thoroughbred horse racing activities. Horse racing revenues in the second quarter of 1996 were $13,891,000, down 9.4% from $15,333,000 in 1995, primarily due to a decrease in the number of race days, on-track attendance and total wagering.

     In the second quarter of 1996, live thoroughbred horse racing at Santa Anita Racetrack totaled 16 days compared with 19 days in the same period last year. Total and average daily on-track attendance at the live racing events in the second quarter of 1996 were down 15.9% and .1% from the comparable year ago period. Total wagering in the second quarter of 1996 was down 8.0% while average daily wagering was up 9.2% compared with the same period last year. The major components of the wagering mix changed in the second quarter of 1996 compared with the same period last year as follows: total and average daily on-track wagering decreased 18.2% and 2.8%; total and average daily wagering at Southern California satellite locations decreased 19.6% and 4.5%; total and average daily wagering at out-of-state locations increased 30.5% and 54.9%; and total wagering at Northern California locations decreased 15.6% while average daily wagering increased .2%.

     Also, in the second quarter ended June 30, Santa Anita Racetrack operated 51 days in 1996 and 48 days in 1995 as a satellite wagering facility for Hollywood Park. Total attendance as a satellite wagering facility was up 2.1% while average daily attendance was down 3.9% compared with the year ago period. Total wagering was up 2.9% while average daily wagering was down 3.2% for the second quarter of 1996 compared with the same period last year.

     Management anticipates that the movement from on-track attendance and wagering to off-site is likely to continue. The growth rate in off-site wagering is dependent primarily upon such factors as Operating Company's ability to access new markets and the removal of various legal barriers which inhibit entry into such markets.

     Horse racing operating costs in the second quarter of 1996 were $10,309,000 (or 74.2% of horse racing revenues) compared with $10,769,000 (or 70.2% of horse racing revenues) in the same period last year. The operating margin decline in the second quarter of 1996 compared with the same period last year was primarily due to a refinement of Operating Company's method of determining annual fixed costs and charging those costs and expenses against income when thoroughbred horse racing revenues are recognized.

     Depreciation expense in the second quarter of 1996 was $616,000, or $63,000 lower than the $553,000 in the comparable period last year. General and administrative expenses were $1,028,000 in the second quarter of 1996, a decrease of 28.5% from the $1,439,000 in the comparable period last year due to lower shareholder related expenses and administrative salaries. Interest expense decreased to $69,000 in the second quarter of 1996 from $87,000 in the second quarter of 1995.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     RESULTS OF OPERATIONS - SECOND QUARTER 1996 COMPARED WITH SECOND QUARTER
             1995 (CONTINUED)

     Rental expense to Realty was $1,992,000 in the second quarter of 1996 compared with $2,374,000 in the same period last year. The decrease in rental expense of 16.1% was due to the decrease in total wagering resulting from fewer race days. Under the lease terms between LATC and Realty, LATC pays to Realty 1.5% of the on-track wagering on live races at Santa Anita Racetrack and 26.5% of its wagering commissions from all satellite wagering.

     Due to the revenue and expense items previously discussed, Operating Company reported net income in the second quarter of 1996 of $79,000 or $.01 per share, compared with net income of $350,000 or $.03 per share for the same period in 1995.

     RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX
             MONTHS ENDED JUNE 30, 1995

     Horse racing revenues in the first six months of 1996 were $51,972,000, down .4% from $52,174,000 in 1995, primarily due to fewer live race days and lower on-track attendance and wagering.

     In the first six months of 1996, live thoroughbred horse racing at Santa Anita Racetrack totaled 82 days compared with 83 days in the same period last year. Total average daily on-track attendance at the live racing events in the first six months of 1996 were down 5.5% and 4.3% from the comparable year ago period. Total and average daily wagering in the first six months of 1996 were up 4.6% and 5.8% compared with the same period last year. The major components of the wagering mix changed in the first six months of 1996 compared with the same period last year as follows: total and average daily on-track wagering decreased 4.4% and 3.3%; total and average daily wagering at Southern California satellite locations decreased 4.5% and 3.3%; total and average daily wagering at out-of-state locations increased 35.4% and 37.1%; and total and average wagering at Northern California locations decreased 5.4% and 4.2%.

     Also, in the first six months of the year, Santa Anita Racetrack operated 51 days in 1996 and 48 days in 1995 as a satellite wagering facility for Hollywood Park. Total attendance as a satellite wagering facility was up 2.1% while average daily attendance was down 3.9% compared with the year ago period. Total wagering was up 2.9% while average daily wagering was down 3.2% for the first six months of 1996 compared with the same period last year.

     Management anticipates that the movement from on-track attendance and wagering to off-site is likely to continue. The growth rate in off-site wagering is dependent primarily upon such factors as Operating Company's ability to access new markets and the removal of various legal barriers which inhibit entry into such markets.

     Horse racing operating costs in the first six months of 1996 were $35,199,000 (or 67.7% of horse racing revenues) compared with $34,433,000 (or 66.0% of horse racing revenues) in the same period last year. The operating margin decline in the first six months of 1996 compared with the same period last year was primarily due to a refinement of Operating Company's method of determining annual fixed costs and charging those costs and expenses against income when thoroughbred horse racing revenues are recognized.

     Depreciation expense in the first six months of 1996 was $2,373,000, or $282,000 lower than the $2,655,000 in the comparable period last year. The 1995 depreciation expense includes an accelerated depreciation charge of $432,000 on the Santa Anita Racetrack turf course, which was replaced in April 1995. General and administrative expenses were $3,502,000 in the first six months of 1996, a decrease of 15.4% from the $4,139,000 in the comparable period last year due to lower shareholder related expenses and administrative salaries. Interest expense decreased to $142,000 in the first six months of 1996 from $178,000 in the first six months of 1995.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX
             MONTHS ENDED JUNE 30, 1995 (CONTINUED)

     Rental expense to Realty was $8,707,000 in the first six months of 1996 compared with $8,852,000 in the same period last year. The decrease in rental expense of 1.6% was due to the decrease in on-track and California satellite wagering partially offset by the increase in out-of-state wagering. Under the lease terms between LATC and Realty, LATC pays to Realty 1.5% of the on-track wagering on live races at Santa Anita Racetrack and 26.5% of its wagering commissions from all satellite wagering.

     Due to the revenue and expense items previously discussed, Operating Company reported net income in the first six months of 1996 of $2,437,000 or $.22 per share, compared with net income of $2,318,000 or $.21 per share for the same period in 1995.

     SEASONALITY

     Operating Company's operations are subject to seasonal fluctuations. Operating Company recognizes the majority of its revenues in the first quarter due to live racing activity at Santa Anita. Therefore, the results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

     LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1996, Operating Company's sources of liquidity included cash and short-term investments of $9,536,000, together with a verbal commitment from Realty to provide up to $10,000,000 in short-term borrowings. In addition, Realty has guaranteed an Operating Company capital lease of $1,311,000. Operating Company's ability to utilize Realty's line of credit is dependent upon Realty's liquidity and capital resources. (See Item 2. "Managements' Discussion and Analysis of Financial Condition and Results of Operations - Santa Anita Realty Enterprises, Inc. - Liquidity and Capital Resources"). For the six months ended June 30, 1996, short-term investments earned interest income of $340,000.

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

     Operating Company generated $1,551,000 less cash from operations in the first six months of 1996 compared with the same period last year. Net cash used by operating activities was $302,000 in 1996 compared with $1,580,000 in 1995. The increase in cash from operating activities was primarily due to the accrual of liabilities partially offset by the payment of California Franchise Taxes.

     Net cash used in investment activities was $868,000 in the first six months of 1996 compared with $1,965,000 in the same period last year. The $1,097,000 decrease in cash used in investment activities was attributable to a lower level of capital improvements at Santa Anita Racetrack in 1996.

     Net cash used in financing activities was $3,004,000 in the first six months of 1996 compared with net cash provided by financing activities of $922,000 in the same period last year. In the first six months of 1996, Operating Company prepaid their rental payments due to Realty.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Realty and Operating Company have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

SANTA ANITA REALTY ENTERPRISES, INC.   SANTA ANITA OPERATING COMPANY





By:  BRIAN L. FLEMING                  By:    WILLIAM C. BAKER
     ----------------------------             -----------------------------
     Brian L. Fleming                         William C. Baker
     Acting President and                     Chairman of the Board
     Chief Executive Officer                  and Chief Executive Officer
     and Executive Vice President             (Principal Executive Officer)
     and Chief Financial Officer
     (Principal Executive and
     Financial Officer)


     Date:  April 25, 1997                    Date:  April 25, 1997





By:  ROGER C. ALLEN                    By:    ELIZABETH P. HAUG
     ---------------------------              -----------------------------
     Roger C. Allen                           Elizabeth P. Haug
     Controller                               Controller
     (Principal Accounting Officer)           (Principal Financial and
                                              Accounting Officer)


     Date:  April 25, 1997                    Date:  April 25, 1997