Form 10-Q/A
period 1996-09-30
SANTA ANITA REALTY ENTERPRISES INC; SANTA ANITA OPERATING CO
filed 1997-04-30
CIK 314661, 313749

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from            to
                                           ----------    ----------

Commission file number 0-9109                  Commission file number 0-9110

SANTA ANITA REALTY ENTERPRISES, INC.             SANTA ANITA OPERATING COMPANY
------------------------------------            -------------------------------
   (Exact name of registrant as                   (Exact name of registrant as
     specified in its charter)                      specified in its charter)


           Delaware                                        Delaware
------------------------------------            -------------------------------
(State or other jurisdiction of                 (State or other jurisdiction of
incorporation or organization)                  incorporation or organization)

          95-3520818                                       95-3419438
------------------------------------            -------------------------------
       (I.R.S. Employer                                  (I.R.S. Employer
      Identification No.)                               Identification No.)

301 West Huntington Drive, Suite 405                285 West Huntington Drive
     Arcadia, California 91007                      Arcadia, California 91007
------------------------------------            -------------------------------
  (Address of principal executive               (Address of principal executive
    offices including zip code)                    offices including zip code)

         (818) 574-5550                                  (818) 574-7223
------------------------------------            -------------------------------
  (Registrant's telephone number                (Registrant's telephone number,
      including area code)                            including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                    ---     ---

The number of shares outstanding of each of the issuers' classes of common stock, as of the close of business on November 5, 1996 were:

Santa Anita Realty Enterprises, Inc.            11,497,700
Santa Anita Operating Company                   11,385,200

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES


          The Companies hereby amend Part I. Financial Information - Item 1. Financial Statements and Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, to reflect the restatements described in Notes to Financial Statements - Note 2 - Restatement.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                  FORM 10-Q/A

                                     INDEX


                                                                                       Page No.
PART I.         FINANCIAL INFORMATION                                                     4

                THE SANTA ANITA COMPANIES

                    Combined Balance Sheets as of September 30, 1996 and                  5
                       December 31, 1995

                    Combined Statements of Operations for the three months and nine       6
                       months ended September 30, 1996 and 1995

                    Combined Statements of Cash Flows for the nine months                 7
                       ended September 30, 1996 and 1995

                SANTA ANITA REALTY ENTERPRISES, INC.

                    Consolidated Balance Sheets as of September 30, 1996 and              8
                       December 31, 1995

                    Consolidated Statements of Operations for the three months and nine   9
                       months ended September 30, 1996 and 1995

                    Consolidated Statements of Cash Flows for the nine months            10
                       ended September 30, 1996 and 1995

                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                    Consolidated Balance Sheets as of September 30, 1996 and             11
                       December 31, 1995

                    Consolidated Statements of Operations for the three months and nine  12 months ended September 30, 1996 and 1995

                    Consolidated Statements of Cash Flows for the nine months            13
                       ended September 30, 1996 and 1995

                NOTES TO FINANCIAL STATEMENTS                                            14

                MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL                        20
                    CONDITION AND RESULTS OF OPERATIONS
SIGNATURES                                                                               26

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

                           THE SANTA ANITA COMPANIES

                            COMBINED BALANCE SHEETS

                                                                                            SEPTEMBER 30,
                                                                                                1996        DECEMBER 31,
                                                                                            (UNAUDITED)         1995
                                                                                            --------------   -------------
                                                                                                    (Restated)
                              ASSETS
Real estate assets
  Santa Anita Racetrack, less accumulated depreciation
     of $20,905,000 and $20,216,000                                                        $   9,344,000    $   9,030,000
  Commercial properties, less accumulated depreciation
     of $4,164,000 and $3,631,000                                                              9,871,000       10,342,000
  Commercial properties to be sold, less accumulated
     depreciation of $3,947,000 and $16,737,000                                               12,222,000       27,337,000
  Investments in and advances to unconsolidated joint ventures                                (1,117,000)         871,000
  Real estate loans receivable                                                                10,795,000       10,954,000
                                                                                           -------------    -------------
                                                                                              41,115,000       58,534,000

Cash and cash equivalents                                                                     17,951,000       13,877,000
Accounts receivable                                                                            2,479,000        3,771,000
Prepaid expenses and other assets                                                              8,856,000        6,494,000
Investment in Pacific Gulf Properties Inc.                                                             -       12,967,000
Property, plant and equipment, less accumulated
  depreciation of $27,579,000 and $24,968,000                                                 19,586,000       19,233,000
                                                                                           -------------    -------------

                                                                                           $  89,987,000    $ 114,876,000
                                                                                           =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Real estate loans payable                                                                  $  22,188,000    $  28,389,000
Bank loans payable                                                                             1,091,000       22,685,000
Accounts payable                                                                               6,051,000       11,208,000
Other liabilities                                                                             11,839,000       14,495,000
Income taxes                                                                                           -          326,000
Dividends payable                                                                              2,451,000        2,254,000
Deferred revenues                                                                              1,103,000        2,379,000
Deferred income taxes                                                                          1,229,000        1,239,000
                                                                                           -------------    -------------
                                                                                              45,952,000       82,975,000
                                                                                           -------------    -------------
Series A Redeemable Preferred Stock, $.10 par value; 867,343
  shares authorized, issued and outstanding                                                   15,387,000                -
                                                                                           -------------    -------------

Shareholders' equity
  Preferred stock, $.10 par value; authorized 5,132,657 shares                                         -                -
  Common stock, $.10 par value; authorized 19,000,000
     shares; issued and outstanding 11,385,200 and
     11,270,500 shares                                                                         2,277,000        2,253,000
  Additional paid-in capital                                                                 137,952,000      136,552,000)
  Unearned compensation expense                                                                (676,000)      (1,209,000)
  Retained earnings (deficit)                                                                110,905,000)    (105,695,000
                                                                                           -------------    -------------
                                                                                              28,648,000       31,901,000
                                                                                           -------------    -------------

                                                                                           $  89,987,000    $ 114,876,000
                                                                                           =============    =============


See accompanying notes.

                           THE SANTA ANITA COMPANIES

                       COMBINED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                               THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                              ----------------------------------   --------------------------------
                                                                   1996               1995              1996             1995
                                                              ---------------   ----------------   --------------   ---------------
                                                                          (Restated)                          (Restated)
Revenues
 Horse racing                                                    $ 6,418,000       $  6,133,000       $58,390,000     $ 58,307,000
 Rental property                                                   1,638,000          2,218,000         5,625,000        6,473,000
 Interest and other                                                  384,000            482,000         1,457,000        1,592,000
                                                                 -----------       ------------       -----------     ------------
                                                                   8,440,000          8,833,000        65,472,000       66,372,000
                                                                 -----------       ------------       -----------     ------------

Costs and expenses
 Horse racing operating costs                                      5,384,000          4,952,000        40,583,000       39,385,000
 Rental property operating
     expenses                                                        627,000            686,000         1,999,000        1,921,000
 Depreciation and amortization                                       447,000          1,001,000         3,904,000        5,703,000
 General and administrative                                        2,895,000          1,915,000         8,187,000        7,500,000
 Interest and other                                                  527,000          1,156,000         2,231,000        3,572,000
 Losses from unconsolidated
     joint ventures                                                  514,000            443,000         1,181,000        1,519,000
 Program for disposition of
     non-core real estate assets                                      90,000         26,300,000           945,000       26,300,000
 Costs of equity offering                                                  -                  -                 -          750,000
 Card club option write-off                                                -          2,000,000                 -        2,000,000
                                                                 -----------       ------------       -----------     ------------
                                                                  10,484,000         38,453,000        59,030,000       88,650,000
                                                                 -----------       ------------       -----------     ------------

Net income (loss)                                                 (2,044,000)       (29,620,000)        6,442,000      (22,278,000)
Preferred stock dividends                                          4,865,000                  -         4,865,000                -
                                                                 -----------       ------------       -----------     ------------

Net income (loss) applicable to common shares                    $(6,909,000)     $ (29,620,000)      $ 1,577,000     $(22,278,000)
                                                                 ===========      =============       ===========     ============

Weighted average common shares outstanding                        11,302,437         11,270,500        11,281,223       11,194,883
                                                                 ===========      =============       ===========     ============

Net income (loss) per common share                               $      (.61)     $       (2.63)      $       .14     $      (1.99)
                                                                 ===========      =============       ===========     ============

Dividends declared per common share                              $      .20       $         .20       $        .60    $        .60
                                                                 ===========      =============       ============    ============


See accompanying notes.

                           THE SANTA ANITA COMPANIES

                       COMBINED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (Unaudited)

                                                                                   1996             1995
                                                                              -------------   --------------
                                                                                        (Restated)
Cash flows from operating activities:
  Net income (loss)                                                            $  6,442,000     $(22,278,000)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                                              3,904,000        5,703,000
       Amortization of unearned compensation expense                                533,000          469,000
       Equity in losses of unconsolidated joint ventures                          1,181,000        1,519,000
       Equity in earnings from investment in
           Pacific Gulf Properties Inc.                                                   -         (261,000)
       Program for disposition of non-core real estate assets                       945,000       26,300,000
       Card club option write-off                                                         -        2,000,000
       Deferred income taxes                                                       (404,000)          68,000
       Net decrease in certain other assets                                         510,000        1,140,000
       Net decrease in certain other liabilities                                 (9,021,000)     (10,157,000)
                                                                                 ----------       ----------
  Net cash provided by operating activities                                       4,090,000        4,503,000
                                                                                 ----------       ----------
Cash flows from investing activities:
  Payments received on loans receivable                                             175,000          343,000
  Additions and improvements to real estate assets                               (1,864,000)      (2,028,000)
  Additions to property, plant and equipment                                     (2,964,000)      (3,246,000)
  Additions to certain other assets                                              (2,306,000)      (4,055,000)
  Investments in and advances to unconsolidated joint ventures                   (1,111,000)      (2,280,000)
  Capital distributions from unconsolidated joint ventures                        1,918,000        1,887,000
  Sale of Pacific Gulf Properties Inc. common stock                              12,139,000                -
  Sale of non-core real estate assets                                            16,436,000                -
  Dividends received from Pacific Gulf Properties Inc. in 1995                            -          918,000
                                                                                 ----------       ----------
  Net cash provided by (used in) investing activities                            22,423,000       (8,461,000)
                                                                                 ----------       ----------
Cash flows from financing activities:
  Proceeds from bank loans payable                                                        -        4,400,000
  Repayment of real estate loans payable                                         (6,201,000)        (444,000)
  Repayment of bank loans payable                                               (21,594,000)        (589,000)
  Dividends paid                                                                 (6,763,000)      (6,712,000)
  Issuance of common and preferred stock                                         12,085,000                -
  Exercise of stock options                                                          34,000                -
  Issuance of common stock from restricted stock awards                                   -           13,000
                                                                                 ----------       ----------
  Net cash used in financing activities                                         (22,439,000)      (3,332,000)
                                                                                 ----------       ----------

Net increase (decrease) in cash and cash equivalents                              4,074,000       (7,290,000)

Cash and cash equivalents at beginning of year                                   13,877,000       15,094,000
                                                                                 ----------       ----------
Cash and cash equivalents at September 30,                                       17,951,000        7,804,000
                                                                                 ==========       ==========


See accompanying notes.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                          CONSOLIDATED BALANCE SHEETS



                                                                                           SEPTEMBER 30,
                                                                                               1996         DECEMBER 31,
                                                                                            (UNAUDITED)         1995
                                                                                           --------------   -------------
                                                                                                    (Restated)


                                                              ASSETS
Real estate assets
  Santa Anita Racetrack, less accumulated depreciation
     of $20,905,000 and $20,216,000                                                        $   9,344,000    $  9,030,000
  Commercial properties, less accumulated depreciation
     of $4,646,000 and $4,068,000                                                             12,531,000      13,047,000
  Commercial properties to be sold, less accumulated
     depreciation of $5,295,000 and $18,085,000                                               12,537,000      27,652,000
  Investments in and advances to unconsolidated joint ventures                                (1,117,000)        871,000
  Real estate loans receivable                                                                10,795,000      10,954,000
                                                                                           -------------    ------------
                                                                                              44,090,000      61,554,000

Cash and cash equivalents                                                                     15,330,000         167,000
Accounts receivable                                                                              405,000         658,000
Prepaid expenses and other assets                                                              8,455,000       5,726,000
Investment in Pacific Gulf Properties Inc.                                                             -      12,967,000
                                                                                           -------------    ------------

                                                                                           $  68,280,000    $ 81,072,000
                                                                                           =============    ============

                                         LIABILITIES AND SHAREHOLDERS' EQUITY

Real estate loans payable                                                                  $  22,188,000    $ 28,389,000
Bank loans payable                                                                                     -      20,950,000
Acccounts payable                                                                                744,000         420,000
Other liabilities                                                                              2,727,000       2,779,000
Dividends payable                                                                              2,473,000       2,277,000
Due to Operating Company                                                                       5,139,000         415,000
                                                                                           -------------    ------------
                                                                                              33,271,000      55,230,000
                                                                                           -------------    ------------
Series A Redeemable Preferred Stock, $.10 par value; 867,343
  shares authorized, issued and outstanding                                                   14,337,000               -
                                                                                           -------------    ------------

Shareholders' equity
  Preferred stock, $.10 par value; authorized 5,132,657 shares                                         -               -
  Common stock, $.10 par value;  authorized 19,000,000
     shares; issued and outstanding 11,497,700 and
     11,383,000 shares                                                                         1,150,000       1,138,000
  Additional paid-in capital                                                                 120,160,000     118,881,000
  Retained earnings (deficit)                                                               (100,638,000)    (94,177,000)
                                                                                           -------------    ------------
                                                                                              20,672,000      25,842,000
                                                                                           -------------    ------------

                                                                                           $  68,280,000    $ 81,072,000
                                                                                           =============    ============

See accompanying notes.

                     SANTA ANITA REALTY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                            THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------    -------------------------------
                                                1996               1995             1996              1995
                                            --------------   ---------------    -------------   ---------------
                                                        (Restated)                          (Restated)
Revenues
 Rent from Racetrack                         $    427,000         $    375,000     $  9,134,000      $  9,227,000
 Shopping centers                                 689,000            1,168,000        2,638,000         3,398,000
 Office buildings                                 949,000            1,050,000        2,987,000         3,075,000
 Interest and other                               314,000              416,000        1,182,000         1,170,000
                                               ----------           ----------       ----------        ----------
                                                2,379,000            3,009,000       15,941,000        16,870,000
                                               ----------           ----------       ----------        ----------

Costs and expenses
 Shopping centers                                 173,000              204,000          704,000           714,000
 Office buildings                                 454,000              482,000        1,295,000         1,207,000
 Depreciation and amortization                    224,000              811,000        1,338,000         2,944,000
 General and administrative                     1,280,000            1,229,000        3,070,000         2,725,000
 Interest and other                               502,000            1,074,000        2,202,000         3,312,000
 Losses from unconsolidated joint
     ventures                                     514,000              443,000        1,181,000         1,519,000
 Program for disposition of
      non-core real estate assets                  90,000           26,300,000          945,000        26,300,000
 Costs of equity offering                               -                    -                -           700,000
 Card club option write-off                             -            2,000,000                -         2,000,000
                                                ---------           ----------       ----------        ----------
                                                3,237,000           32,543,000       10,735,000        41,421,000
                                                ---------           ----------       ----------        ----------

Net income (loss)                                (858,000)         (29,534,000)       5,206,000       (24,551,000)
Preferred stock dividends                       4,813,000                    -        4,813,000                 -
                                               ----------           ----------       ----------        ----------

Net income (loss) applicable to
  common shares                              $ (5,671,000)        $(29,534,000)     $   393,000      $(24,551,000)
                                                =========           ==========        =========        ==========

Weighted average common shares
  outstanding                                  11,414,937           11,383,000       11,393,723        11,307,383
                                               ==========           ==========       ==========        ==========

Net income (loss) per common share           $       (.50)        $      (2.59)     $       .03      $      (2.17)
                                               ==========            =========       ==========        ==========

Dividends declared per common
   share                                     $         20         $        .20      $       .60      $        .60
                                               ==========           ==========       ==========        ==========

See accompanying notes.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (Unaudited)

                                                                                                1996           1995
                                                                                           -------------   --------------
                                                                                                    (Restated)

Cash flows from operating activities:
  Net income (loss)                                                                        $   5,206,000    $(24,551,000)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                                                           1,338,000       2,944,000
       Equity in losses of unconsolidated joint ventures                                       1,181,000       1,519,000
       Equity in earnings from investment in
         Pacific Gulf Properties Inc.                                                                  -        (261,000)
       Program for disposition of non-core real estate assets                                    945,000      26,300,000
       Card club option write-off                                                                      -       2,000,000
       Net increase in certain other assets                                                     (896,000)       (489,000)
       Net increase (decrease) in certain other liabilities                                      271,000        (185,000)
                                                                                            ------------    ------------
  Net cash provided by operating activities                                                    8,045,000       7,277,000
                                                                                            ------------    ------------
Cash flows from investing activities:
  Payments received on loans receivable                                                          175,000         343,000
  Additions and improvements to real estate assets                                            (1,864,000)     (2,028,000)
  Additions to certain other assets                                                           (2,306,000)     (4,055,000)
  Investments in and advances to unconsolidated joint ventures                                (1,111,000)     (2,280,000)
  Capital distributions from unconsolidated joint ventures                                     1,918,000       1,887,000
  Sale of Pacific Gulf Properties Inc. common stock                                           12,139,000               -
  Sale of non-core real estate assets                                                         16,436,000               -
  Dividends received from Pacific Gulf Properties Inc. in 1995                                         -         918,000
                                                                                            ------------    ------------
  Net cash provided by (used in) investing activities                                         25,387,000      (5,215,000)
                                                                                            ------------    ------------

Cash flows from financing activities:
  Proceeds from bank loans payable                                                                     -       4,400,000
  Repayment of real estate loans payable                                                      (6,201,000)       (444,000)
  Repayment of bank loans payable                                                            (20,950,000)              -
  Increase in due to Operating Company                                                         4,724,000       1,604,000
  Dividends paid                                                                              (6,830,000)     (6,779,000)
  Issuance of common and preferred stock                                                      10,957,000               -
  Exercise of stock options                                                                       31,000               -
  Issuance of common stock from restricted stock awards                                                -          13,000
                                                                                            ------------    ------------
  Net cash used in financing activities                                                      (18,269,000)     (1,206,000)
                                                                                            ------------    ------------

Net increase in cash and cash equivalents                                                     15,163,000         856,000
Cash at beginning of year                                                                        167,000       2,251,000
                                                                                            ------------    ------------
Cash and cash equivalents at September 30,                                                 $  15,330,000    $  3,107,000
                                                                                            ============    ============

See accompanying notes.
                                       10

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                             SEPTEMBER 30,
                                                                                 1996                 DECEMBER 31,
                                                                             (UNAUDITED)                  1995
                                                                            --------------            -------------
                                                                             (Restated)

                                                            ASSETS
Current assets
   Cash and cash equivalents                                                  $ 2,621,000              $13,710,000
   Accounts receivable                                                          2,074,000                3,113,000
   Prepaid expenses and other assets                                              410,000                  777,000
   Due from Realty                                                              5,139,000                  415,000
                                                                              -----------              -----------
   Total current assets                                                        10,244,000               18,015,000

Investment in common stock of Realty                                            2,122,000                2,122,000
Property, plant and equipment, less accumulated
   depreciation of $27,579,000 and  $24,968,000                                19,586,000               19,233,000
                                                                              -----------              -----------
                                                                              $31,952,000              $39,370,000
                                                                              ===========              ===========

                                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                           $ 5,307,000              $10,788,000
   Other liabilities                                                            9,090,000               11,693,000
   Bank loans payable                                                             928,000                  868,000
   Income taxes                                                                         -                  326,000
                                                                              -----------              -----------
   Total current liabilities                                                   15,325,000               23,675,000

Bank loans payable                                                                163,000                  867,000
Deferred revenues                                                               1,103,000                2,379,000
Deferred income taxes                                                           1,229,000                1,239,000
                                                                              -----------              -----------
                                                                               17,820,000               28,160,000
                                                                              -----------              -----------

Series A Redeemable Preferred Stock, $.10 par value; 867,343
   shares authorized, isued and outstanding                                     1,050,000                        -
                                                                              -----------              -----------
Shareholders' equity
   Preferred stock, $.10 par value; authorized 5,132,657 shares                         -                        -
   Common stock, $.10 par value; authorized 19,000,000 shares;
      issued and outstanding 11,385,200 and 11,270,500 shares                   1,139,000                1,127,000
   Additional paid-in capital                                                  20,857,000               20,736,000
   Unearned compensation expense                                                 (676,000)              (1,209,000)
   Retained earnings (deficit)                                                 (8,238,000)              (9,444,000)
                                                                              -----------              -----------
                                                                               13,082,000               11,210,000
                                                                              -----------              -----------

                                                                              $31,952,000              $39,370,000
                                                                              ===========              ===========



See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                            THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                           ----------------------------------   --------------------------------
                                                 1996              1995              1996              1995
                                           ----------------   ---------------   ---------------   --------------
                                              (Restated)                          (Restated)
Revenues
 Wagering commissions                          $ 3,398,000       $ 3,010,000       $39,009,000       $38,760,000
 Admission related                               3,020,000         3,123,000        19,381,000        19,547,000
 Interest and other                                131,000           136,000           519,000           537,000
                                               -----------       -----------       -----------       -----------
                                                 6,549,000         6,269,000        58,909,000        58,844,000
                                               -----------       -----------       -----------       -----------

Costs and expenses
 Horse racing operating costs                    5,384,000         4,952,000        40,583,000        39,385,000
 Depreciation and amortization                     238,000           233,000         2,611,000         2,888,000
 General and administrative                      1,615,000           686,000         5,117,000         4,825,000
 Interest                                           64,000           130,000           206,000           308,000
 Rental expense to Realty                          427,000           375,000         9,134,000         9,227,000
                                               -----------       -----------       -----------       -----------
                                                 7,728,000         6,376,000        57,651,000        56,633,000
                                               -----------       -----------       -----------       -----------

Net income (loss)                               (1,179,000)         (107,000)        1,258,000         2,211,000
Preferred stock dividend                            52,000                 -            52,000                 -
                                               -----------       -----------       -----------       -----------

Net income (loss) applicable to
 common shares                                 $(1,231,000)      $  (107,000)      $ 1,206,000       $ 2,211,000
                                               ===========       ===========       ===========       ===========

Weighted average common shares
 outstanding                                    11,302,437        11,270,500        11,281,223        11,194,883
                                               ===========       ===========       ===========       ===========

Net income (loss) per common share             $      (.11)      $      (.01)      $       .11       $       .20
                                               ===========       ===========       ===========       ===========



See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (Unaudited)


                                                                      1996                    1995
                                                                  -----------             -----------
                                                                  (Restated)
Cash flows from operating activities:
  Net income                                                      $  1,258,000            $ 2,211,000
  Adjustments to reconcile net income to net
     cash used in operating activities:
       Depreciation and amortization                                 2,611,000              2,888,000
       Amortization of unearned compensation expense                   533,000                469,000
       Deferred income taxes                                          (404,000)                68,000
       Net decrease in certain other assets                          1,406,000              1,629,000
       Net decrease in certain other liabilities                    (9,292,000)            (9,972,000)
                                                                   -----------             ----------
  Net cash used in operating activities                             (3,888,000)            (2,707,000)
                                                                   -----------             ----------
Cash flows from investing activities:
  Additions to property, plant and equipment                        (2,964,000             (3,246,000
                                                                   -----------             ----------
Cash flows from financing activities:
  Repayment of bank loans payable                                     (644,000)              (589,000)
  Increase in due from Realty                                       (4,724,000)            (1,604,000)
  Issuance of common and preferred stock                             1,128,000                      -
  Exercise of stock options                                              3,000                      -
                                                                   -----------             ----------
  Net cash used in financing activities                             (4,237,000)            (2,193,000)
                                                                   -----------             ----------
Net decrease in cash and cash equivalents                          (11,089,000)            (8,146,000)

Cash and cash equivalents at beginning of year                      13,710,000             12,843,000
                                                                   -----------             ----------
Cash and cash equivalents at September 30,                        $  2,621,000            $ 4,697,000
                                                                   ===========             ==========


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

Note 2 - Restatement

     Historically, Realty and its partners have viewed Towson Town Center and the Joppa parcel as a common economic component since the properties had common ownership, were physically adjacent and were both commercial retail operations. Prior to Realty's decision to dispose of its non-core real estate assets in 1995, Realty's investments in H-T Associates and Joppa Associates were evaluated for impairment on a combined basis (see "Note 5 - Investments in Unconsolidated Joint Ventures"). In addition, Realty historically recorded its share of Joppa Associates' losses based on Realty's 33 1/3% interest. During 1996, it was determined that those two investments should have been evaluated for impairment on a separate basis. Also, Realty determined that since it was probable that one of Realty's partners would not bear its share of losses, Realty should have been recording 50%, not 33 1/3%, of Joppa Associates losses. Accordingly, the impairment loss recorded in the 1995 financial statements related to Joppa Associates should have been reported in prior years when the investment was impaired as a result of reduced expansion plans for Towson Town Center and the related Joppa parcel. Additionally, net income (loss) as originally reported for the three months and nine months ended September 30, 1996, did not reflect the loss of $850,000 on the sale of Pacific Gulf Properties Inc. ("Pacific") common stock in the 1996 second quarter, the loss of $5,000 on the sale of the three neighborhood shopping centers in Phoenix, Arizona, in the 1996 second quarter and the loss of $90,000 on the sale of the two commercial office buildings in Upland and Santa Ana, California in the 1996 third quarter (see "Note 3 - Disposition of Non-Core Real Estate Assets"), as these losses had been offset against expected gains on the other properties remaining to be sold. Realty has restated its financial statements to reflect these items in the period in which the transactions occurred. In addition, the Series A Redeemable Preferred Stock has been reflected as a separate caption between liabilities and shareholders' equity rather than as a component of shareholders' equity and preferred stock accretion and preferred dividends declared have been reflected as preferred stock dividends and have been deducted from net income (loss) in calculating net income (loss) applicable to common shares. This restatement had an insignificant effect on Operating Company's net income (loss) applicable to common shares and related per share amounts for the three months and nine months ended September 30, 1996. The effect of the restatements on Realty is as follows:


                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER  30,
                                                     -------------------------------   --------------------------
                                                          1996             1995           1996          1995
                                                     --------------   --------------   ----------   -------------
Losses from unconsolidated joint ventures
 As originally reported                            $   451,000     $    378,000         $  989,000   $  1,314,000
 As restated                                           514,000          443,000          1,181,000      1,519,000
Program for disposition of non-core real
  estate assets:
 As originally reported                            $         -     $ 34,500,000         $        -   $ 34,500,000
 As restated                                            90,000       26,300,000            945,000     26,300,000
Net income (loss):
 As originally reported                            $  (705,000)    $(37,669,000)        $6,343,000   $(32,546,000)
 As restated                                          (858,000)     (29,534,000)         5,206,000    (24,551,000)
Preferred stock dividends:
 As originally reported                            $         -     $          -         $        -   $          -
 As restated                                         4,813,000                -          4,813,000              -
Net income (loss) applicable to common shares:
 As originally reported                            $  (705,000)    $(37,669,000)        $6,343,000   $(32,546,000)
 As restated                                        (5,671,000)     (29,534,000)           393,000    (24,551,000)
Net income (loss) per common share:
 As originally reported                            $      (.06)    $      (3.31)        $      .55   $      (2.88)
 As restated                                              (.50)           (2.59)               .03          (2.17)

                                                    September 30,    December 31,
                                                       1996             1995
                                                     -----------     ------------
Shareholders' equity:
 As originally reported                            $36,519,000     $ 25,642,000
 As restated                                        20,672,000       25,842,000

Note 3 - Disposition of Non-core Real Estate Assets

  During 1995, Realty adopted a plan to dispose of its non-core real estate assets. The objective of this plan was to reduce Realty's debt levels, improve financial flexibility and improve capital availability for the construction of a major commercial development on excess land at Santa Anita Park. Accordingly, Realty reduced the book value of the assets intended to be sold to their estimated sale price less costs of sale, resulting in a nonrecurring charge in 1995 of $30,300,000 (after restatement ), reflected as "Program for disposition of non-core real estate assets" in The Santa Anita Companies and Realty statements of operations for the year ended December 31, 1995. The assets to be disposed of at December 31, 1995 consisted of six neighborhood shopping centers in Southern California, and Phoenix, Arizona, two office buildings in Santa Ana and Upland, California, an investment in Joppa Associates, a partnership which owns a vacant retail facility and undeveloped land adjacent to Towson Town Center shopping center in Maryland (see "Note 5 - Investments in Unconsolidated Joint Ventures" and "Note 2 - Restatement"), an investment in French Valley Ventures, a partnership which owns undeveloped land in Temecula, California, and mortgage notes receivable, During 1996, the disposition plan was expanded to include an investment in Pacific common stock (see "Note 4 - Investment in Pacific Gulf Properties Inc.").

                                                         NINE MONTHS ENDED SEPTEMBER 30, 1996
                               1995        ----------------------------------------------------------------
                           -------------     BEGINNING
                             NET ASSET       NET BOOK                                              ENDING
                            (REDUCTION)        VALUE        ADDITIONS       SALES      LOSS ON    NET BOOK
                           (AS RESTATED)   (AS RESTATED)   (REDUCTIONS)    PROCEEDS      SALE       VALUE
                           -------------   -------------   ------------   ----------   --------   ---------

                                                           (IN THOUSANDS)
1995 PROGRAM
Neighborhood Shopping
   Centers                     $(14,580)        $19,673          $ 692     $ (8,103)     $  (5)    $12,257
Office Buildings                (13,020)          7,699            724       (8,333)       (90)          -
Investment in French
   Valley                          (200)            280              -            -          -         280
Investment in Joppa
   Associates                         -          (2,235)          (566)           -          -      (2,801)
Notes Receivable                 (2,500)         10,954           (159)           -          -      10,795

1996 PROGRAM
Investment in Pacific
   Stock                              -          12,967             22      (12,139)      (850)          -
                               --------         -------          -----     --------      -----     -------
                               $(30,300)        $49,338          $ 713     $(28,575)     $(945)    $20,531
                               ========         =======          =====     ========      =====     =======

  During the 1996 second quarter, Realty completed the sale of three neighborhood shopping centers in Phoenix, Arizona, for net proceeds totaling $8,103,000, resulting in a loss on the sale of $5,000 and sold its investment in Pacific common stock for net proceeds of $12,139,000, resulting in a loss of $850,000. The total nonrecurring charge for the asset disposal program in the 1996 second quarter was $855,000. During the 1996 third quarter, Realty completed the sale of a commercial office building in Upland, California, for net proceeds of $1,419,000 and completed the sale of a commercial office building in Santa Ana, California for net proceeds of $6,914,000. The net loss on the sale of these two commercial office buildings totaling $90,000 was recorded as a nonrecurring charge in the 1996 third quarter. The nonrecurring charges were reflected as "Program for disposition of non-core real estate assets" in The Santa Anita Companies and Realty statements of operations.

  Included in the results of operations for the three months ended September 30, 1996, were operating income, net of interest expense, of $223,000 pertaining to the commercial properties sold and $146,000 pertaining to the commercial properties to be sold, a loss of $190,000 pertaining to the unconsolidated joint venture to be sold, a loss of $12,000 pertaining to the consolidated joint venture to be sold and interest income of $262,000 pertaining to the notes receivable to be sold.

  Included in the results of operations for the nine months ended September 30, 1996, were operating income, net of interest expense, of $1,045,000 pertaining to the commercial properties sold and $351,000 pertaining to the commercial properties to be sold, a loss of $577,000 pertaining to the unconsolidated joint venture to be sold, a loss of $44,000 pertaining to the consolidated joint venture to be sold and interest income of $797,000 pertaining to the notes receivable to be sold.

Note 4 - Investment in Pacific Gulf Properties Inc.

  As of December 31, 1995, Realty owned 784,419 shares of Pacific common stock and accounted for its investment under the equity method of accounting. Effective January 1, 1996, Realty accounted for its investment under the cost method of accounting. Realty changed its method of accounting in 1996, since it no longer had a common board member with Pacific and determined it no longer had the ability to exercise significant influence.

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

          Combined condensed financial statement information for unconsolidated joint ventures as of September 30, 1996 and December 31, 1995, and for the nine months ended September 30, 1996 and 1995, is as follows (unaudited except for financial statement information as of December 31, 1995):


                                  SEPTEMBER 30,     DECEMBER 31,
                                      1996              1995
                                 ---------------   ---------------
                                            (Restated)

Real estate assets                 $259,043,000      $259,168,000
                                   ============      ============

Liabilities
  Secured real estate loans        $241,727,000      $242,332,000
  Other                              42,592,000        35,558,000
                                   ------------      ------------
                                   $284,319,000      $277,890,000
                                   ============      ============

Partners' equity
  Realty                           $(12,656,000)     $ (9,359,000)
  Others                            (12,620,000)       (9,363,000)
                                   ------------      ------------
                                   $(25,276,000)     $(18,722,000)
                                   ============      ============


                                 Nine Months Ended September 30,
                                      1996              1995
                                   ------------      ------------
                                            (Restated)

Revenues                           $ 27,712,000      $ 26,224,000
                                   ============      ============

Net Loss
  Realty                           $ (1,181,000)     $ (1,519,000)
  Others                             (2,277,000)       (2,611,000)
                                   ------------      ------------
                                   $ (3,458,000)     $ (4,130,000)
                                   ============      ============

  A major expansion of Towson Town Center opened in 1991. Prior to the development of this expansion, Realty and its partners acquired and planned to develop the Joppa parcel. Subsequently, the partners actively pursued alternative retail/entertainment projects for the Joppa parcel until the 1995 third quarter, when development activities ceased and the parcel was placed for sale. Prior to his decision, no impairment loss was recognized since the expected undiscounted cash flow from the combined Towson/Joppa investment provided recovery of net book value over a period substantially less than the remaining useful life of the properties. During 1996, Realty determined that the two properties should have been analyzed on a separate basis with respect to impairment (see "Note 3 - Disposition of Non-Core Real Estate Assets") and restated prior periods to reflect impairment of the Joppa property.

  During 1996 and 1995, Realty determined that proceeds from the sale of the Joppa property combined with partnership cash would be insufficient to pay partnership debts, primarily a mortgage on a partnership property of $16,494,000 due October 31, 1996 (which mortgage was subject to a Realty corporate guarantee of $8,247,000).

  As a result, it was anticipated that Realty would be required to make an additional capital contribution to the partnership of approximately $4,350,000, net of estimated proceeds of $2,500,000 on sale of the Joppa property. During the 1995 fourth quarter, Realty funded $1,855,000 of this obligation. At September 30, 1996 and December 31, 1995, Realty's investment balance in Joppa Associates was a credit of $2,801,000 and $2,235,000.

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

  In July 1996, a petition circulated by a group of citizens of Arcadia that would have prevented a development on the Realty property without a majority vote of the Arcadia citizens was certified to be placed on the November ballot. Realty intends to actively campaign for defeat of this ballot initiative.

  At September 30, 1996 $5,621,000 of Commercial Center development costs associated with entitlement, planning and leasing activities have been reflected in "Prepaid expenses and other assets" in The Santa Anita Companies and Realty balance sheets.

Note 7 - Transaction with Colony Investors II, L.P.

  On August 19, 1996, the Companies announced a major transaction with Colony Investors II, L.P. ("Colony"), a $625 million, Los Angeles based real estate investment company administered by Colony Capital, Inc., which pursuant to the terms of an agreement, will invest, over time, a total of $138 million. The transaction is subject to shareholder approval.

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

  In the event shareholder approval of the exchange of preferred shares for common shares is not obtained, Colony will have the option of exchanging its paired preferred shares for cash and a six-month note at the then current trading price of the paired share common stock, including payment of any unpaid dividends.

  Common and preferred share issuance costs totaling $631,000, charged $573,000 to Realty and $58,000 to Operating Company were reflected in shareholders' equity in The Santa Anita Companies, Realty and Operating Company balance sheets.

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

  Costs and expenses for 1996 were $2,918,000 (excluding costs associated with the program for disposition of non-core real estate assets totaling $90,000 - see "Note 2 - Restatement" and "Note 3 - Disposition of Non-Core Real Estate Assets" and executive severance of $229,000 included in general and administrative expense), a decrease of 31.2% from costs and expenses of $4,243,000 in 1995, (excluding costs associated with the program for disposition of non-core real estate assets totaling $26,300,000 - see "Note 2 - Restatement" and card club option write-off costs of $2,000,000). The decrease resulted primarily from decreases in depreciation and amortization expense of $587,000 and interest and other expense of $572,000.

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

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  Results of Operations - Nine Months Ended September 30, 1996 Compared with
          Nine Months Ended September 30, 1995 (Continued)

  Costs and expenses for 1996 were $9,561,000 (excluding costs associated with the program for disposition of non-core real estate assets totaling $945,000 - see "Note 2 - Restatement" and "Note 3 - Disposition of Non-Core Real Estate Assets" and executive severance of $229,000 included in general and administrative expense), a decrease of 23.0% from costs and expenses of $12,421,000 in 1995, (excluding costs associated with the program for disposition of non-core real estate assets totaling $26,300,000 - see "Note 2 - Restatement", costs of an equity offering which was withdrawn totaling $700,000 and card club option write-off costs of $2,000,000). The decrease resulted primarily from decreases in depreciation and amortization expense of $1,606,000, and interest and other expense of $1,110,000.

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

  The increase in cash and cash equivalents for the nine months ended September 30, 1996 was $15,163,000, compared with an increase in cash and cash equivalents of $856,000 for the nine months ended September 30, 1995. The comparative increase in cash and cash equivalents of $14,307,000 was attributable to an increase of $768,000 in cash provided by operating activities and an increase of $30,602,000 in cash provided by investing activities, partially offset by an increase of $17,063,000 in cash used in financing activities.

  The increase in cash provided by operating activities of $768,000 was due primarily to a decrease in interest expense of $1,110,000, equity offering costs of $700,000 in 1995, and an increase in other liabilities, primarily accounts payable and accrued liabilities, of $271,000 in 1996, compared with a decrease in other liabilities, primarily accounts payable and accrued liabilities, of $185,000 in 1995. These increases in cash provided were partially offset by a decrease in shopping center and office building operating income of $926,000, due to sale of non-core real estate assets, and an increase in other assets, primarily accounts receivable and prepaid expenses, of $896,000 in 1996 compared with an increase in other assets, primarily accounts receivable and prepaid expenses, of $489,000 in 1995.

  The increase in cash provided by investing activities of $30,602,000 in 1996 was due primarily to cash received on the sale of Pacific common stock of $12,139,000 and on the sale of non-core real estate assets of $16,436,000, a decrease of $1,749,000 in additions to certain other assets, primarily the purchase of the option on the Bell casino in 1995, partially offset by an increase in expenditures associated with development of the Santa Anita Commercial Center, and a decrease of $1,169,000 in investments in and advances to unconsoldiated joint ventures. The increases in cash provided were partially offset by dividends of $918,000 received from Pacific in 1995.

  The increase in cash used in financing activities of $17,063,000 in 1996 was due primarily to repayment of borrowings under the revolving credit agreement of $20,950,000 in 1996, compared with additional borrowings under the revolving credit agreement of $4,400,000 in 1995 and to an increase in repayment of mortgage loans payable of $5,757,000. These increases in cash used were partially offset by the issuance of common and preferred stock of $10,957,000 in connection with the Colony transaction and by an increase in intercompany payables of $3,120,000.

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

  Net cash used in financing activities was $4,237,000 in the first nine months of 1996 compared with net cash used in financing activities of $2,193,000 in the same period last year. The $2,044,000 increase in cash used in financing activities was attributable to the Operating Company prepayment of rent due to Realty, partially offset by the issuance of common and preferred stock of $1,128,000 in connection with the Colony transaction.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Realty and Operating Company have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


SANTA ANITA REALTY ENTERPRISES, INC                       SANTA ANITA OPERATING COMPANY





By:    BRIAN L. FLEMING                                   By:    WILLIAM C. BAKER
       ----------------------                                    ---------------------
       Brian L. Fleming                                          William C. Baker
       Acting President and                                      Chairman of the Board and
       Chief Executive Officer and                               Chief Executive Officer
       Executive Vice President and                              (Principal Executive Officer)
       Chief Financial Officer
       (Principal Executive and Financial Officer)


Date:  April 25, 1997                                     Date:  April 25, 1997





By:    ROGER C. ALLEN                                     By:    ELIZABETH P. HAUG
       ----------------------                                    ----------------------
       Roger C. Allen                                            Elizabeth P. Haug
       Controller                                                Controller
       (Principal Accounting Officer)                            (Principal Financial and Accounting Officer)



Date:  April 25, 1997                                     Date:  April 25, 1997