Form 10-Q
period 1997-03-31
SANTA ANITA REALTY ENTERPRISES INC; SANTA ANITA OPERATING CO
filed 1997-05-08
CIK 314661, 313749

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________


   Commission file number 0-9109             Commission file number 0-9110

 SANTA ANITA REALTY ENTERPRISES, INC.        SANTA ANITA OPERATING COMPANY
 ------------------------------------     ------------------------------------
(Exact name of registrant as specified    (Exact name of registrant as specified
           in its charter)                           in its charter)


              Delaware                                 Delaware
 ------------------------------------     ------------------------------------
   (State or other jurisdiction of          (State or other jurisdiction of
   incorporation or organization)           incorporation or organization)


               95-3520818                               95-3419438
 ------------------------------------     ------------------------------------
 (I.R.S. Employer Identification No.)     (I.R.S. Employer Identification No.)

 301 West Huntington Drive, Suite 405          285 West Huntington Drive
     Arcadia, California 91007                 Arcadia, California 91007
 ------------------------------------     ------------------------------------
   (Address of principal executive           (Address of principal executive
     offices including zip code)               offices including zip code)

         (818) 574-5550                               (818) 574-7223
 ------------------------------------     ------------------------------------
   (Registrant's telephone number,           (Registrant's telephone  number,
        including area code)                      including area code)


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                    ----     ----

The number of shares outstanding of each of the issuers' classes of common stock, as of the close of business on May 2, 1997 were:

Santa Anita Realty Enterprises, Inc.        11,586,925
Santa Anita Operating Company               11,496,225

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

                                                                                  Page No.
PART I.      FINANCIAL INFORMATION                                                    3

             THE SANTA ANITA COMPANIES
                Combined Balance Sheets as of March 31, 1997 and                      4
                  December 31, 1996

                Combined Statements of Operations for the three months ended          5
                  March 31, 1997 and 1996

                Combined Statements of Cash Flows for the three months ended          6
                   March 31, 1997 and 1996

             SANTA ANITA REALTY ENTERPRISES, INC.

                Consolidated Balance Sheets as of March 31, 1997 and                  7
                   December 31, 1996

                Consolidated Statements of Operations for the three months ended      8
                   March 31, 1997 and 1996

                Consolidated Statements of Cash Flows for the three months ended      9
                   March 31, 1997 and 1996

             SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                Consolidated Balance Sheets as of March 31, 1997 and                  10
                   December 31, 1996

                Consolidated Statements of Operations for the three months ended      11
                   March 31, 1997 and 1996

                Consolidated Statements of Cash Flows for the three months ended      12
                   March 31, 1997 and 1996

             NOTES TO FINANCIAL STATEMENTS                                            13

             MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL                        18
                 CONDITION AND RESULTS OF OPERATIONS

PART II.     OTHER INFORMATION                                                        24

SIGNATURES                                                                            25

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                   FORM 10-Q

                   FOR THE THREE MONTHS ENDED MARCH 31, 1997


PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The accompanying balance sheets as of March 31, 1997 and December 31, 1996 of The Santa Anita Companies (the "Companies"), Santa Anita Realty Enterprises, Inc. ("Realty") and Santa Anita Operating Company and Subsidiaries ("Operating Company"), the statements of operations for the three months ended March 31, 1997 and 1996, and the related statements of cash flows for the three months ended March 31, 1997 and 1996, were prepared by management and, except for the balance sheet as of December 31, 1996, are unaudited. In the opinion of management, the accompanying financial statements include all adjustments, including normal recurring items, considered necessary for a fair presentation.

         The following financial statements should be read in conjunction with the accompanying notes and the Joint Annual Report on Form 10-K of Realty and Operating Company for the year ended December 31, 1996.

                           THE SANTA ANITA COMPANIES

                            COMBINED BALANCE SHEETS

                                                                                     MARCH 31,     DECEMBER 31,
                                                                                       1997            1996
                                                                                  -------------    ------------
                                                                                    (Unaudited)
                                    ASSETS
Real estate assets
     Santa Anita Racetrack, less accumulated depreciation
       of $21,582,000 and $21,069,000                                              $  8,667,000    $  9,180,000
     Commercial properties, less accumulated depreciation
       of $4,376,000 and $4,203,000                                                   9,273,000       9,412,000
     Commercial properties to be sold, less accumulated
       depreciation of $4,395,000                                                     9,076,000       8,986,000
     Investments in and advances to unconsolidated joint ventures                     2,154,000       2,297,000
     Real estate loans receivable                                                    10,609,000      10,674,000
                                                                                   ------------     -----------
                                                                                     39,779,000      40,549,000


Cash and cash equivalents                                                            36,991,000      23,222,000
Accounts receivable                                                                   4,953,000       2,442,000
Prepaid expenses and other assets                                                     6,532,000       6,696,000
Property, plant and equipment, less accumulated
     depreciation of $29,950,000 and $28,059,000                                     19,697,000      20,572,000
                                                                                   ------------    -----------
                                                                                   $107,952,000    $ 93,481,000
                                                                                   ============    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Real estate loans payable                                                          $ 20,309,000    $ 20,407,000
Bank loans payable                                                                    7,938,000       5,417,000
Accounts payable                                                                     19,970,000      11,540,000
Other liabilities                                                                    20,073,000      13,007,000
Dividends payable                                                                             -       2,468,000
Deferred revenues                                                                     1,139,000       1,803,000
Deferred income taxes                                                                 1,362,000       1,282,000
                                                                                   ------------    ------------
                                                                                     70,791,000      55,924,000
                                                                                   ------------    ------------

Series A Redeemable Preferred Stock, $.10 per value;
     867,343 shares authorized, issued and outstanding                               24,778,000      22,768,000
                                                                                   ------------    ------------


Shareholders' equity
     Preferred stock, $.10 par value; authorized 5,132,657 shares                             -               -
     Common stock, $.10 par value; authorized 19,000,000
       shares; issued and outstanding 11,495,675 and
       11,474,600 shares                                                              2,297,000       2,295,000
     Additional paid-in capital                                                     140,443,000     139,834,000
     Unearned compensation expense                                                     (670,000)       (685,000)
     Retained earnings (deficit)                                                   (129,687,000)   (126,655,000)
                                                                                   ------------    ------------
                                                                                     12,383,000      14,789,000
                                                                                   ------------    ------------

                                                                                   $107,952,000    $ 93,481,000
                                                                                   ============    ============

See accompanying notes.

                           THE SANTA ANITA COMPANIES

                       COMBINED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                  (Unaudited)

                                                                           1997            1996
                                                                       -------------    ------------
                                                                                         (Restated)

Revenues
     Horse racing                                                        $36,307,000     $38,081,000
     Rental property                                                       1,033,000       2,016,000
     Interest and other                                                      470,000         689,000
                                                                         -----------     -----------
                                                                          37,810,000      40,786,000
                                                                         -----------     -----------

Costs and expenses
     Horse racing operating costs                                         24,754,000      24,890,000
     Rental property operating expenses                                      258,000         690,000
     Depreciation and amortization                                         2,599,000       2,475,000
     General and administrative                                            2,790,000       3,367,000
     Interest and other                                                      621,000         951,000
     Losses from unconsolidated joint ventures                               155,000         406,000
     Program for disposition of non-core real estate assets                  500,000               -
     Strategic alliance termination fee and expense                        4,500,000               -
                                                                         -----------     -----------
                                                                          36,177,000      32,779,000
                                                                         -----------     -----------

Net income                                                                 1,633,000       8,007,000
Preferred stock dividends                                                  2,183,000               -
                                                                         -----------     -----------

Net income (loss) applicable to common shares                            $ (550,000)     $ 8,007,000
                                                                         ===========     ===========

Weighted average common shares outstanding                                11,480,116      11,270,500
                                                                         ===========     ===========

Net income (loss) per common share                                       $     (.05)     $       .71
                                                                         ===========     ===========

Dividends declared per common share                                      $       .20     $       .20
                                                                         ===========     ===========

See accompanying notes.

                           THE SANTA ANITA COMPANIES

                       COMBINED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                  (Unaudited)

                                                                                         1997                 1996
                                                                                     -------------        -------------
                                                                                                           (Restated)
Cash flows from operating activities:
     Net income                                                                        $ 1,633,000          $ 8,007,000
     Adjustments to reconcile net income to net
          cash provided by operating activities:
               Depreciation and amortization                                             2,599,000            2,475,000
               Amortization of unearned compensation expense                                15,000              177,000
               Equity in losses of unconsolidated joint ventures                           155,000              406,000
               Deferred income taxes                                                        80,000             (316,000)
               Strategic alliance termination fee and expense                            4,500,000                    -
               Net increase in certain other assets                                     (2,198,000)          (2,019,000)
               Net increase in certain other liabilities                                10,332,000           12,127,000
                                                                                       -----------          -----------
     Net cash provided by operating activities                                          17,116,000           20,857,000
                                                                                       -----------          -----------

Cash flows from investing activities:
     Payments received on loans receivable                                                  66,000               77,000
     Additions and improvements to real estate assets                                     (124,000)            (349,000)
     Additions to property, plant and equipment                                         (1,016,000)            (438,000)
     Additions to certain other assets                                                    (172,000)            (924,000)
     Investments in and advances to unconsolidated joint ventures                         (512,000)            (369,000)
     Capital distributions from unconsolidated joint ventures                              500,000              341,000
                                                                                       -----------          -----------
     Net cash used in investing activities                                              (1,258,000)          (1,662,000)
                                                                                       -----------          -----------
Cash flows from financing activities:
     Repayment of real estate loans payable                                                (98,000)            (126,000)
     Proceeds from (repayment of) bank loans payable                                     2,521,000           (5,160,000)
     Dividends paid                                                                     (4,939,000)          (4,508,000)
     Exercise of stock options                                                             427,000                    -
                                                                                       -----------          -----------
     Net cash used in financing activities                                              (2,089,000)          (9,794,000)
                                                                                       -----------          -----------

Net increase in cash and cash equivalents                                               13,769,000            9,401,000

Cash and cash equivalents at beginning of year                                          23,222,000           13,877,000
                                                                                       -----------          -----------

Cash and cash equivalents at March 31,                                                 $36,991,000          $23,278,000
                                                                                       ===========          ===========

See accompanying notes.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                       MARCH 31,          DECEMBER 31,
                                                                                         1997                1996
                                                                                    --------------       --------------
                                                                                      (Unaudited)

                                    ASSETS
Real estate assets
     Santa Anita Racetrack, less accumulated depreciation
       of $21,582,000 and $21,069,000                                                $   8,667,000        $   9,180,000
     Commercial properties, less accumulated depreciation
       of $4,892,000 and $4,700,000                                                     12,214,000           12,372,000
     Commercial properties to be sold, less accumulated
       depreciation of $4,395,000                                                        9,076,000            8,986,000
     Investments in and advances to unconsolidated joint ventures                        2,154,000            2,297,000
     Real estate loans receivable                                                       10,609,000           10,674,000
                                                                                     -------------        -------------
                                                                                        42,720,000           43,509,000

Cash and cash equivalents                                                               13,558,000           12,921,000
Accounts receivable                                                                        103,000               90,000
Prepaid expenses and other assets                                                        5,527,000            5,233,000
Due from (to) Operating Company                                                            359,000           (2,007,000)
                                                                                     -------------        -------------

                                                                                     $  62,267,000        $  59,746,000
                                                                                     =============        =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Real estate loans payable                                                            $  20,309,000        $  20,407,000
Bank loans payable                                                                       7,300,000            4,550,000
Accounts payable                                                                           319,000              205,000
Other liabilities                                                                        5,567,000            1,700,000
Dividends payable                                                                                -            2,491,000
                                                                                     -------------        -------------
                                                                                        33,495,000           29,353,000
                                                                                     -------------        -------------

Series A Redeemable Preferred Stock, $.10 par value;
     867,343 shares authorized, issued and outstanding                                  23,728,000           21,718,000
                                                                                     -------------        -------------

Shareholders' equity
     Preferred stock, $.10 par value; authorized 5,132,657 shares                                -                    -
     Common stock, $.10 par value; authorized 19,000,000
       shares; issued and outstanding 11,586,375 and
       11,586,100 shares                                                                 1,159,000            1,159,000
     Additional paid-in capital                                                        121,902,000          121,899,000
     Retained earnings (deficit)                                                      (118,017,000)        (114,383,000)
                                                                                     -------------        -------------
                                                                                         5,044,000            8,675,000
                                                                                     -------------        -------------

                                                                                     $  62,267,000        $  59,746,000
                                                                                     =============        =============



See accompanying notes.

                     SANTA ANITA REALTY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                  (Unaudited)

                                                                                          1997                 1996
                                                                                      -------------         -----------
                                                                                                             (Restated)

Revenues
  Rent from Racetrack                                                                  $ 6,440,000          $ 6,715,000
  Shopping Centers                                                                         580,000            1,013,000
  Office Buildings                                                                         453,000            1,003,000
  Interest and other                                                                       432,000              591,000
                                                                                       -----------          -----------
                                                                                         7,905,000            9,322,000
                                                                                       -----------          -----------

Costs and expenses
  Shopping centers                                                                         127,000              277,000
  Office buildings                                                                         131,000              413,000
  Depreciation and amortization                                                            727,000              733,000
  General and administrative                                                               761,000              893,000
  Interest and other                                                                       555,000              944,000
  Losses from unconsolidated joint ventures                                                155,000              406,000
  Program for disposition of non-core real estate assets                                   500,000                    -
  Strategic alliance termination fee and expense                                         4,080,000                    -
                                                                                       -----------          -----------
                                                                                         7,036,000            3,666,000
                                                                                       -----------          -----------

Net income                                                                                 869,000            5,656,000
Preferred stock dividends                                                                2,183,000                    -
                                                                                       -----------          -----------

Net income (loss) applicable to common shares                                          $(1,314,000)         $ 5,656,000
                                                                                       ===========          ===========

Weighted average common shares outstanding                                              11,586,186           11,383,000
                                                                                       ===========          ===========

Net income (loss) per common share                                                     $      (.11)         $       .50
                                                                                       ===========          ===========

Dividends declared per common share                                                    $       .20          $       .20
                                                                                       ===========          ===========


See accompanying notes.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                  (Unaudited)

                                                                                           1997                1996
                                                                                       -------------       ------------
                                                                                                            (Restated)
Cash flows from operating activities:
   Net income                                                                           $   869,000         $ 5,656,000
   Adjustments to reconcile net income to net
      cash provided by operating activities:                                                727,000             733,000
          Depreciation and amortization
          Equity in losses of unconsolidated joint ventures                                 155,000             406,000
          Strategic alliance termination fee and expense                                  4,080,000                   -
          Net increase in certain other assets                                             (158,000)            (61,000)
          Net (decrease) increase in certain other liabilities                              (99,000)            245,000
                                                                                        -----------         -----------
   Net cash provided by operating activities                                              5,574,000           6,979,000
                                                                                        -----------         -----------
Cash flows from investing activities:
   Payments received on loans receivable                                                     66,000              77,000
   Additions and improvements to real estate assets                                        (124,000)           (349,000)
   Additions to certain other assets                                                       (172,000)           (924,000)
   Investments in and advances to unconsolidated joint ventures                            (512,000)           (369,000)
   Capital distributions from unconsolidated joint ventures                                 500,000             341,000
                                                                                         ----------         -----------
   Net cash used in investing activities                                                   (242,000)         (1,224,000)
                                                                                         ----------         -----------

Cash flows from financing activities:
   Repayment of real estate loans payable                                                   (98,000)           (126,000)
   Proceeds from (repayment of) bank loans payable                                        2,750,000          (4,950,000)
   Increase (decrease) in due to Operating Company                                       (2,366,000)          4,298,000
   Dividends paid                                                                        (4,984,000)         (4,553,000)
   Exercise of stock options                                                                  3,000                   -
                                                                                        -----------         -----------
   Net cash used in financing activities                                                 (4,695,000)         (5,331,000)
                                                                                        -----------         -----------

Net increase in cash and cash equivalents                                                   637,000             424,000

Cash at beginning of year                                                                12,921,000             167,000
                                                                                        -----------         -----------

Cash and cash equivalents at March 31,                                                  $13,558,000         $   591,000
                                                                                        ===========         ===========


See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                         MARCH 31,         DECEMBER 31,
                                                                                           1997               1996
                                                                                      -------------       -------------
                                                                                       (Unaudited)

                                    ASSETS
Current assets
   Cash and cash equivalents                                                            $23,433,000        $ 10,301,000
   Accounts receivable                                                                    4,850,000           2,352,000
   Prepaid expenses and other assets                                                      1,014,000           1,472,000
                                                                                        -----------        ------------
          Total current assets                                                           29,297,000          14,125,000

Investment in common stock of Realty                                                      1,711,000           2,103,000
Property, plant and equipment, less accumulated
   depreciation of $29,950,000 and $28,059,000                                           19,697,000          20,572,000
                                                                                        -----------        ------------
                                                                                        $50,705,000        $ 36,800,000
                                                                                        ===========        ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                                     $19,651,000        $ 11,335,000
   Other liabilities                                                                     14,506,000          11,284,000
   Bank loans payable                                                                       638,000             867,000
   Due to (from) Realty                                                                     359,000          (2,007,000)
                                                                                        -----------        ------------
          Total current liabilities                                                      35,154,000          21,479,000

Deferred revenues                                                                         1,139,000           1,803,000
Deferred income taxes                                                                     1,362,000           1,282,000
                                                                                        -----------        ------------
                                                                                         37,655,000          24,564,000
                                                                                        -----------        ------------

Series A Redeemable Preferred Stock, $.10 par value,
   867,343 shares authorized, issued and outstanding                                      1,050,000           1,050,000
                                                                                        -----------        ------------

Shareholders' equity
   Preferred stock, $.10 par value; authorized 5,132,657 shares                                   -                   -
   Common stock, $.10 par value; authorized 19,000,000
     shares; issued and outstanding 11,495,675 and
     11,474,600 shares                                                                    1,150,000           1,148,000
   Additional paid-in capital                                                            21,011,000          20,981,000
   Unearned compensation expense                                                           (670,000)           (685,000)
   Retained earnings (deficit)                                                           (9,491,000)        (10,258,000)
                                                                                        -----------        ------------
                                                                                         12,000,000          11,186,000
                                                                                        -----------        ------------

                                                                                        $50,705,000        $ 36,800,000
                                                                                        ===========        ============


See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                  (Unaudited)

                                                                  1997           1996
                                                              ------------   ------------

Revenues
  Wagering commissions                                         $26,144,000    $27,354,000
  Admission related                                             10,163,000     10,727,000
  Interest and other                                                48,000        186,000
                                                               -----------    -----------
                                                                36,355,000     38,267,000
                                                               -----------    -----------

Costs and expenses
  Horse racing operating costs                                  24,754,000     24,890,000
  Depreciation and amortization                                  1,891,000      1,757,000
  General and administrative                                     2,029,000      2,474,000
  Interest                                                          54,000         73,000
  Strategic alliance termination fee and expense                   420,000              -
  Rental expense to Realty                                       6,440,000      6,715,000
                                                               -----------    -----------
                                                                35,588,000     35,909,000
                                                               -----------    -----------

Net income applicable to common shares                         $   767,000    $ 2,358,000
                                                               ===========    ===========

Weighted average common shares outstanding                      11,480,116     11,270,500
                                                               ===========    ===========

Net income per common share                                    $       .07    $       .21
                                                               ===========    ===========


See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                  (Unaudited)

                                                                                          1997                1996
                                                                                      -------------       -------------

Cash flows from operating activities:
   Net income                                                                           $   767,000         $ 2,358,000
   Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                                   1,891,000           1,757,000
          Amortization of unearned compensation expense                                      15,000             177,000
          Deferred income taxes                                                              80,000            (316,000)
          Strategic alliance termination fee and expense                                    420,000                   -
          Net increase in certain other assets                                           (2,040,000)         (1,958,000)
          Net increase in certain other liabilities                                      10,454,000          11,905,000
                                                                                        -----------         -----------
   Net cash provided by operating activities                                             11,587,000          13,923,000
                                                                                        -----------         -----------
Cash flows from investing activities:
   Additions to property, plant and equipment                                            (1,016,000)           (438,000)
   Decrease in investment of common stock of Realty                                         392,000                   -
                                                                                        -----------         -----------
   Net cash used in investing activities                                                   (624,000)           (438,000)
                                                                                        -----------         -----------

Cash flows from financing activities:
   Repayment of bank loans payable                                                         (229,000)           (210,000)
   (Increase) decrease in due from Realty                                                 2,366,000          (4,298,000)
   Proceeds from stock options                                                               32,000                   -
                                                                                        -----------         -----------
   Net cash provided by (used in) financing activities                                    2,169,000          (4,508,000)
                                                                                        -----------         -----------

Net increase in cash and cash equivalents                                                13,132,000           8,977,000

Cash and cash equivalents at beginning of year                                           10,301,000          13,710,000
                                                                                        -----------         -----------

Cash and cash equivalents at March 31,                                                  $23,433,000         $22,687,000
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

Note 2 - Restatement

     Historically, Realty and its partners have viewed Towson Town Center and the Joppa parcel as a common economic component since the properties had common ownership, were physically adjacent and were both commercial retail operations. Prior to Realty's decision to dispose of its non-core real estate assets in 1995, Realty's investments in H-T Associates and Joppa Associates were evaluated for impairment on a combined basis. In addition, Realty historically recorded its share of Joppa Associates' losses based on Realty's 33 1/3% interest.
During 1996, it was determined that those two investments should have been evaluated for impairment on a separate basis. Also, Realty determined that since it was probable that one of Realty's partners would not bear its share of losses, Realty should have been recording 50%, not 33 1/3%, of Joppa Associates losses. Realty has restated its financial statements to reflect the 50% ownership interest in Joppa Associates resulting in the following impact on the three months ended March 31, 1996:

     Losses from unconsolidated joint ventures:
       As originally reported                       $  339,000
       As restated                                     406,000
     Net income:
       As originally reported                       $5,723,000
       As restated                                   5,656,000
     Net income per common share:
       As originally reported                       $      .50
       As restated                                         .50

Note 3 - Disposition of Non-Core Real Estate Assets

     During 1995, Realty adopted a plan to dispose of its non-core real estate assets. The objective of the plan was to reduce Realty's debt levels, improve financial flexibility and improve capital availability for the construction of a major commercial development on excess land at Santa Anita Park. Accordingly, Realty reduced the book value of assets intended to be sold to their estimated sales price less costs of sale. The assets remaining to be disposed of at March 31, 1997 consisted of two neighborhood shopping centers in Southern California, an investment in Joppa Associates, a partnership which owns a vacant retail facility and undeveloped land adjacent to Towson Town Center shopping center in Maryland (see "Note 4 - Investments in Unconsolidated Joint Ventures" and "Note 2 - Restatement"), an investment in H-T Associates, a partnership that owns 65% of the Towson Town Center (see "Note 4 - Investments in Unconsolidated Joint Ventures"), an investment in French Valley Ventures, a partnership which owns undeveloped land in Temecula, California, and mortgage notes receivable. There were no sales of non-core real estate assets during the three months ended March 31, 1997.


                                                                          Three Months Ended March 31, 1997
                                                      ------------------------------------------------------------------------------
                                                                                                         Unrealized
                                                      Beginning                                             and         Ending
                                                      Net Book                 Additions       Sales      Realized      Net Book
                                                        Value                 (Reductions)   Proceeds     Gain(Loss)    Value
                                                  ----------------          --------------   --------   -----------    -----------

Neighborhood Shopping Centers                         $ 8,706,000           $  90,000         $   -      $   -         $ 8,796,000
Investment in French Valley Ventures                      280,000                   -             -          -             280,000
Investment in Joppa Associates                          2,216,000              23,000                        -           2,239,000
Investment in H-T Associates                            4,047,000            (299,000)            -          -           3,748,000
Notes Receivable                                       10,674,000             (65,000)            -          -          10,609,000
                                                      -----------             --------      --------   ----------      -----------
                                                      $25,923,000           $(251,000)        $   -      $   -         $25,672,000
                                                      ===========           ==========      ========   ==========      ===========

     At March 31, 1997, two neighborhood shopping centers remained to be sold. In January 1997, Realty entered into an agreement to sell the center in Yorba Linda, California, which sale is expected to be completed in the 1997 second quarter. The neighborhood shopping center in Encinitas, California is undergoing a refurbishment program to promote a sale by the end of 1997.

     Included in the results of operations for the three months ended March 31, 1997, were operating income, net of interest expense, of $111,000 pertaining to the commercial properties to be sold, losses of $288,000 pertaining to investments in unconsolidated joint ventures to be sold, a loss of $17,000 pertaining to the consolidated joint venture to be sold and interest income of $264,000 pertaining to the notes receivable to be sold. Included in the results of operations for the three months ended March 31, 1996, were operating income, net of interest expense, of $485,000 pertaining to the commercial properties to be sold, losses of $545,000 pertaining to investments in unconsolidated joint ventures to be sold, a loss of $11,000 pertaining to the consolidated joint venture to be sold and interest income of $266,000 pertaining to the notes receivable to be sold.

Note 4 - Investments in Unconsolidated Joint Ventures

     Realty's investments in unconsolidated joint ventures include investments in the following commercial real estate ventures at March 31, 1997:

                      NAME                  OWNERSHIP       PROJECT
                      -------------------   ----------   -------------
                      Anita Associates             50%   Regional mall
                      H-T Associates               50%   Regional mall
                      Joppa Associates             50%   Retail

     The Anita Associates partnership was formed to develop and operate Santa Anita Fashion Park in Arcadia, California. The H-T Associates partnership has a 65% ownership interest in a partnership formed to develop and operate Towson Town Center in Towson, Maryland. The Joppa Associates partnership was formed to develop an adjacent retail building and undeveloped land in an expansion of Towson Town Center.

     Combined condensed financial statement information for unconsolidated joint ventures as of March 31, 1996 and December 31, 1995, and for the three months ended March 31, 1996 and 1995, is as follows (unaudited except for financial statement information as of December 31, 1995):


                                       MARCH 31,       DECEMBER 31,
                                         1997             1996
                                    --------------   ---------------

Real estate assets                   $247,895,000     $ 248,675,000
                                     ============     =============

Liabilities
     Secured real estate loans       $224,807,000     $ 225,022,000
     Other                             54,572,000        53,826,000
                                     ------------     -------------
                                     $279,379,000     $ 278,848,000
                                     ============     =============

Partners' equity
     Realty                          $(15,740,000)    $ (15,084,000)
     Others                           (15,744,000)      (15,089,000)
                                     ------------     -------------
                                     $(31,484,000)    $ (30,173,000)
                                     ============     =============


                                      THREE MONTHS ENDED MARCH 31,
                                         1997              1996
                                     ------------     -------------
                                                        (Restated)

Revenues                             $  9,277,000     $   8,988,000
                                     ============     =============

Net Loss
     Realty                          $   (155,000)    $    (406,000)
     Others                              (491,000)         (780,000)
                                     ------------     -------------
                                     $   (646,000)    $  (1,186,000)
                                     ============     =============

     During 1996, Joppa Associates agreed to sell the partnership property for $5,500,000. The sale is expected to close in the 1997 second quarter and Realty's share of the net proceeds is estimated to be $2,500,000. At March 31, 1997, the carrying value of Realty's investment in Joppa Associates was $2,239,000.

     In December 1996, Realty reached agreement for sale of its 50% partnership interest in H-T Associates to a third party ("original sales agreement"). The buyer also agreed to assume Realty's joint and several guaranty of a loan issued to expand Towson Town Center in the amount of $66,135,000. Realty's two partners in the venture have also each executed repayment guaranties, although one of the partners has a limited repayment guaranty. At March 31, 1997, the loan balance to which the guaranties relate was $164,641,000. The repayment guaranties contain covenants which, among other matters, require the guarantors to maintain minimum levels of net worth. At March 31, 1997, Realty was in default under the minimum net worth covenant. The lender may, among other things, foreclose on the assets of H-T Associates and pursue other remedies under the guaranties, however, as of March 31, 1997, the lender had not exercised such rights.

     Under the partnership agreement, Realty's partner, TrizecHahn Centers, Inc., had a right of refusal in the event Realty chose to sell its partnership interest. In January 1997, TrizecHahn Centers Inc., exercised its right of first refusal and elected to purchase Realty's interest in the partnership, pursuant to the terms of the original sales agreement. The original sales agreement provided for a $500,000 break-up fee in the event of exercise of the right of refusal. The break-up fee was paid in January 1997 resulting in a charge to earnings which has been reflected as "Program for disposition of non-core real estate assets" in The Santa Anita Companies and Realty statements of operations. At March 31, 1997, Realty's investment in H-T Associates was $3,863,000. The lender has approved, subject to acceptable documentation from TrizecHahn, the assumption by TrizecHahn of Realty's repayment guaranty. Realty expects such assumption when the transaction is consummated.

     On April 4, 1997, Realty and TrizecHahn reached agreement for a purchase price of $3,900,000 for Realty's interest in H-T Associates, which is not subject to further adjustment.

Note 5 - Santa Anita Commercial Center

     In January 1997, Realty submitted a Memorandum of Understanding for development of a 500,000 square foot Commercial Center, to the City of Arcadia. This agreement was approved by the City in March 1997. At March 31, 1997, $3,215,000 of Commercial Center development costs associated with entitlement, planning and leasing activities have been reflected in "Prepaid expenses and other assets" in The Santa Anita Companies and Realty balance sheets.

Note 6 - Strategic Alliance Transactions

     On August 19, 1996, the Companies announced a major transaction with Colony Investors II, L.P. ("Colony"), a Los Angeles based real estate investment company administered by Colony Capital, Inc., which pursuant to the terms of an agreement, would have invested in the Companies, over time, a total of $138 million.

     On September 5, 1996, as an initial step of the investment, Colony acquired 112,700 newly issued shares of paired common stock and 867,343 newly issued shares of Series A Redeemable Preferred Stock of Realty and Operating Company for $12,716,000, resulting in an ownership interest in the Companies of 8%.

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

     Effective March 31, 1997, the August 1996 agreement with Colony was terminated. Pursuant to the agreement, Colony was entitled to a termination fee of $4,000,000 and reimbursement of expenses up to $500,000. The $4,500,000 was paid on April 1, 1997 and has been reflected as "Strategic alliance termination fee and expense in The Santa Anita Companies, Realty and Operating Company statements of operations. Colony now has the right to redeem preferred shares at the average trading price of the Companies' common stock for a period preceding the date of Colony's redemption notice. The redemption price may be paid by cash of $11,254,000 and a six-month note for the balance.

Note 7 - Recent Developments

     In February 1997, The Financial Accounting Standards Board issued
Statement No.128, "Earnings per Share" ("FAS NO. 128"), which is required to be adopted on december 31, 1997. At that time, The Santa Anita Companies, Realty and Operating Company will be required to change the method currently used to compute earnings per share and to resale all prior periods. Adoption of FAS No. 128 will have no impact on the computation of primary earnings per share for the three months ended March 31, 1997 and 1996. Additionally, FAS No. 128 is not expected to have a material effect on the competition of fully diluted earnings per share for these periods .

     On April 13, 1997, The Santa Anita Companies entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Meditrust and its wholly owned subsidiary, Meditrust Acquisition Corporation IV (collectively "Meditrust"). Under the terms of the Merger Agreement, Meditrust will be merged with and into The Santa Anita Companies, and shareholders of Meditrust will receive 1.2016 paired common shares of The Santa Anita Companies for each share of Meditrust. This exchange is intended to be a tax-free exchange of shares. Based upon the closing price of Meditrust on April 11, 1997 of $37.25 per share, the transaction will have an initial value to shareholders of The Santa Anita Companies of approximately $383 million, or $31.00 per share. Upon consummation of the merger, the surviving corporations will be named Meditrust Corporation and Meditrust Operating Company.

     Meditrust has agreed to purchase approximately 1.2 million paired common shares of The Santa Anita Companies at a purchase price of $31.00 per paired common share. In addition, The Santa Anita Companies have agreed to sell to one or more independent parties designated by Meditrust approximately 1.0 million paired common shares at a price of $31.00 per paired common share.

     The Merger Agreement also provides that, if requested by The Santa Anita Companies, Meditrust will make available to The Santa Anita Companies $100 million (less the purchase price of the approximately 1.2 million paired common shares acquired by Meditrust) to be used by The Santa Anita Companies for a cash self tender or cash election to its shareholders at a price of $31.00 per paired common share.

     The transaction, which has been approved unanimously by the Boards of Directors of The Santa Anita Companies and the Board of Trustees of Meditrust, is subject to regulatory approvals and approvals by the shareholders of both The Santa Anita Companies and Meditrust. The merger is not subject to any financing conditions. The parties intend to file proxy materials for the proposed transaction as soon as possible. The transaction is expected to close in the fall of 1997.

Note 8 - Earnings Per Share

     In February 1997, The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FAS No. 128"), which is required to be adopted on December 31, 1997. At that time, The Santa Anita Companies, Realty and Operating Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Adoption of FAS No. 128 will have no impact on the computation of primary earnings per share for the three months ended March 31, 1997 and 1996. Additionally, FAS No. 128 is not expected to have a material effect on the computation of fully diluted earnings per share for these periods.

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SANTA ANITA REALTY ENTERPRISES, INC.

     The following narrative discusses Realty's results of operations for the three months ended March 31, 1997 and 1996, together with liquidity and capital resources as of March 31, 1997.

     Results of Operations - First Quarter 1997 Compared with First Quarter 1996 (Restated)

     Realty's revenues are derived principally from the rental of real property. Total revenues for the three months ended March 31, 1997 were $7,905,000, compared with $9,322,000 for the three months ended March 31, 1996, a decrease of $1,417,000. The lower 1997 revenues were due primarily to a decrease in rental revenues from Santa Anita Racetrack and to Realty selling certain non-core real estate assets in 1996.

     The most significant source of rental revenue is the lease of Santa Anita Racetrack. Racetrack rental revenues for 1997 were $6,440,000, a decrease of 4.1% from rental revenues of $6,715,000 in 1996. The decrease in rental revenues was due to the decrease in total wagering. Pursuant to the terms of the lease agreement for Santa Anita Racetrack, rental revenues are determined by wagering levels and commission rates (see "Managements' Discussion and Analysis of Financial Condition and Results of Operations - Operating Company - Results of Operations - First Quarter 1997 Compared with First Quarter 1996").

     Rental revenues from shopping center and office building real estate investments in 1997 were $1,033,000, a decrease of 48.8% from revenues of $2,016,000 in 1996. The decrease in 1997 was due primarily to the sale of three neighborhood shopping centers located in Phoenix, Arizona, in June 1996 and one shopping center located in Orange, California, in November 1996, and to the sale of two office buildings located in Upland, California, in August 1996, and in Santa Ana, California, in September 1996. As a result of Realty's intended disposition of the remaining two shopping centers, Realty anticipates that rental revenues will continue to decline in the remainder of 1997. Revenue from shopping centers was $580,000 in the 1997 first quarter (see "Notes to Financial Statements - Note 3 - Disposition of Non-Core Real Estate Assets").

     Interest and other income was $432,000 in 1997, a decrease of 26.9% from interest and other income of $591,000 in 1996. The decrease in interest and other income was due primarily to a 1996 common stock dividend on Pacific Gulf Properties Inc. common stock which was sold in 1996, partially offset by interest earned on proceeds of preferred stock sold to Colony in September 1996.

     Costs and expenses for 1997 were $2,456,000 (excluding costs associated with the program for disposition of non-core real estate assets of $500,000 and strategic alliance termination fee and expense of $4,080,000), a decrease of 33.0% from costs and expenses for 1996 of $3,666,000. The decrease in 1997 resulted primarily from decreases in shopping center and office building operating expenses of $432,000, interest and other expense of $389,000 and losses from unconsolidated joint ventures of $251,000.

     The decrease in shopping center and office building operating costs was due to the sale of four shopping centers and two office buildings in the 1996 second, third and fourth quarters. The decrease in interest and other expense was due to the reduction of debt by using the proceeds from the 1996 sales of non-core real estate assets to payoff the mortgage loans on the three Phoenix shopping centers in June 1996 and the Orange shopping center in November 1996, and paydown of borrowings under the revolving credit agreement. The decrease in losses from unconsolidated joint ventures is due to improved results from Joppa Associates.

     In addition, Realty had a charge of $4,080,000 in the first quarter of 1997 relating to a contractually obligated payment made to Colony, which has been reflected as "Strategic alliance termination fee and expense" in The Santa Anita Companies and Realty statements of operations.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Liquidity and Capital Resources

     Realty has funds available from a combination of short- and long-term sources. Short-term sources included cash and equivalents of $13,558,000 at March 31, 1997.

     The increase in cash for the three months ended March 31, 1997, was $637,000, compared with an increase in cash of $424,000 for the three months ended March 31, 1996. The comparative increase in cash of $213,000 was attributable to a decrease of $1,405,000 in cash provided by operating activities which was more than offset by decreases of $982,000 and $636,000 in cash used in investing activities and financing activities.

     The decrease in cash provided by operating activities of $1,405,000 was due primarily to a decrease in Santa Anita Racetrack rental revenues of $275,000, a decrease in operating earnings of shopping centers and office buildings of $551,000, a charge of $500,000 for the H-T Associates break-up fee and a decrease in other liabilities, primarily accounts payable and accrued liabilities, of $99,000 in 1997 compared with an increase in other liabilities, primarily accounts payable and accrued liabilities, of $245,000 in 1996. These decreases in cash provided were partially offset by a decrease in interest expense of $389,000.

     The decrease in cash used in investing activities of $982,000 was due primarily to a decrease of $752,000 in additions to certain other assets, primarily expenditures associated with development of the Santa Anita Commercial Center and a decrease of $225,000 in additions to real estate assets, primarily due to the sale of non-core real estate assets.

     The decrease in cash used in financing activities of $636,000 was due primarily to repayment of borrowings under the revolving credit agreement of $4,950,000 in 1996 and additional borrowings under the revolving credit agreement of $2,750,000 in 1997. These decreases in cash used were partially offset by an increase in dividends paid, primarily due to the issuance of preferred stock in September 1996, and an increase in intercompany receivables of $2,366,000 in 1997, compared with an increase in intercompany payables of $4,298,000 in 1996.

     Realty has entered into a revolving credit agreement with a commercial bank, under which it may borrow up to $20,000,000. The credit agreement terminates on June 1, 1997. Realty is in discussions with the commercial bank and expects to obtain an extension of the termination date, although no assurance can be given that such an agreement will be reached. Borrowings under the revolving credit agreement bear interest, at Realty's option, at the prime rate, at LIBOR plus 1 1/4%, or at a certificate of deposit rate plus 1 1/4%. Realty's Racetrack rental revenues have been pledged as collateral under the credit agreement. At March 31, 1997, $7,300,000 was outstanding under the credit agreement.

     The revolving credit agreement contains a restriction on the payment of dividends and certain other financial ratio and maintenance restrictions. In any twelve-month period beginning on or after July 1, 1994, dividends are limited to the greater of $.80 per share or an amount calculated to maintain Realty's qualification as a REIT. Realty's current dividend policy is in compliance with this dividend restriction. At March 31, 1997, Realty was in compliance with the other financial ratio and maintenance restrictions. Realty expects that as a result of the cash payment of the Colony termination fee on April 1, 1997, Realty will be in default under one financial covenant. Realty is currently in discussions with the commercial bank to resolve the prospective default, however, no assurance can be given that such resolution can be obtained.

     On August 19, 1996, the Companies announced a major transaction with Colony, a Los Angeles based real estate investment company administered by Colony Capital, Inc., which pursuant to the terms of an agreement, would have provided for Colony to invest in the Companies, over time, a total of $138 million. The agreement was terminated effective March 31, 1997 and Colony was paid a termination fee of $4,000,000 and reimbursed expenses of $500,000 on April 1, 1997. See "Notes to Financial Statements - Note 6 - Strategic Alliance Transactions".

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

     On December 6, 1996, Realty reached agreement for the sale of its 50% partnership interest in H-T Associates to a third party. The buyer also agreed to assume Realty's joint and several guaranty of a loan issued to expand
Towson Town Center in the amount of $66,135,000. At March 31, 1997, Realty was in default under the minimum net worth covenant of this guaranty. The lender may, among other things, foreclose on the assets of H-T Associates and pursue other remedies under the guaranties, however, as of March 31, 1997 the lender had not exercised such rights.

     Under the partnership agreement, each of Realty's two partners had a right of refusal in the event Realty chose to sell its partnership interest. In January 1997, one of Realty's partners, TrizecHahn Centers Inc. exercised its right of first refusal and elected to purchase Realty's interest in the partnership, pursuant to the terms of the original sales agreement. See "Notes to Financial Statements - Note 4 - Investments in Unconsolidated Joint Ventures".

     During 1996, Joppa Associates agreed to sell the partnership property to Heritage Properties, Inc. for $5,500,000. The sale is expected to close in the 1997 second quarter. Realty's share of the net proceeds from the sale are estimated to be $2,500,000. At March 31, 1997, the carrying value of Realty's investment in Joppa Associates was $2,239,000. See "Notes to Financial Statements - Note 4 - Investments in Unconsolidated Joint Ventures".

     Realty has agreed to provide Operating Company with up to $10,000,000 in short-term advances, which is dependent upon Realty's liquidity and capital resources. At March 31, 1997, Realty has guaranteed an Operating Company capital lease of $638,000.

     At March 31, 1997, Realty's secured real estate loans receivable were carried at $10,609,000, net of $2,472,000 of valuation allowances, and had maturities ranging from 1997 to 2002. For the three months ended March 31, 1997, secured real estate loans receivable earned interest income of $264,000.

     In the event of a "change in control", participants in the Realty and Operating Company joint non-contributory defined benefit retirement plan will become fully vested in plan benefits and participants in the thrift plan will become fully vested in matching company contributions. Additionally, all Realty stock options will become fully vested except for 200,000 Realty options whose vesting is dependent on common stock performance.

     Realty has entered into severance agreements with certain officers and key employees. If there is a "change in control" and under certain circumstances, one executive officer will be entitled to a lump sum payment equal to 2 1/2 times base pay, calculated as annual base salary plus average bonuses over the preceding three calendar years. In addition, one executive officer and certain employees will be entitled to a lump sum payment equal to one times base pay, as calculated above. Pursuant to a resignation agreement with an executive officer, if there is a "change in control" on or prior to May 17, 1997, he will be entitled to an additional lump sum cash payment totaling $303,920. No provision has been accrued or funded under this agreement.

     Realty expects that proceeds from the sale of non-core real estate assets will be used to reduce mortgage debt, to reduce borrowings under the revolving credit agreement and for other corporate purposes.

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Liquidity and Capital Resources (Continued)

     Realty expects that the funds provided by operating activities and the sale of non-core real estate assets will provide sufficient liquidity to meet working capital needs and reduce outstanding borrowings under the revolving credit agreement.

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

SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

     Operating Company is engaged in thoroughbred horse racing through its wholly-owned subsidiary, Los Angeles Turf Club, Incorporated ("LATC"), which leases the Santa Anita Racetrack ("Santa Anita") from Realty.

     The following narrative discusses Operating Company's results of operations for the three months ended March 31, 1997 and 1996 together with liquidity and capital resources as of March 31, 1997.

     Results of Operations - First Quarter 1997 Compared with First Quarter 1996

     Operating Company derives its revenues from thoroughbred horse racing activities. Horse racing revenues in the first quarter of 1997 were $36,307,000, down 4.7% from $38,081,000. $600,000 of this decline was due to the racetrack being unable to simulcast its racing signal to the state of Nevada because of a lingering rate dispute between the Thoroughbred Owners of California and the Nevada Pari-Mutuel Association. Management expects this dispute to be resolved prior to the fall 1997 Oak Tree Meeting. In addition, the decrease in race days from 66 in the first quarter of 1996 to 65 in the first quarter of 1997 and the decrease in admissions related revenues, discussed in the following paragraph, resulted in a decline in revenues.

     In the first quarter of 1997, live thoroughbred horse racing at Santa Anita Racetrack totaled 65 days compared with 66 days in the same period last year. Total and average daily on-track attendance at the live racing events in the first quarter of 1997 were down 2.9% and 1.4% from the comparable year ago period. Total and average daily wagering in the first quarter of 1997 were down 3.6% and 2.1% compared with the same period last year. In the first quarter of 1997 compared with the same period last year: total on-track wagering decreased 5.7% while average daily wagering decreased 4.2%; total wagering at Southern California satellite locations decreased 6.9% while average daily wagering decreased 5.5%; total and average daily wagering at out-of-state locations increased 3.2% and 4.8%; and total and average daily wagering at Northern California locations decreased 6.9% and 5.4%.

     Management anticipates that the movement from on-track attendance and wagering to off-site is likely to continue albeit at a slower rate. The growth rate in off-site wagering is dependent primarily upon such factors as Operating Company's ability to access new markets and the removal of various legal barriers which inhibit entry into such markets.

     Horse racing operating costs in the first quarter of 1997 were $24,754,000 (or 68.2% of horse racing revenues) compared with $24,890,000 (or 65.4% of horse racing revenues) in the same period last year. The operating margin decline in the first quarter of 1997 compared with the same period last year was primarily due to the decrease in horse racing revenues.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Results of Operations - First Quarter 1997 Compared with First Quarter 1996 (Continued)

     Depreciation expense in the first quarter of 1997 was $1,891,000, $134,000 higher than the $1,757,000 in the comparable period last year. The increase in depreciation expense is due to the addition of fixed assets during 1996.

     General and administrative expenses were $2,029,000 in the first quarter of 1997, a decrease of 18.0% from the $2,474,000 in the comparable period last year due to lower executive compensation expenses in 1997. Interest expense decreased to $54,000 in the first quarter of 1997 from $73,000 in the first quarter of 1996.

     Rental expense to Realty was $6,440,000 in the first quarter of 1997 compared with $6,715,000 in the same period last year. The decrease in rental expense of 4.1% was due to the decrease in total wagering. Under the lease terms between LATC and Realty, LATC pays to Realty 1.5% of the on-track wagering on live races at Santa Anita Racetrack and 26.5% of its wagering commissions from all satellite wagering.

     In addition, Operating Company had a charge of $420,000 in the first quarter of 1997 relating to a contractually obligated payment made to Colony, which has been reflected as "Strategic alliance termination fee and expense" in The Santa Anita Companies and Operating Company statements of operations.

     Seasonality

     Operating Company's operations are subject to seasonal fluctuations. Operating Company recognizes the majority of its revenues in the first quarter due to live racing activity at Santa Anita Racetrack. Therefore, the results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

     Liquidity and Capital Resources

     At March 31, 1997, Operating Company's sources of liquidity included cash and short-term investments of $23,433,000, together with a verbal commitment from Realty to provide up to $10,000,000 in short-term borrowings. In addition, Realty has guaranteed an Operating Company capital lease of $638,000. Operating Company's ability to utilize Realty's line of credit is dependent upon Realty's liquidity and capital resources. (See Item 2. "Managements' Discussion and Analysis of Financial Condition and Results of Operations - Santa Anita Realty Enterprises, Inc. - Liquidity and Capital Resources"). For the three months ended March 31, 1997, short-term investments earned interest income of $97,000.

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

     Operating Company generated $2,336,000 less cash from operations in the first quarter of 1997 compared with the same period last year. Net cash provided by operating activities was $11,587,000 in 1997 compared with $13,923,000 in 1996. The decrease in cash from operations was primarily due to decreased operating income from horse racing operations and a decrease in deferred revenues.

     Net cash used in investment activities was $624,000 in the first quarter of 1997 compared with $438,000 in the same period last year. The $186,000 increase in cash used in investment activities was attributable to an increase in capital improvements at Santa Anita Racetrack partially offset by the utilization of Realty stock held by Operating Company for the exercise of stock options.

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Liquidity and Capital Resources (Continued)

     Net cash provided by financing activities was $2,169,000 in the first quarter of 1997 compared with net cash used in financing activities of $4,508,000 in the same period last year. The fluctuation is due primarily to Operating Company prepaying its rental payments due to Realty in the first quarter of 1996. Operating Company did not prepay those rental payments in the first quarter of 1997.

     In the event of a "change in control", participants in the Realty and Operating Company joint non-contributory defined benefit retirement plan will become fully vested in plan benefits and participants in the thrift plan will become fully vested in matching company contributions. Additionally, all Operating Company stock options will become fully vested .

     Operating Company has entered into severance agreements with certain officers and key employees. If there is a "change in control" and under certain circumstances, executive officers will be entitled to a lump sum payment equal to 2 1/2 times base pay, calculated as annual base salary plus average bonuses over the preceding three calendar years. In addition, one officer will be entitled to a lump sum payment equal to one times base pay, as calculated above. Pursuant to resignation agreements with two executive officers, if there is a "change in control" on or prior to May 17, 1997, they will be entitled to additional lump sum cash payments totaling $355,666. No provision has been accrued or funded under these agreements.

     Impact of Inflation

     LATC's expenses are heavily labor-intensive with labor rates being covered by negotiated contracts with labor unions. Labor contracts with the pari-mutuel, service and operational employees were successfully renegotiated in 1995 and 1996. Management continues to address cost containment and labor productivity in all areas.

SPECIAL CONSIDERATIONS REGARDING FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1993 and
Section 21E of the Securities Exchange Act of 1934. All forward looking statements involve risks and uncertainties. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. Reference is made in particular to Realty's plans for future sales of its non-core assets and the use of proceeds thereof, Realty's proposed development of land adjacent to Santa Anita Park and other forward looking statements in the quarterly report. Such statements may be identified by the use of terms such as "many," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties

                    SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                   FORM 10-Q

                      For the Quarter Ended March 31, 1997


PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:


           Exhibit
           Number
        -------------------

            10.1                Memorandum of Agreement by and between Santa
                                Anita Realty Enterprises, Inc. and TrizecHahn
                                Centers, Inc., dated as of January 27, 1997, as amended by Third Amendment dated April 4, 1997.

            10.2                Amended and Restated Agreement and Plan of
                                Merger, dated as of April 13, 1997, by and among Santa Anita Realty Enterprises, Inc., Santa
                                Anita Operating Company, Meditrust and Meditrust
                                Acquisition Corporation IV (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K of Santa Anita Realty Enterprises, Inc.
                                and Santa Anita Operating Company dated April
                                13, 1997).

b) The following reports on Form 8-K have been filed by Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company:

        i) Current Report, dated January 7, 1997, reporting "Other Events" pursuant to Item 5 of Form 8-K.

        ii) Current Report, dated April 13, 1997, reporting "Other Events" pursuant to Item 5 of Form 8-K.

        iii) Current Report, dated April 13, 1997, reporting "Financial Statements and Exhibits" pursuant to Item 7 of Form 8-K.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Realty and Operating Company have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

SANTA ANITA REALTY ENTERPRISES,             SANTA ANITA OPERATING COMPANY
 INC.






By: /s/ BRIAN L. FLEMING                      By: /s/ WILLIAM C. BAKER

       ----------------------------                --------------------------
       Brian L. Fleming                            William C. Baker
       Acting President and Chief                  Chairman of the Board
       Executive Officer                           and Chief Executive Officer
       and Executive Vice President                (Principal Executive Officer)
       Chief Financial Officer
       (Principal Executive and
       Financial Officer)


       Date:  May 2, 1997                          Date:  May 2, 1997





By: /s/ ROGER C. ALLEN                        By: /s/ ELIZABETH P. HAUG

       ----------------------------                ---------------------------
       Roger C. Allen                              Elizabeth P. Haug
       Controller                                  Controller
       (Principal Accounting Officer)              (Principal Financial and
                                                   Accounting Officer)



       Date:  May 2, 1997                          Date:  May 2, 1997