Form 10-K/A
period 1996-12-31
SANTA ANITA REALTY ENTERPRISES INC; SANTA ANITA OPERATING CO
filed 1997-05-16
CIK 314661, 313749

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

(MARK ONE)

[X] JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             FOR THE TRANSITION PERIOD FROM ________ TO _________

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K._____.

  The aggregate market value of the paired voting stock of Santa Anita Realty Enterprises, Inc. and of Santa Anita Operating Company held by nonaffiliates on March 31, 1997 was $287,621,000.
                      ------------

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

  SEASONAL VARIATIONS IN BUSINESS

  Realty is subject to significant seasonal variation in revenues due primarily to the seasonality of thoroughbred horse racing. The following table presents restated unaudited quarterly results of operations for Realty during 1996 and 1995 (see "Notes to Financial Statements--Note 21--Combined Quarterly Financial Information--Unaudited"):

                                             QUARTERS ENDED 1996
                                 --------------------------------------------
                                   MARCH     JUNE       SEPT.        DEC.
                                 ------------------- -----------  -----------
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues.................. $   9,322 $   4,240 $     2,379  $     3,243
Costs and expenses..............     2,722     2,221       2,645        1,604
Interest and other..............       944       756         502          468
Strategic alliance costs........       --        --          --         1,090
Arcadia development costs.......       --        --          --         2,900
Program for disposition of non-
 core real estate assets........       --        855          90        1,055
                                 --------- --------- -----------  -----------
Net income (loss)...............     5,656       408        (858)      (3,874)
Preferred stock dividends.......       --        --        4,813        7,555
                                 --------- --------- -----------  -----------
Net income (loss) applicable to
 common shares.................. $   5,656 $     408 $    (5,671) $   (11,429)
                                 ========= ========= ===========  ===========
Net income (loss) per common
 share ......................... $     .50 $     .04 $      (.50) $      (.99)
                                 ========= ========= ===========  ===========
                                             QUARTERS ENDED 1995
                                 --------------------------------------------
                                   MARCH     JUNE       SEPT.        DEC.
                                 ------------------- -----------  -----------
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues.................. $   9,066 $   4,795 $     3,009  $     5,556
Costs and expenses..............     3,227     2,713       3,169        2,994
Interest and other..............     1,120     1,118       1,074        1,009
Costs of equity offering........       --        700         --           --
Card club option write-off......       --        --        2,000          --
Program for disposition of non-
 core real estate assets........       --        --       26,300        4,000
                                 --------- --------- -----------  -----------
Income (loss) before extraordi-
 nary gain......................     4,719       264     (29,534)      (2,447)
Extraordinary gain on early re-
 tirement of debt...............       --        --          --         4,050
                                 --------- --------- -----------  -----------
Net income (loss)............... $   4,719 $     264 $   (29,534) $     1,603
                                 ========= ========= ===========  ===========
Net income (loss) per common
 share
  Before extraordinary gain..... $     .42 $     .02 $     (2.59) $      (.22)
  Extraordinary gain............       --        --          --           .36
                                 --------- --------- -----------  -----------
                                 $     .42 $     .02 $     (2.59) $       .14
                                 ========= ========= ===========  ===========

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
                                   -------- -------- -------- -------- --------
AS A SATELLITE
Santa Anita as Satellite for Hol-
 lywood Park:
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

  The following table sets forth certain unaudited financial information with respect to LATC:

                                                YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                         1996    1995    1994    1993    1992
                                        ------- ------- ------- ------- -------
                                                    (IN THOUSANDS)
Revenues:
 Wagering commissions:
  On-track............................. $14,324 $15,262 $16,831 $15,878 $18,695
  Southern California satellite loca-
   tions...............................  14,470  14,866  13,665  12,078  13,706
  Northern California satellite loca-
   tions...............................   1,958   2,193     654     --      --
  Out-of-state locations...............   5,935   5,127   4,719   3,238   2,792
  Satellite for Hollywood Park, Del Mar
   and Pomona Fairplex.................   3,286   3,210   3,310   3,391   3,422
  Sublease income......................   4,808   4,929   3,917   3,843   2,724
 Admission related.....................  23,825  24,060  24,750  25,842  28,795
                                        ------- ------- ------- ------- -------
 Revenues..............................  68,606  69,647  67,846  64,270  70,134
                                        ------- ------- ------- ------- -------
Costs and Expenses:
  Horse racing operating costs.........  48,735  48,686  48,352  46,696  52,254
  Depreciation and amortization........   3,212   3,196   4,251   2,768   2,732
  General and administrative...........   3,223   3,216   3,125   3,973   3,739
                                        ------- ------- ------- ------- -------
  Costs and expenses...................  55,170  55,098  55,728  53,437  58,725
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

  SEASONAL VARIATIONS IN BUSINESS

  Operating Company is also subject to significant seasonal variation. LATC conducts an annual meet commencing the day after Christmas and continuing through mid-April. This seasonal variation is indicated by the following restated unaudited quarterly results of operations for Operating Company during 1996 and 1995 (see "Notes to Financial Statements--Note 21--Combined Quarterly Financial Information--Unaudited"):

                                              QUARTERS ENDED 1996
                                  --------------------------------------------
                                    MARCH       JUNE      SEPT.        DEC.
                                  ---------- ---------- ----------  ----------
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     Total revenues.............  $   38,267 $   14,093 $    6,549  $   10,278
     Costs and expenses.........      35,836     13,945      7,664      12,216
     Interest...................          73         69         64          82
                                  ---------- ---------- ----------  ----------
     Net income (loss)..........       2,358         79     (1,179)     (2,020)
     Preferred stock dividend...         --         --          52         --
                                  ---------- ---------- ----------  ----------
     Net income (loss) applica-
      ble to common shares......  $    2,358 $       79 $   (1,231) $   (2,020)
                                  ========== ========== ==========  ==========
     Net income (loss) per com-
      mon share ................  $      .21 $      .01 $     (.11) $     (.18)
                                  ========== ========== ==========  ==========
                                              QUARTERS ENDED 1995
                                  --------------------------------------------
                                    MARCH       JUNE      SEPT.        DEC.
                                  ---------- ---------- ----------  ----------
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     Total revenues.............  $   37,003 $   15,572 $    6,269  $   11,489
     Costs and expenses.........      34,944     15,135      6,246      12,341
     Interest...................          91         87        130          93
                                  ---------- ---------- ----------  ----------
     Income (loss) before income
      taxes.....................       1,968        350       (107)       (945)
     Income tax benefit.........         --         --         --        2,000
                                  ---------- ---------- ----------  ----------
     Net income (loss)..........  $    1,968 $      350 $     (107) $    1,055
                                  ========== ========== ==========  ==========
     Net income (loss) per com-
      mon share.................  $      .18 $      .03 $     (.01) $      .09
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
                                ========  ========  ======== ========  ========

                         SANTA ANITA OPERATING COMPANY

                                AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                               -----------------------------------------------
                                 1996      1995     1994      1993      1992
                               --------  -------- --------  --------  --------
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS
 DATA:
Revenues:
  Wagering commissions.......  $ 44,781  $ 45,587 $ 43,096  $ 38,428  $ 41,339
  Admission related..........    23,825    24,060   24,750    25,842    28,795
  Interest and other.........       581       686      565       571       747
                               --------  -------- --------  --------  --------
    Total revenues...........    69,187    70,333   68,411    64,841    70,881
                               --------  -------- --------  --------  --------
Costs and expenses:
  Horse racing operating
   costs.....................    48,735    48,686   48,352    46,696    52,254
  Depreciation and amortiza-
   tion......................     3,212     3,196    4,251     2,768     2,732
  General and administra-
   tive......................     6,353     5,442    5,583     5,801     6,154
  Interest and other.........       788       401      446       493       194
  Rental expense to Realty...    10,861    11,342   13,057    11,315    12,686
                               --------  -------- --------  --------  --------
    Total costs and ex-
     penses..................    69,949    69,067   71,689    67,073    74,020
                               --------  -------- --------  --------  --------
Income (loss) before income
 taxes.......................      (762)    1,266   (3,278)   (2,232)   (3,139)
Income tax benefit ..........       --      2,000      --        --        243
                               --------  -------- --------  --------  --------
Net income (loss)............      (762)    3,266   (3,278)   (2,232)   (2,896)
Preferred stock dividends....        52       --       --        --        --
                               --------  -------- --------  --------  --------
Net income (loss) applicable
 to common shares............  $   (814) $  3,266 $ (3,278) $ (2,232) $ (2,896)
                               ========  ======== ========  ========  ========
Net income (loss) per common
 share.......................  $   (.07) $    .29 $   (.29) $   (.20) $   (.26)
                               ========  ======== ========  ========  ========
Dividends declared per common
 share.......................  $    --   $    --  $    --   $    --   $    --
                               ========  ======== ========  ========  ========
Weighted average common
 shares outstanding..........    11,317    11,214   11,143    11,141    11,141
                               ========  ======== ========  ========  ========
BALANCE SHEET DATA:
Total assets.................  $ 38,807  $ 39,370 $ 38,912  $ 42,152  $ 39,458
                               ========  ======== ========  ========  ========
Loans payable................  $    867  $  1,735 $  2,529  $  3,254  $  3,918
                               ========  ======== ========  ========  ========
Shareholders' equity.........  $ 11,186  $ 11,210 $  9,000  $ 12,274  $ 14,506
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

  Income, before nonrecurring items, was $7,720,000 or $.68 per share in 1996, compared with $6,770,000 or $0.60 per share in 1995 (excluding the 1995 extraordinary gain), and $5,233,000, or $.47 per share in 1994, and reconciles to income (loss) before extraordinary gain as follows:

                                   1996             1995             1994
                               --------------  ----------------  --------------
                               INCOME    PER    INCOME    PER    INCOME    PER
                               (LOSS)   SHARE   (LOSS)   SHARE   (LOSS)   SHARE
                               -------  -----  --------  ------  -------  -----
                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                         RESTATED
                                               --------------------------------
Income before nonrecurring
 items and
 extraordinary gain........... $ 7,720  $ .68  $  6,770  $  .60  $ 5,233  $.47
Nonrecurring items:
  Executive severance.........  (1,080)  (.09)      --      --       --    --
  Strategic alliance costs....  (1,200)  (.10)      --      --       --    --
  Arcadia development costs...  (2,900)  (.26)      --      --       --    --
  Program for disposition of
   non-core real estate
   assets.....................  (2,000)  (.18)  (30,300)  (2.70)     --    --
  Costs of equity offering....     --     --       (750)   (.07)     --    --
  Card club option write-off..     --     --     (2,000)   (.17)     --    --
  Equity in Pacific real es-
   tate gain..................     --     --      1,080     .10      --    --
  Write-down of turf course...     --     --       (432)   (.04)  (1,426) (.13)
  Write-down of land held for
   development................     --     --        --      --    (1,043) (.09)
  Debt repayment costs on
   Fashion Park financing, net
   of minority interest.......     --     --        --      --      (739) (.07)
  Franchise tax adjustments,
   refunds and interest.......     --     --      2,000     .17      --    --
                               -------  -----  --------  ------  -------  ----
Income (loss) before extraor-
 dinary gain.................. $   540  $ .05  $(23,632) $(2.11) $ 2,025  $.18
                               =======  =====  ========  ======  =======  ====

  For additional information on the nonrecurring items, see separate "Management's Discussion and Analysis of Financial Condition and Results of Operations--Realty" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Operating Company."

  In April 1997, The Santa Anita Companies filed amendments to their 1996 second and third quarter Joint Quarterly Reports on Form 10-Q (see "Notes to Financial Statements--Note 21--Combined Quarterly Financial Information-- Unaudited").

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

  Rental revenues from shopping center and office building real estate investments in 1996 were $6,671,000, a decrease of 21.0% from revenues of $8,447,000 in 1995. The decrease in 1996 was due primarily to the sale of three neighborhood shopping centers located in Phoenix, Arizona, in June 1996, one neighborhood shopping center located in Orange, California, in November 1996, and to the sale of an office building, located in Upland, California, in August 1996, and an office building located in Santa Ana, California, in September 1996. As a result of Realty's intended disposition of non-core real estate assets, Realty anticipates that rental revenues will decline in 1997. Revenue and operating income less interest expense of the two neighborhood shopping centers held for sale were $1,474,000 and $271,000 in 1996 (see "Notes to Financial Statements--Note 3-- Disposition of Non-Core Real Estate Assets" and Item 1. "Business--Realty--Assets Sold or Held for Sale, and--Special Considerations Regarding Forward Looking Statements").

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

  The decrease in depreciation and amortization expense was due to no depreciation being taken in 1996 on the assets held for sale, which treatment is in accordance with FAS No. 121. See "Notes to Financial Statements--Note 3--Disposition of Non-Core Real Estate Assets". The decrease in interest and other expense is due to the payoff of the mortgage loan on the Santa Ana office building in November 1995 and to the reduction of debt by using the proceeds from the 1996 sales of non-core real estate assets to payoff the mortgage loans on the three Phoenix shopping centers in May 1996, payoff the mortgage loan on the Orange shopping center in November 1996, and paydown of borrowings under the revolving credit agreement in May 1996. The decrease in losses from unconsolidated joint ventures is due to improved operating results at Santa Anita Fashion Park. Losses of the two joint ventures held for sale were $1,912,000 in 1996. The increase in general and administrative costs is due principally to costs incurred to defeat a municipal initiative concerning development of Realty's property (See "Notes to Financial Statements--Note 5-- Santa Anita Commercial Center") and termination expenses associated with personnel reductions.

  Executive severance costs of $229,000 related to the resignation of three executive officers in 1996. (See "Notes to Financial Statements--Note 6-- Executive Severance"). Nonrecurring expenses of $5,990,000 resulted from strategic alliance costs of $1,090,000 (See "Notes to Financial Statements--
Note 4--Strategic Alliance Transactions"), development costs for the Arcadia property of $2,900,000 (See "Notes to Financial Statements--Note 5--Santa Anita Commercial Center") and charges associated with the program for disposition of non-core real estate assets of $2,000,000 (see "Notes to Financial Statements--Note 3--Disposition of Non-Core Real Estate Assets").

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

  Costs and expenses for 1995 were $16,424,000, excluding nonrecurring costs and expenses totaling $33,000,000, a decrease of 14.4% from costs and expenses for 1994 of $19,194,000, excluding nonrecurring expenses of $1,782,000. The decrease in 1995, excluding nonrecurring costs and expenses, was due primarily to cost savings from the disposition of the multifamily and industrial operations including a decrease in interest expense resulting from the $44,300,000 of associated mortgage debt which was transferred to Pacific as part of the disposition and a decrease in general and administrative expense, partially offset by an increase in losses from unconsolidated joint ventures.

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

  The revolving credit agreement contains a restriction on the payment of dividends and certain other financial ratio and maintenance restrictions. In any twelve-month period beginning on or after July 1, 1994, dividends are limited to the greater of $.80 per share or an amount calculated to maintain Realty's qualification as a REIT. Realty's current dividend policy is in compliance with this dividend restriction. Additionally, at December 31, 1996, Realty was in compliance with the other financial ratio and maintenance restrictions. Realty expects that as a result of the cash payment of the Colony termination fee on April 1, 1997 (see "Notes to Financial Statements--
Note 4--Strategic Alliance Transactions"), Realty will be in default under one financial covenant. Realty is currently in discussions with the commercial bank to resolve the prospective default, however, no assurance can be given that such a resolution can be obtained.

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

  In the event of a "change in control, participants in the Realty and Operating Company joint non-contributory defined benefit retirement plan will become fully vested in plan benefits and participants in the thrift plan will become fully vested in matching company contributions. Additionally, all Operating Company stock options will become fully vested.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  (a) The names, ages and business experience of the Companies' directors and executive officers during the past five years are set forth below:

                                          PRINCIPAL BUSINESS EXPERIENCE DURING
      NAME AND AGE                 PAST 5 YEARS AND ALL POSITIONS WITH THE COMPANIES
      ------------             ---------------------------------------------------------
William C. Baker, 63.........  Chairman of the Board of Operating Company and Realty
                               since 1996, Director since 1991; Chief Executive Officer
                               of Operating Company since 1996; Chief Executive Officer
                               of Realty, 1996; President, Red Robin International,
                               Inc., 1993-1995; Chairman of the Board and Chief
                               Executive Officer, Carolina Restaurant Enterprises, Inc.
                               (restaurant franchisee), 1992-1996; Director, Callaway
                               Golf Company (golf equipment) and Public Storage, Inc.
                               (REIT).

Brian L. Fleming, 53.........  Director of Realty since 1996; Acting President and Chief
                               Executive Officer of Realty since 1996; Executive Vice
                               President, Chief Financial Officer and Secretary of
                               Realty since 1994; Senior Vice President, Carter Hawley
                               Hale Stores, Inc., 1987-1994.

Clifford C. Goodrich, 54.....  Director of Operating Company since 1989; Executive Vice
                               President of Operating Company since 1995; Vice President
                               of Operating Company, 1989-1995; President of Los Angeles
                               Turf Club, Incorporated since 1989.

Richard S. Cohen, 62.........  Director of Operating Company and Realty since 1967;
                               Attorney, Law Offices of Richard S. Cohen and Donna Frost
                               Cohen since 1991; President, Four Seas Restaurants, Inc.
                               (restaurant franchisee) since 1988.

James P. Conn, 59............  Director of Operating Company and Realty since 1995;
                               Managing Director and Chief Investment Officer, Financial
                               Security Assurance, Inc. (insurance) since 1992;
                               President and Chief Executive Officer, Bay Meadows
                               Operating Company (horse racing), 1988-1992; Director,
                               California Jockey Club (REIT); Trustee, Gabelli Equity
                               Trust and Gabelli Global Multimedia Trust (investment
                               companies).

Arthur Lee Crowe, 73.........  Director of Operating Company and Realty since 1960;
                               Investor; Vice Chairman of Operating Company and Realty
                               since 1988.

John C. Cushman, III, 56.....  Director of Operating Company and Realty since 1996;
                               President and Chief Executive Officer, Cushman Realty
                               Corporation since 1978; Director, National Golf
                               Properties, Inc. (golf course management).

Taylor B. Grant, 47..........  Director of Operating Company since 1996 and Realty since
                               1988; Senior Vice President, Beazer Homes California,
                               Inc. since 1996; Investor; Receiver Superior Court, State
                               of California since 1993; Chief Executive Officer, Optima
                               Asset Management Services (property management), 1992-
                               1993; President, Grant Building Company, 1984-1992 (real
                               estate development).

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

                          SUMMARY COMPENSATION TABLE

                         ANNUAL COMPENSATION(1) LONG-TERM COMPENSATION
                         ---------------------- -----------------------
                                                 RESTRICTED  SECURITIES  ALL OTHER
        NAME AND                                STOCK AWARDS UNDERLYING COMPENSATION
   PRINCIPAL POSITION          SALARY   BONUS       ($)      OPTIONS(#)     (2)
   ------------------         -------- -------- ------------ ---------- ------------
William C. Baker........ 1996 $112,500 $125,000     $--       $150,000    $   --
 President and Chief
 Executive Officer (3)

Stephen F. Keller....... 1996  250,000      --       --            --     681,714(5)
 President and Chief Ex-
  ecutive                1995  400,000      --       --         10,000
 Officer (4)             1994  379,167   85,000       (6)       20,000      9,448

Clifford C. Goodrich.... 1996  252,000   70,000      --            --         --
 Executive Vice Presi-
  dent                   1995  242,000   50,000      --          9,000        --
                         1994  231,667   40,000       (6)       15,000        --

Thomas S. Robbins....... 1996  169,000   27,000      --            --       9,714
 Vice President--Racing  1995  161,333   23,000      --          5,000      2,429
                         1994  153,750   20,000      --          8,000      9,433

Mark T. Stephens........ 1996  127,083   35,000      --            --       7,797
 Vice President--LATC(7) 1995  121,000   17,500      --          5,000        --
                         1994  111,667   17,500      --          8,000        --

Michael J. Manning...... 1996  163,571      --       --            --         --
 Vice President--LATC(8) 1995  151,333   30,000      --          7,000        --

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

                          SUMMARY COMPENSATION TABLE

                                  ANNUAL COMPENSATION(1)
                                  -----------------------
                                                          SECURITIES
                                                          UNDERLYING    ALL OTHER
NAME AND PRINCIPAL POSITION         SALARY       BONUS    OPTIONS(#) COMPENSATION(2)
---------------------------       ----------- ----------- ---------- ---------------
Brian L. Fleming........     1996 $   218,370 $   100,000      --       $  7,894
 Acting President and
  Chief Executive            1995     170,625      60,000    6,000           --
 Officer, Executive Vice
  President,                 1994      99,687      20,000   35,000           --
 Chief Financial Officer
 and Secretary(3)

William C. Baker........     1996 112,500     125,000      200,000           --
 President and Chief
 Executive Officer(4)

Sherwood C. Chilling-
 worth..................     1996     124,157         --       --        206,080(6)
 Chief Executive Officer
  and Vice                   1995     175,000      30,000    9,000           --
 Chairman(5)                 1994     129,167      30,000   45,000           --

Tom D. Austin(7)........     1996     106,450      30,000      --          5,570
 Vice President              1995     100,000      11,000    5,000           --

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

                       OPTION GRANTS IN LAST FISCAL YEAR

                         NUMBER OF
                         SHARES OF                                            POTENTIAL REALIZABLE
                           PAIRED                                               VALUE AT ASSUMED
                           COMMON         % OF TOTAL                          ANNUAL RATES OF STOCK
                           STOCK           OPTIONS                             PRICE APPRECIATION
                         UNDERLYING       GRANTED TO                           FOR OPTIONS TERM(1)
                          OPTIONS        EMPLOYEES IN   EXERCISE   EXPIRATION ---------------------
                          GRANTED        FISCAL YEAR  PRICE ($/SH)    DATE        5%        10%
                         ----------      ------------ ------------ ---------- ---------- ----------
Brian L. Fleming........      --             $--         $  --        --      $      --  $      --
William C. Baker........  200,000(2)(3)        95%        14.04(4)     (5)     1,388,000  4,018,000
Sherwood C. Chilling-
 worth..................      --              --            --        --             --         --
Tom D. Austin...........      --              --            --        --             --         --

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

    The following table sets forth the number of stock options exercised during 1996 and the number of unexercised options held and the value of "in the money" options held as of December 31, 1996:

             OPTIONS EXERCISED AND FISCAL YEAR-END OPTION HOLDINGS

                                            NUMBER OF SHARES OF PAIRED
                          NUMBER              COMMON STOCK UNDERLYING             VALUE OF UNEXERCISED
                         OF SHARES            UNEXERCISED OPTIONS AT             IN-THE-MONEY OPTIONS AT
                         ACQUIRED                DECEMBER 31, 1996                  DECEMBER 31, 1996
                            ON      VALUE   ------------------------------      -------------------------
          NAME           EXERCISE  REALIZED EXERCISABLE     UNEXERCISABLE       EXERCISABLE UNEXERCISABLE
          ----           --------- -------- -------------   --------------      ----------- -------------
Brian L. Fleming........    --       $--      $      15,200           25,800     $129,100    $  234,525
William C. Baker........    --        --                --           200,000          --      2,200,000
Sherwood C. Chilling-
 worth..................    --        --             15,000           39,000(1)    99,375       340,125
Tom D. Austin...........    --        --              1,600            6,400       17,675        70,700

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

                                                        NUMBER OF   PERCENT OF
                                             CLASS OF   SHARES OF    SHARES OF
NAME                                           STOCK   STOCK(1)(2)  STOCK(1)(2)
----                                         --------- -----------  -----------
Apollo Real Estate Investment Fund II, L.P.     Common   989,900(3)      8.6%
and affiliates.............................
1301 Avenue of the Americas
New York, New York 10019
GAMCO Investors, Inc. and affiliates.......     Common   794,900(4)      6.9
One Corporate Center
Rye, New York 10580
Gotham Partners, L.P. and affiliates.......     Common   589,300(5)      5.1
110 East 42nd Street, 18th Floor
New York, New York 10017
Colony Investors, II, L.P. ................  Preferred   867,343       100.0
1999 Avenue of the Stars                        Common   112,700         1.0
Los Angeles, California 90067
OPERATING COMPANY MANAGEMENT
William C. Baker...........................     Common    81,400           *
Stephen F. Keller(6).......................     Common    49,967           *
Clifford C. Goodrich(7)....................     Common    86,082           *
Thomas S. Robbins..........................     Common    19,006           *
Michael J. Manning.........................     Common    13,500           *
Mark T. Stephens...........................     Common     8,338           *
All current directors and executive
 officers as a group (13 persons)(7)(8)....     Common   971,492         8.3
REALTY MANAGEMENT
Brian L. Fleming...........................     Common    15,348           *
William C. Baker...........................     Common    81,400           *
Sherwood C. Chillingworth..................     Common    16,000           *
Tom D. Austin..............................     Common     2,135           *
All current directors and executive offi-
 cers as a group (12 persons)(8)...........     Common   870,922         7.5

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

      1.Financial Statements See Index to Financial Statements

      2.Financial Statement Schedules See Index to Financial Statement
          Schedules

      3.Exhibits
          See Exhibit Index

  (b) Reports on Form 8-K.

    The following reports on Form 8-K have been filed by Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company:

    (i)Current Report, dated October 24, 1996, reporting "Other Events" pursuant to Item 5 of Form 8-K.

    (ii)Current Report, dated January 7, 1997, reporting "Other Events" pursuant to Item 5 of Form 8-K.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, REALTY AND OPERATING COMPANY HAVE DULY CAUSED THIS REPORT TO BE SIGNED ON THEIR BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Santa Anita Realty Enterprises, Inc.      Santa Anita Operating Company


    Brian L. Fleming                          William C. Baker
By: _________________________________     By: _________________________________
    Brian L. Fleming                          William C. Baker
    Acting President and Chief                Chairman of the Board and Chief
    Executive Officer and Executive           Executive Officer
    Vice President and Chief Financial        (Principal Executive Officer)
    Officer
    (Principal Executive and Financial
    Officer)

Date: May 16, 1997                        Date: May 16, 1997



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

Date: May 16, 1997                        Date: May 16, 1997

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

                    SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

  The schedules listed below relate to Realty and Operating Company as indicated:

                                                                SCHEDULES FOR
                                                               ----------------
                                                                      OPERATING
                           SCHEDULE                            REALTY  COMPANY
                           --------                            ------ ---------
                                                               (REFERENCE IS TO
                                                                 PAGE NUMBER)
     Valuation and Qualifying Accounts as of December 31,
 II  1996 and 1995..........................................     97    Omitted
     Real Estate and Accumulated Depreciation as of December
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

                                          Ernst & Young LLP

Los Angeles, California April 14, 1997

                           THE SANTA ANITA COMPANIES

                            COMBINED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                                      1996           1995
                                                  -------------  -------------
                                                                  (RESTATED)
                     ASSETS

Real estate assets:
  Santa Anita Racetrack, less accumulated
   depreciation
   of $21,069,000 and $20,216,000...............  $   9,180,000  $   9,030,000
  Commercial properties, less accumulated
   depreciation
   of $4,203,000 and $3,631,000.................      9,412,000     10,342,000
  Commercial properties to be sold, less
   accumulated
   depreciation of $4,395,000 and $16,737,000...      8,986,000     27,337,000
  Investments in and advances to unconsolidated
   joint ventures...............................      2,297,000        871,000
  Real estate loans receivable..................     10,674,000     10,954,000
                                                  -------------  -------------
                                                     40,549,000     58,534,000
Cash and cash equivalents.......................     23,222,000     13,877,000
Accounts receivable.............................      2,442,000      3,771,000
Prepaid expenses and other assets...............      6,696,000      6,494,000
Investment in Pacific Gulf Properties Inc.......            --      12,967,000
Property, plant and equipment, at cost, less ac-
 cumulated
 depreciation of $28,059,000 and $24,968,000....     20,572,000     19,233,000
                                                  -------------  -------------
                                                  $  93,481,000  $ 114,876,000
                                                  =============  =============

      LIABILITIES AND SHAREHOLDERS' EQUITY

Real estate loans payable.......................  $  20,407,000  $  28,389,000
Bank loans payable..............................      5,417,000     22,685,000
Accounts payable................................     11,540,000     11,208,000
Other liabilities...............................     13,007,000     14,495,000
Income taxes....................................            --         326,000
Dividends payable...............................      2,468,000      2,254,000
Deferred revenues...............................      1,803,000      2,379,000
Deferred income taxes...........................      1,282,000      1,239,000
                                                  -------------  -------------
                                                     55,924,000     82,975,000
                                                  -------------  -------------
Series A Redeemable Preferred Stock, $.10 par
 value; 867,343 shares authorized, issued and
 outstanding....................................     22,768,000            --
                                                  -------------  -------------
Shareholders' equity:
  Preferred stock, $.10 par value; authorized
   5,132,657 shares.............................            --             --
  Common stock, $.10 par value; authorized
   19,000,000 shares; issued and outstanding
   11,474,600 and 11,270,500 shares.............      2,295,000      2,253,000
  Additional paid-in capital....................    139,834,000    136,552,000
  Unearned compensation expense.................       (685,000)    (1,209,000)
  Retained earnings (deficit)...................   (126,655,000)  (105,695,000)
                                                  -------------  -------------
                                                     14,789,000     31,901,000
                                                  -------------  -------------
                                                  $  93,481,000  $ 114,876,000
                                                  =============  =============

                            See accompanying notes.

                           THE SANTA ANITA COMPANIES

                       COMBINED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                            1996          1995         1994
                                        ------------  ------------  -----------
                                                             (RESTATED)
Revenues:
  Horse racing........................  $ 68,606,000  $ 69,647,000  $67,846,000
  Rental property.....................     6,671,000     8,447,000   11,054,000
  Interest and other..................     1,948,000     3,112,000    2,549,000
                                        ------------  ------------  -----------
                                          77,225,000    81,206,000   81,449,000
                                        ------------  ------------  -----------
Costs and expenses:
  Horse racing operating costs........    48,735,000    48,686,000   48,339,000
  Rental property operating expenses..     2,434,000     2,671,000    4,182,000
  Depreciation and amortization.......     4,870,000     6,905,000    8,232,000
  General and administrative..........    10,289,000     8,812,000    9,731,000
  Interest and other..................     3,263,000     4,601,000    6,376,000
  Losses from unconsolidated joint
   ventures...........................       994,000     2,113,000    1,521,000
  Strategic alliance costs............     1,200,000           --           --
  Arcadia development costs...........     2,900,000           --           --
  Program for disposition of non-core
   real estate assets.................     2,000,000    30,300,000          --
  Costs of equity offering............           --        750,000          --
  Card club option write-off..........           --      2,000,000          --
  Write-down of land held for develop-
   ment...............................           --            --     1,043,000
                                        ------------  ------------  -----------
                                          76,685,000   106,838,000   79,424,000
                                        ------------  ------------  -----------
Income (loss) before income taxes and
 extraordinary gain...................       540,000   (25,632,000)   2,025,000
Income tax benefit....................           --      2,000,000          --
                                        ------------  ------------  -----------
Income (loss) before extraordinary
 gain.................................       540,000   (23,632,000)   2,025,000
Extraordinary gain on early retirement
 of debt..............................           --      4,050,000          --
                                        ------------  ------------  -----------
Net income (loss).....................       540,000   (19,582,000)   2,025,000
Preferred stock dividends.............    12,420,000           --           --
                                        ------------  ------------  -----------
Net income (loss) applicable to common
 shares...............................  $(11,880,000) $(19,582,000) $ 2,025,000
                                        ============  ============  ===========
Weighted average common shares out-
 standing.............................    11,316,623    11,213,943   11,143,146
                                        ============  ============  ===========
Income (loss) per common share:
  Before extraordinary gain...........  $      (1.05) $      (2.11) $       .18
  Extraordinary gain..................           --            .36          --
                                        ------------  ------------  -----------
Net income (loss) per common share....  $      (1.05) $      (1.75) $       .18
                                        ============  ============  ===========
Dividends declared per common share...  $        .80  $        .80  $       .94
                                        ============  ============  ===========

                            See accompanying notes.

                           THE SANTA ANITA COMPANIES

                  COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                              COMMON STOCK       ADDITIONAL    RETAINED       UNEARNED
                          ---------------------   PAID-IN      EARNINGS     COMPENSATION
                            SHARES     AMOUNT     CAPITAL      (DEFICIT)      EXPENSE        TOTAL
                          ---------- ---------- ------------ -------------  ------------  ------------
Combined balance,
 December 31, 1993, as
 previously reported....  11,140,853 $2,227,000 $134,554,000 $ (61,259,000) $       --    $ 75,522,000
 Restatement ...........         --         --           --     (7,434,000)         --      (7,434,000)
                          ---------- ---------- ------------ -------------  -----------   ------------
Combined balance,
 December 31, 1993, as
 restated...............  11,140,853  2,227,000  134,554,000   (68,693,000)         --      68,088,000
 Stock issued in connec-
  tion with stock option
  plan..................       3,000        --        61,000           --           --          61,000
 Dividends declared on
  common stock..........         --         --           --    (10,454,000)         --     (10,454,000)
 Net income, as restat-
  ed....................         --         --           --      2,025,000          --       2,025,000
                          ---------- ---------- ------------ -------------  -----------   ------------
Combined balance, Decem-
 ber 31, 1994...........  11,143,853  2,227,000  134,615,000   (77,122,000)         --      59,720,000
 Stock issued in connec-
  tion with restricted
  stock awards..........     126,647     26,000    1,937,000           --    (1,963,000)           --
 Amortization of
  unearned compensation
  expense...............         --         --           --            --       754,000        754,000
 Dividends declared on
  common stock..........         --         --           --     (8,991,000)         --      (8,991,000)
 Net loss, as restated..         --         --           --    (19,582,000)         --     (19,582,000)
                          ---------- ---------- ------------ -------------  -----------   ------------
Combined balance, Decem-
 ber 31, 1995...........  11,270,500  2,253,000  136,552,000  (105,695,000)  (1,209,000)    31,901,000
 Stock issued in connec-
  tion with stock option
  plan..................      91,400     18,000    1,917,000           --           --       1,935,000
 Stock issued in
  connection with Colony
  transaction...........     112,700     24,000    1,365,000           --           --       1,389,000
 Amortization of
  unearned compensation
  expense...............         --         --           --            --       524,000        524,000
 Dividends declared on
  common stock..........         --         --           --     (9,080,000)         --      (9,080,000)
 Dividends declared on
  preferred stock.......         --         --           --       (347,000)         --        (347,000)
 Additional preferred
  stock dividend........         --         --           --    (12,073,000)         --     (12,073,000)
 Net income.............         --         --           --        540,000          --         540,000
                          ---------- ---------- ------------ -------------  -----------   ------------
Combined balance, Decem-
 ber 31, 1996...........  11,474,600 $2,295,000 $139,834,000 $(126,655,000) $  (685,000)  $ 14,789,000
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

                      SANTA ANITA REALTY ENTERPRISES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                              COMMON STOCK       ADDITIONAL    RETAINED
                          ---------------------   PAID-IN      EARNINGS
                            SHARES     AMOUNT     CAPITAL      (DEFICIT)       TOTAL
                          ---------- ---------- ------------ -------------  ------------
Balance, December 31,
 1993, as previously re-
 ported.................  11,256,353 $1,125,000 $117,084,000 $ (49,390,000) $ 68,819,000
 Restatement............         --         --           --     (7,434,000)   (7,434,000)
                          ---------- ---------- ------------ -------------  ------------
Balance, December 31,
 1993, as restated......  11,256,353  1,125,000  117,084,000   (56,824,000)   61,385,000
 Dividends declared on
  common stock..........         --         --           --    (10,580,000)  (10,580,000)
 Net income, as restat-
  ed....................         --         --           --      5,256,000     5,256,000
                          ---------- ---------- ------------ -------------  ------------
Balance, December 31,
 1994...................  11,256,353  1,125,000  117,084,000   (62,148,000)   56,061,000
 Stock issued to Operat-
  ing Company in connec-
  tion with restricted
  stock awards..........     126,647     13,000    1,797,000           --      1,810,000
 Dividends declared on
  common stock..........         --         --           --     (9,081,000)   (9,081,000)
 Net loss, as restated..         --         --           --    (22,948,000)  (22,948,000)
                          ---------- ---------- ------------ -------------  ------------
Balance, December 31,
 1995...................  11,383,000  1,138,000  118,881,000   (94,177,000)   25,842,000
 Stock issued in connec-
  tion with stock option
  plan..................      90,400      9,000    1,770,000           --      1,779,000
 Stock issued in
  connection with Colony
  transaction...........     112,700     12,000    1,248,000           --      1,260,000
 Dividends declared on
  common stock..........         --         --           --     (9,170,000)   (9,170,000)
 Dividends declared on
  preferred stock.......         --         --           --       (347,000)     (347,000)
 Additional preferred
  stock dividend........         --         --           --    (12,021,000)  (12,021,000)
 Net income.............         --         --           --      1,332,000     1,332,000
                          ---------- ---------- ------------ -------------  ------------
Balance, December 31,
 1996...................  11,586,100 $1,159,000 $121,899,000 $(114,383,000) $  8,675,000
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
                                       ============  ============  ============

                            See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                                          1996         1995
                                                      ------------  -----------
                       ASSETS

Current assets:
  Cash and cash equivalents.........................  $ 10,301,000  $13,710,000
  Accounts receivable...............................     2,352,000    3,113,000
  Due from Realty...................................     2,007,000      415,000
  Prepaid expenses and other assets.................     1,472,000      777,000
                                                      ------------  -----------
    Total current assets............................    16,132,000   18,015,000
Investment in common stock of Realty................     2,103,000    2,122,000
Property, plant and equipment, at cost, less accumu-
 lated depreciation of $28,059,000 and $24,968,000..    20,572,000   19,233,000
                                                      ------------  -----------
                                                      $ 38,807,000  $39,370,000
                                                      ============  ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................  $ 11,335,000  $10,788,000
  Other liabilities.................................    11,284,000   11,693,000
  Bank loans payable................................       867,000      868,000
  Income taxes......................................           --       326,000
                                                      ------------  -----------
    Total current liabilities.......................    23,486,000   23,675,000
Bank loans payable..................................           --       867,000
Deferred revenues...................................     1,803,000    2,379,000
Deferred income taxes...............................     1,282,000    1,239,000
                                                      ------------  -----------
                                                        26,571,000   28,160,000
                                                      ------------  -----------
Series A Redeemable Preferred Stock, $.10 par value;
 867,343 shares authorized, issued and outstanding..     1,050,000          --
                                                      ------------  -----------
Shareholders' equity:
  Preferred stock, $.10 par value; authorized
   5,132,657 shares.................................           --           --
  Common stock, $.10 par value; authorized
   19,000,000 shares;
   issued and outstanding 11,474,600 and 11,270,500
   shares...........................................     1,148,000    1,127,000
  Additional paid-in capital........................    20,981,000   20,736,000
  Unearned compensation expense.....................      (685,000)  (1,209,000)
  Retained earnings (deficit).......................   (10,258,000)  (9,444,000)
                                                      ------------  -----------
                                                        11,186,000   11,210,000
                                                      ------------  -----------
                                                      $ 38,807,000  $39,370,000
                                                      ============  ===========

                            See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                             1996         1995        1994
                                          -----------  ----------- -----------
Revenues:
  Wagering commissions..................  $44,781,000  $45,587,000 $43,096,000
  Admission related.....................   23,825,000   24,060,000  24,750,000
  Interest and other....................      581,000      686,000     565,000
                                          -----------  ----------- -----------
                                           69,187,000   70,333,000  68,411,000
                                          -----------  ----------- -----------
Costs and expenses:
  Horse racing operating costs..........   48,735,000   48,686,000  48,352,000
  Depreciation and amortization.........    3,212,000    3,196,000   4,251,000
  General and administrative............    6,353,000    5,442,000   5,583,000
  Interest and other....................      788,000      401,000     446,000
  Rental expense to Realty..............   10,861,000   11,342,000  13,057,000
                                          -----------  ----------- -----------
                                           69,949,000   69,067,000  71,689,000
                                          -----------  ----------- -----------
Income (loss) before income taxes.......     (762,000)   1,266,000  (3,278,000)
Income tax benefit......................          --     2,000,000         --
                                          -----------  ----------- -----------
Net income (loss).......................     (762,000)   3,266,000  (3,278,000)
Preferred stock dividend................       52,000          --          --
                                          -----------  ----------- -----------
Net income (loss) applicable to common
 shares.................................  $  (814,000) $ 3,266,000 $(3,278,000)
                                          ===========  =========== ===========
Weighted average common shares outstand-
 ing....................................   11,316,623   11,213,943  11,143,146
                                          ===========  =========== ===========
Net income (loss) per common share .....  $      (.07) $       .29 $      (.29)
                                          ===========  =========== ===========


                            See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                             COMMON STOCK      ADDITIONAL    RETAINED      UNEARNED
                         ---------------------   PAID-IN     EARNINGS    COMPENSATION
                           SHARES     AMOUNT     CAPITAL    (DEFICIT)      EXPENSE        TOTAL
                         ---------- ---------- ----------- ------------  ------------  -----------
Balance, December 31,
 1993................... 11,140,853 $1,114,000 $20,592,000 $ (9,432,000) $       --    $12,274,000
 Stock issued in connec-
  tion with stock option
  plan..................      3,000        --        4,000          --           --          4,000
 Net loss...............        --         --          --    (3,278,000)         --     (3,278,000)
                         ---------- ---------- ----------- ------------  -----------   -----------
Balance, December 31,
 1994................... 11,143,853  1,114,000  20,596,000  (12,710,000)         --      9,000,000
 Stock issued in connec-
  tion with restricted
  stock awards..........    126,647     13,000     140,000          --    (1,963,000)   (1,810,000)
 Amortization of
  unearned compensation
  expense...............        --         --          --           --       754,000       754,000
 Net income.............        --         --          --     3,266,000          --      3,266,000
                         ---------- ---------- ----------- ------------  -----------   -----------
Balance, December 31,
 1995................... 11,270,500  1,127,000  20,736,000   (9,444,000)  (1,209,000)   11,210,000
 Stock issued in connec-
  tion with stock option
  plan..................     91,400      9,000     128,000          --           --        137,000
 Stock issued in
  connection with Colony
  transaction...........    112,700     12,000     117,000          --           --        129,000
 Preferred stock divi-
  dend..................        --         --          --       (52,000)         --        (52,000)
 Amortization of
  unearned compensation
  expense...............        --         --          --           --       524,000       524,000
 Net loss...............        --         --          --      (762,000)         --       (762,000)
                         ---------- ---------- ----------- ------------  -----------   -----------
Balance, December 31,
 1996................... 11,474,600 $1,148,000 $20,981,000 $(10,258,000) $  (685,000)  $11,186,000
                         ========== ========== =========== ============  ===========   ===========


                            See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                             1996         1995         1994
                                          -----------  -----------  -----------
Cash flows from operating activities:
 Net income (loss)......................  $  (762,000) $ 3,266,000  $(3,278,000)
 Adjustments to reconcile net income
  (loss) to net cash provided by operat-
  ing activities:
   Depreciation and amortization........    3,212,000    3,196,000    4,251,000
   Amortization of unearned compensation
    expense.............................      524,000      754,000          --
   Deferred income taxes................     (283,000)  (2,000,000)         --
   Net decrease (increase) in certain
    other assets........................       66,000      (96,000)     798,000
   Net (decrease) increase in certain
    other liabilities...................     (438,000)   1,042,000      426,000
                                          -----------  -----------  -----------
 Net cash provided by operating activi-
  ties..................................    2,319,000    6,162,000    2,197,000
                                          -----------  -----------  -----------
Cash flows from investing activities:
 Additions to property, plant and equip-
  ment..................................   (4,551,000)  (3,332,000)  (1,553,000)
 Purchase of common stock from Realty in
  connection with grant of restricted
  stock.................................          --    (1,810,000)         --
 Decrease in investment in common stock
  of Realty.............................       19,000          --        57,000
                                          -----------  -----------  -----------
 Net cash used in investing activities..   (4,532,000)  (5,142,000)  (1,496,000)
                                          -----------  -----------  -----------
Cash flows from financing activities:
 Repayment of bank loans payable........     (868,000)    (794,000)    (725,000)
 (Increase) decrease in due from Real-
  ty....................................   (1,592,000)     641,000   (1,525,000)
 Issuance of common and preferred
  stock.................................    1,127,000          --           --
 Exercise of stock options..............      137,000          --         4,000
                                          -----------  -----------  -----------
 Net cash used in financing activities..   (1,196,000)    (153,000)  (2,246,000)
                                          -----------  -----------  -----------
Net (decrease) increase in cash and cash
 equivalents............................   (3,409,000)     867,000   (1,545,000)
Cash and cash equivalents at beginning
 of year................................   13,710,000   12,843,000   14,388,000
                                          -----------  -----------  -----------
Cash and cash equivalents at end of
 year...................................  $10,301,000  $13,710,000  $12,843,000
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

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 3--DISPOSITION OF NON-CORE REAL ESTATE ASSETS (CONTINUED)

  The components and changes in assets included in the program to dispose of non-core real estate assets during 1996 were as follows:

                                1995                                1996
                            ------------- ----------------------------------------------------------
                                            BEGINNING
                              NET ASSET     NET BOOK                            UNREALIZED   ENDING
                             (REDUCTION)      VALUE      ADDITIONS    SALES    AND REALIZED NET BOOK
                            (AS RESTATED) (AS RESTATED) (REDUCTIONS) PROCEEDS      LOSS      VALUE
                            ------------- ------------- ------------ --------  ------------ --------
                                                        (IN THOUSANDS)
   1995 PROGRAM
   Neighborhood Shopping
    Centers................   $(14,580)      $19,673      $   829    $(10,736)   $(1,060)   $ 8,706
   Office Buildings........    (13,020)        7,699          724      (8,333)       (90)       --
   Investment in French
    Valley.................       (200)          280          --          --         --         280
   Investment in Joppa As-
    sociates...............        --         (2,235)       4,451         --         --       2,216
   Notes receivable........     (2,500)       10,954         (280)        --         --      10,674
   1996 PROGRAM
   Investment in PGP
    Stock..................        --         12,967           22     (12,139)      (850)       --
   Investment in H-T
    Associates.............        --          6,415       (2,368)        --         --       4,047
                              --------       -------      -------    --------    -------    -------
                              $(30,300)      $55,753      $ 3,378    $(31,208)   $(2,000)   $25,923
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

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 11--REAL ESTATE LOANS RECEIVABLE (CONTINUED)

  Contractual repayments on real estate loans receivable as of December 31, 1996 are due as follows:

      1997.......................................................... $ 8,115,000
      1998..........................................................     204,000
      1999..........................................................     215,000
      2000..........................................................     232,000
      2001..........................................................     253,000
      Thereafter....................................................   4,128,000
                                                                     -----------
                                                                     $13,147,000
                                                                     ===========

NOTE 12--LOANS PAYABLE

  Realty's real estate loans payable as of December 31, 1996 and 1995 consist of the following:

                                                            1996        1995
                                                         ----------- -----------
      9.25% note, secured by real estate assets, due in
       installments through 2001.......................  $ 8,691,000 $ 8,796,000
      8.5% note, secured by land with assignment of
       ground lease and rent as collateral, due in in-
       stallments through 2009.........................    3,678,000   3,831,000
      9.75% note, secured by real estate assets, inter-
       est only, due in 2002...........................      480,000     480,000
      7.91% variable rate notes, secured by real es-
       tate, due in installments through 2005..........    7,558,000  15,282,000
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

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 13--OTHER LIABILITIES

  Other liabilities as of December 31, 1996 and 1995 consist of the following:

                                                     DECEMBER 31, 1996
                                             ----------------------------------
                                                                     THE SANTA
                                                         OPERATING     ANITA
                                               REALTY     COMPANY    COMPANIES
                                             ---------- ----------- -----------
     Accrued salaries....................... $      --  $   923,000 $   923,000
     Deferred compensation..................    822,000   3,149,000   3,971,000
     Accrued interest.......................    104,000         --      104,000
     State license fees.....................        --    1,201,000   1,201,000
     Other..................................    774,000   6,011,000   6,808,000
                                             ---------- ----------- -----------
                                             $1,700,000 $11,284,000 $13,007,000
                                             ========== =========== ===========
                                                     DECEMBER 31, 1995
                                             ----------------------------------
                                                                     THE SANTA
                                                         OPERATING     ANITA
                                               REALTY     COMPANY    COMPANIES
                                             ---------- ----------- -----------
     Accrued salaries....................... $  146,000 $   947,000 $ 1,093,000
     Deferred compensation..................    947,000   3,444,000   4,391,000
     Accrued interest.......................    279,000         --      279,000
     State license fees.....................        --    1,542,000   1,542,000
     Other..................................    555,000   5,760,000   6,338,000
     Unconsolidated joint ventures..........    852,000         --      852,000
                                             ---------- ----------- -----------
                                             $2,779,000 $11,693,000 $14,495,000
                                             ========== =========== ===========

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
                                                 ========  ===========  =======

  Deferred income taxes arise from temporary differences in the recognition of certain items of revenues and expenses for financial statement and tax reporting purposes. The sources of temporary differences and their related tax effect for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                               1996        1995        1994
                                             ---------  -----------  --------
     Accelerated depreciation and amortiza-
      tion methods utilized for tax report-
      ing purposes.........................  $ 675,000  $  (814,000) $(16,000)
     Reinstatement of deferred taxes due to
      tax net operating loss carryovers....   (784,000)   1,545,000   100,000
     State income tax provision (benefit)
      deductible when paid for federal in-
      come tax purposes....................        --    (2,100,000)  (52,000)
     Deductions previously deducted for
      book purposes, deductible for tax
      purposes currently...................    435,000     (918,000)  (66,000)
     Income previously included for book
      purposes, not includable for tax pur-
      poses currently......................   (490,000)      11,000       --
     Decrease in valuation allowance for
      deferred tax assets..................    218,000      (50,000)   24,000
     Other, net............................        --           --     10,000
                                             ---------  -----------  --------
                                             $  54,000  $(2,326,000) $    --
                                             =========  ===========  ========

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 14--INCOME TAXES (CONTINUED)

  A reconciliation of Operating Company's total income tax provision for the years ended December 31, 1996, 1995 and 1994 to the statutory federal corporate income tax rate of 34% and the state rate of 9.3% is as follows:

                                             1996        1995         1994
                                           ---------  -----------  -----------
     Computed "expected" tax provision...  $(330,000) $ 1,414,000  $(1,316,000)
     State income taxes, net of federal
      income taxes.......................        --       247,000          --
     Nondeductible political contribu-
      tions..............................     82,000       47,000       59,000
     Decrease (increase) in cash surren-
      der value of life insurance........        --         3,000       34,000
     Establishment (use) of tax net oper-
      ating loss carryforwards...........    194,000   (1,316,000)   1,236,000
     Deferred effect due primarily to
      benefit from reduction of state ac-
      crual..............................        --    (2,326,000)         --
     Other, net..........................     54,000      (69,000)     (13,000)
                                           ---------  -----------  -----------
                                           $     --   $(2,000,000) $       --
                                           =========  ===========  ===========

  The deferred tax assets and liabilities as of December 31, 1996 and 1995 consist of the following:

                                                         1996         1995
                                                      -----------  -----------
     Deferred tax assets:
       Compensation deductible for tax purposes when
        paid........................................  $ 1,465,000  $ 1,764,000
       Pension contribution deductible for tax pur-
        poses when paid.............................      606,000      490,000
       Contribution carryover.......................      160,000      280,000
       Other........................................       51,000      143,000
       Federal tax effect of state deferred liabili-
        ties........................................      485,000      444,000
       Federal net operating loss carryovers........    3,145,000    2,211,000
       State net operating loss carryovers..........       32,000      129,000
       Business reserve.............................      217,000          --
       Valuation allowance..........................   (4,336,000)  (4,117,000)
                                                      -----------  -----------
       Total deferred assets........................    1,825,000    1,344,000
                                                      -----------  -----------
     Deferred tax liabilities:
       Difference between tax and book deprecia-
        tion........................................   (1,452,000)    (790,000)
       Income previously included for book purposes,
        not includable for tax purposes.............          --      (148,000)
       State income tax deductible when paid for
        federal tax purposes........................   (1,655,000)  (1,645,000)
                                                      -----------  -----------
       Total deferred tax liabilities...............   (3,107,000)  (2,583,000)
                                                      -----------  -----------
     Net liability for deferred income taxes........  $(1,282,000) $(1,239,000)
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

  Realty and Operating Company have excluded the Series A Preferred Stock from shareholders' equity and have reflected the carrying value at December 31, 1996 at a redemption value based on the market value of the Companies paired common shares. The excess of the redemption value over issue price of the Series A Preferred Stock has been treated as a preferred stock dividend and as a charge to retained earnings. The closing price on the New York Stock Exchange of the Companies paired common share was $26.25 on December 31, 1996.

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
                                                      ===========  ===========

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

NOTE 17--STOCK OPTION PROGRAM, RESTRICTED STOCK AWARDS AND EMPLOYEE DEFINED BENEFIT PLANS (CONTINUED)

RETIREMENT INCOME PLAN (CONTINUED)

  Assumptions used in determining the funded status of the retirement income plan are as follows:

                                                              1996  1995  1994
                                                              ----  ----  ----
      Weighted average discount rate......................... 7.5%  7.0%  8.5%
      Weighted average rate of increase in compensation lev-
       els................................................... 3.5%  3.5%  5.0%
      Expected long-term rate of return...................... 8.0%  8.5%  8.5%

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

  Net periodic pension cost for the years ended December 31, 1996, 1995, and 1994 for the deferred compensation plan included the following components:

                                                      1996     1995     1994
                                                    -------- -------- --------
      Service costs................................ $    --  $ 24,000 $146,000
      Interest cost on projected benefit obliga-
       tion........................................  309,000  365,000  436,000
      Amortization of unrecognized net obligation
       and experience losses.......................      --     2,000  133,000
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

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 17--STOCK OPTION PROGRAM, RESTRICTED STOCK AWARDS AND EMPLOYEE DEFINED BENEFIT PLANS (CONTINUED)

DEFERRED COMPENSATION PLAN (CONTINUED)

  The following table sets forth the funded status of Realty's and Operating Company's deferred compensation plan and amounts recognized in the balance sheets at December 31, 1996 and 1995:

                                                        1996         1995
                                                     -----------  -----------
     Actuarial present value of accumulated benefit
      obligations at December 31:
       Vested......................................  $ 4,797,000  $ 4,817,000
       Nonvested...................................          --           --
                                                     -----------  -----------
                                                       4,797,000    4,817,000
     Additional amounts related to projected com-
      pensation levels.............................          --           --
                                                     -----------  -----------
     Total actuarial projected benefit obligations
      for service rendered.........................    4,797,000    4,817,000
     Plan assets at fair value at December 31......          --           --
                                                     -----------  -----------
     Projected benefit obligations in excess of
      plan assets..................................   (4,797,000)  (4,817,000)
     Unrecognized net obligation and experience
      losses.......................................      826,000      426,000
     Unrecognized prior service cost...............          --           --
                                                     -----------  -----------
     Accrued pension cost..........................  $(3,971,000) $(4,391,000)
                                                     ===========  ===========

  Assumptions used in determining the funded status of the deferred compensation plan are as follows:

                                                              1996  1995  1994
                                                              ----  ----  ----
     Weighted average discount rate.......................... 7.5%  7.0%  8.5%
     Weighted average rate of increase in compensation lev-
      els.................................................... --    3.5%  5.0%

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

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 21--COMBINED QUARTERLY FINANCIAL INFORMATION--UNAUDITED

  Condensed unaudited combined quarterly results of operations for The Santa Anita Companies are as follows:

                                                                      NET INCOME
                                                    NET INCOME (LOSS) (LOSS) PER
                                                      APPLICABLE TO     COMMON
      QUARTER ENDED     REVENUES   NET INCOME(LOSS)   COMMON SHARES     SHARE
      -------------    ----------- ---------------- ----------------- ----------
     1996 (restated)
       December 31...  $11,753,000   $ (5,902,000)    $(13,457,000)     $(1.18)
       September 30..    8,440,000     (2,044,000)      (6,909,000)       (.61)
       June 30.......   16,246,000        479,000          479,000         .04
       March 31......   40,786,000      8,007,000        8,007,000         .71
     1995 (restated)
       December 31...  $14,834,000   $  2,696,000        2,696,000      $  .24
       September 30..    8,833,000    (29,620,000)     (29,620,000)      (2.63)
       June 30.......   17,970,000        634,000          634,000         .06
       March 31......   39,569,000      6,708,000        6,708,000         .60
     1994 (restated)
       December 31...  $14,141,000   $ (4,254,000)      (4,254,000)     $ (.38)
       September 30..    8,289,000     (1,015,000)      (1,015,000)       (.09)
       June 30.......   17,926,000      1,326,000        1,326,000         .12
       March 31......   41,093,000      5,968,000        5,968,000         .54

  The net loss applicable to common shares and related per share amount for the 1996 third and fourth quarters have been restated to reflect a portion of the preferred stock dividends in the 1996 third quarter rather than entirely in the 1996 fourth quarter (see "Note 4--Strategic Alliance Transactions" and "Note 16--Redeemable Preferred Stock").

  The net income (loss) and related per share amount for the 1996 second, third and fourth quarters have been restated to reflect the losses on the sales of non-core real estate assets in the quarters in which the transactions occurred (see "Note 3--Disposition of Non-Core Real Estate Assets").

  The net income (loss) and related per share amount for each of the 1996, 1995 and 1994 quarters have been restated to reflect 50% of the Joppa Associates losses rather than 33 1/3% as had been previously recorded (see "Note 2--Restatement").

  The net loss and related per share amount for the 1995 third quarter have been restated to reflect the impairment loss on Joppa Associates in the period in which the investment was impaired (see "Note 2--Restatement" and "Note 9-- Investments in Unconsolidated Joint Ventures").

  In April 1997, The Santa Anita Companies filed amendments to their 1996 second and third quarter Joint Quarterly Reports on Form 10-Q to reflect the above restatements.

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
 Allowance for loss on
  disposition of non-
  core real estate as-
  sets:
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
 Allowance for loss on
  disposition of non-
  core real estate as-
  sets:
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