Form 10-K/A
period 1996-12-31
SANTA ANITA REALTY ENTERPRISES INC; SANTA ANITA OPERATING CO
filed 1997-08-14
CIK 314661, 313749

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A-2
                               (AMENDMENT NO. 2
                              TO FORM 10-K)
 (MARK ONE)

[X]JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         FOR THE TRANSITION PERIOD FROM _____________  TO ___________

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.__________.

  The aggregate market value of the paired voting stock of Santa Anita Realty Enterprises, Inc. and of Santa Anita Operating Company held by nonaffiliates on March 31, 1997 was $287,621,000.
                       -----------

  The number of shares of common stock, par value $.10 per share, outstanding as of March 31, 1997 for Santa Anita Realty Enterprises, Inc. was 11,586,375 and Santa Anita Operating Company was 11,495,675.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I...................................................................   3
    Item  1. Business....................................................    3
             Introduction................................................    3
             Recent Developments.........................................    3
             Realty......................................................    4
             Summary Financial Information...............................    6
             Real Estate Investments.....................................    7
             Santa Anita Racetrack.......................................    8
             Santa Anita Fashion Park....................................    8
             Santa Anita Medical Plaza...................................    9
             Assets Sold or Held For Sale................................   10
             Towson Town Center..........................................   10
             Joppa Associates............................................   10
             Neighborhood Shopping Centers...............................   10
             Office Buildings............................................   11
             Land........................................................   11
             Pacific Gulf Properties Inc.................................   11
             Management of Properties....................................   11
             Competitive and Other Conditions............................   11
             Environmental Matters.......................................   11
             Employees...................................................   12
             Seasonal Variations in Business.............................   12
             Operating Company...........................................   12
             Santa Anita Racetrack.......................................   13
             Wagering Commissions........................................   13
             On-Track Wagering...........................................   14
             Satellite Wagering--Southern California.....................   14
             Satellite Wagering--Northern California.....................   14
             Satellite Wagering--Out-of-State (Commingled Pools).........   14
             Satellite Wagering--Out-of-State (Separate Pools)...........   14
             Competitive and Other Conditions............................   18
             Dependence on Limited Number of Customers...................   18
             Employee and Labor Relations................................   18
             Seasonal Variations in Business.............................   19
             Income Tax Matters..........................................   19
             Special Considerations Regarding Forward Looking
             Statements..................................................   20
    Item  2. Properties..................................................   20
    Item  3. Legal Proceedings...........................................   21
    Item  4. Submission of Matters to a Vote of Security Holders.........   21
 PART II..................................................................  22
             Market for Registrants' Common Equity and Related
    Item  5. Shareholder Matters.........................................   22
    Item  6. Selected Financial Data.....................................   23
    Item  7. Managements' Discussion and Analysis of Financial Condition
              and Results of Operations..................................   25
    Item  8. Financial Statements and Supplementary Data.................   33
    Item  9. Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure...................................   33
 PART III.................................................................  34
    Item 10. Directors and Executive Officers............................   34
    Item 11. Executive Compensation......................................   36
             Security Ownership of Certain Beneficial Owners and
    Item 12. Management..................................................   46
    Item 13. Certain Relationships and Related Transactions..............   47
 PART IV..................................................................  47
             Exhibits, Financial Statement Schedules and Reports on Form
    Item 14. 8-K.........................................................   47
 SIGNATURES...............................................................  48
 INDEX TO FINANCIAL STATEMENTS............................................  50
 INDEX TO FINANCIAL STATEMENT SCHEDULES...................................  51
 INDEX TO EXHIBITS........................................................ 125

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

  SUMMARY FINANCIAL INFORMATION

  The following table sets forth certain unaudited financial information with respect to Realty:

                       SUMMARY OF FINANCIAL INFORMATION

                                         YEAR ENDED DECEMBER 31,
                                 -----------------------------------------------
                                  1996        1995     1994       1993    1992
                                 -------    --------  -------    ------- -------
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues.......................  $19,184(b) $ 22,426  $26,232(c) $41,961 $35,967
Net income (loss) (d)..........    1,332     (22,948)   5,256      1,840   9,318
Preferred stock dividends (a)..   12,368         --       --         --      --
Net income (loss) applicable to
 common shares.................  (11,036)    (22,948)   5,256      1,840   9,318
Funds from operations (e)......   12,690      13,147   14,224     17,093  17,345
Per common share:
  Net income (loss)............     (.97)      (2.03)     .47        .16     .82
  Dividends paid...............      .80         .80     1.08       1.36    1.36
  Dividends declared...........      .80         .80      .94       1.36    1.36
Weighted average common shares
 outstanding...................   11,429      11,326   11,256     11,256  11,256

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

  The following table contains certain information pertaining to the mall stores in Fashion Park (excluding major tenants):

                                                  YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                              1996   1995   1994   1993   1992
                                             ------ ------ ------ ------ ------
Number of mall tenants......................    133    135    130    116    107
                                             ====== ====== ====== ====== ======
Average annual rental rates per square foot
 including overage rents.................... $23.13 $20.81 $19.78 $16.42 $16.98
                                             ====== ====== ====== ====== ======

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

  SEASONAL VARIATIONS IN BUSINESS

  Realty is subject to significant seasonal variation in revenues due primarily to the seasonality of thoroughbred horse racing. The following table presents restated unaudited quarterly results of operations for Realty during 1996 and 1995 (see "Notes to Financial Statements--Note 21--Combined Quarterly Financial Information--Unaudited"):

                                              QUARTERS ENDED 1996
                                  --------------------------------------------
                                    MARCH     JUNE       SEPT.        DEC.
                                  ------------------- -----------  -----------
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues................... $   9,322 $   4,240 $     2,379  $     3,243
Costs and expenses...............     2,722     2,221       2,645        1,604
Interest and other...............       944       756         502          468
Strategic alliance costs.........       --        --          --         1,090
Arcadia development costs........       --        --          --         2,900
Program for disposition of non-
 core real estate assets.........       --        855          90        1,055
                                  --------- --------- -----------  -----------
Net income (loss)................     5,656       408        (858)      (3,874)
Preferred stock dividends........       --        --        4,813        7,555
                                  --------- --------- -----------  -----------
Net income (loss) applicable to
 common shares................... $   5,656 $     408 $    (5,671) $   (11,429)
                                  ========= ========= ===========  ===========
Net income (loss) per common
 share .......................... $     .50 $     .04 $      (.50) $      (.99)
                                  ========= ========= ===========  ===========
                                              QUARTERS ENDED 1995
                                  --------------------------------------------
                                    MARCH     JUNE       SEPT.        DEC.
                                  ------------------- -----------  -----------
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues................... $   9,066 $   4,795 $     3,009  $     5,556
Costs and expenses...............     3,227     2,713       3,169        2,994
Interest and other...............     1,120     1,118       1,074        1,009
Costs of equity offering.........       --        700         --           --
Card club option write-off.......       --        --        2,000          --
Program for disposition of non-
 core real estate assets.........       --        --       26,300        4,000
                                  --------- --------- -----------  -----------
Income (loss) before
 extraordinary gain..............     4,719       264     (29,534)      (2,447)
Extraordinary gain on early
 retirement of debt..............       --        --          --         4,050
                                  --------- --------- -----------  -----------
Net income (loss)................ $   4,719 $     264 $   (29,534) $     1,603
                                  ========= ========= ===========  ===========
Net income (loss) per common
 share
  Before extraordinary gain...... $     .42 $     .02 $     (2.59) $      (.22)
  Extraordinary gain.............       --        --          --           .36
                                  --------- --------- -----------  -----------
                                  $     .42 $     .02 $     (2.59) $       .14
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

                                               QUARTERS ENDED 1996
                                   --------------------------------------------
                                     MARCH       JUNE      SEPT.        DEC.
                                   ---------- ---------- ----------  ----------
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     Total revenues..............  $   38,267 $   14,093 $    6,549  $   10,278
     Costs and expenses..........      35,836     13,945      7,664      12,216
     Interest....................          73         69         64          82
                                   ---------- ---------- ----------  ----------
     Net income (loss)...........       2,358         79     (1,179)     (2,020)
     Preferred stock dividend....         --         --          52         --
                                   ---------- ---------- ----------  ----------
     Net income (loss) applicable
      to common shares...........  $    2,358 $       79 $   (1,231) $   (2,020)
                                   ========== ========== ==========  ==========
     Net income (loss) per common
      share .....................  $      .21 $      .01 $     (.11) $     (.18)
                                   ========== ========== ==========  ==========
                                               QUARTERS ENDED 1995
                                   --------------------------------------------
                                     MARCH       JUNE      SEPT.        DEC.
                                   ---------- ---------- ----------  ----------
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     Total revenues..............  $   37,003 $   15,572 $    6,269  $   11,489
     Costs and expenses..........      34,944     15,135      6,246      12,341
     Interest....................          91         87        130          93
                                   ---------- ---------- ----------  ----------
     Income (loss) before income
      taxes......................       1,968        350       (107)       (945)
     Income tax benefit..........         --         --         --        2,000
                                   ---------- ---------- ----------  ----------
     Net income (loss)...........  $    1,968 $      350 $     (107) $    1,055
                                   ========== ========== ==========  ==========
     Net income (loss) per common
      share......................  $      .18 $      .03 $     (.01) $      .09
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

                                                                         CASH
                                                                       DIVIDENDS
                                                        HIGH     LOW   DECLARED
                                                       ------- ------- ---------
     1995
       1st Quarter.................................... $17 1/2 $13 3/8   $.20
       2nd Quarter....................................  17 1/8  14 3/8    .20
       3rd Quarter....................................     15   13 3/8    .20
       4th Quarter....................................  13 5/8  11 7/8    .20
                                                                         ----
                                                                         $.80
                                                                         ====
     1996
       1st Quarter.................................... $15 1/4 $   12    $.20
       2nd Quarter....................................  15 1/8  12 3/8    .20
       3rd Quarter....................................  18 1/2  12 1/2    .20
       4th Quarter....................................  27 7/8  18 1/4    .20
                                                                         ----
                                                                         $.80
                                                                         ====
     1997
       1st Quarter.................................... $30 1/2 $26 1/4   $.20
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

                           THE SANTA ANITA COMPANIES

                                  AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                 -----------------------------------------------
                                   1996      1995      1994     1993      1992
                                 --------  --------  -------- --------  --------
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                        RESTATED
                                           -------------------------------------
STATEMENTS OF OPERATIONS DATA:
Total revenues.................  $ 77,225  $ 81,206  $ 81,449 $ 95,011  $ 94,177
Costs and expenses.............    76,685   106,838    79,424   97,912    87,851
                                 --------  --------  -------- --------  --------
Income (loss) before income
 taxes.........................       540   (25,632)    2,025   (2,901)    6,326
Income tax benefit.............       --      2,000       --     2,523       158
                                 --------  --------  -------- --------  --------
Income (loss) before extraordi-
 nary gain.....................       540   (23,632)    2,025     (378)    6,484
Extraordinary gain on early re-
 tirement of debt..............       --      4,050       --       --        --
                                 --------  --------  -------- --------  --------
Net income (loss)..............       540   (19,582)    2,025     (378)    6,484
Preferred stock dividends(a)...    12,420       --        --       --        --
                                 --------  --------  -------- --------  --------
Net income (loss) applicable to
 common shares.................  $(11,880) $(19,582) $  2,025 $   (378) $  6,484
                                 ========  ========  ======== ========  ========
Net income (loss) per common
 share:
  Before extraordinary gain....  $  (1.05) $  (2.11) $    .18 $   (.03) $    .58
  Extraordinary gain...........       --        .36       --       --        --
                                 --------  --------  -------- --------  --------
                                 $  (1.05) $  (1.75) $    .18 $   (.03) $    .58
                                 ========  ========  ======== ========  ========
Dividends paid by Realty per
 common share..................  $    .80  $    .80  $   1.08 $   1.36  $   1.36
                                 ========  ========  ======== ========  ========
Dividends declared by Realty
 per common share..............  $    .80  $    .80  $    .94 $   1.36  $   1.36
                                 ========  ========  ======== ========  ========
Weighted average common shares
 outstanding...................    11,317    11,214    11,143   11,141    11,141
                                 ========  ========  ======== ========  ========
BALANCE SHEET DATA:
Total assets(b)(c)(d)..........  $ 93,481  $114,876  $142,121 $257,239  $248,043
                                 ========  ========  ======== ========  ========
Loans payable(b)(d)............  $ 25,824  $ 51,074  $ 50,375 $153,131  $133,217
                                 ========  ========  ======== ========  ========
Shareholders' equity(c)........  $ 14,789  $ 31,901  $ 59,720 $ 68,088  $ 83,619
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
                                ========  ========  ======== ========  ========

                         SANTA ANITA OPERATING COMPANY

                                 AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                -----------------------------------------------
                                  1996      1995     1994      1993      1992
                                --------  -------- --------  --------  --------
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA:
Revenues:
  Wagering commissions........  $ 44,781  $ 45,587 $ 43,096  $ 38,428  $ 41,339
  Admission related...........    23,825    24,060   24,750    25,842    28,795
  Interest and other..........       581       686      565       571       747
                                --------  -------- --------  --------  --------
    Total revenues............    69,187    70,333   68,411    64,841    70,881
                                --------  -------- --------  --------  --------
Costs and expenses:
  Horse racing operating
   costs......................    48,735    48,686   48,352    46,696    52,254
  Depreciation and
   amortization...............     3,212     3,196    4,251     2,768     2,732
  General and administrative..     6,353     5,442    5,583     5,801     6,154
  Interest and other..........       788       401      446       493       194
  Rental expense to Realty....    10,861    11,342   13,057    11,315    12,686
                                --------  -------- --------  --------  --------
    Total costs and expenses..    69,949    69,067   71,689    67,073    74,020
                                --------  -------- --------  --------  --------
Income (loss) before income
 taxes........................      (762)    1,266   (3,278)   (2,232)   (3,139)
Income tax benefit ...........       --      2,000      --        --        243
                                --------  -------- --------  --------  --------
Net income (loss).............      (762)    3,266   (3,278)   (2,232)   (2,896)
Preferred stock dividends.....        52       --       --        --        --
                                --------  -------- --------  --------  --------
Net income (loss) applicable
 to common shares.............  $   (814) $  3,266 $ (3,278) $ (2,232) $ (2,896)
                                ========  ======== ========  ========  ========
Net income (loss) per common
 share........................  $   (.07) $    .29 $   (.29) $   (.20) $   (.26)
                                ========  ======== ========  ========  ========
Dividends declared per common
 share........................  $    --   $    --  $    --   $    --   $    --
                                ========  ======== ========  ========  ========
Weighted average common shares
 outstanding..................    11,317    11,214   11,143    11,141    11,141
                                ========  ======== ========  ========  ========
BALANCE SHEET DATA:
Total assets..................  $ 38,807  $ 39,370 $ 38,912  $ 42,152  $ 39,458
                                ========  ======== ========  ========  ========
Loans payable.................  $    867  $  1,735 $  2,529  $  3,254  $  3,918
                                ========  ======== ========  ========  ========
Shareholders' equity..........  $ 11,186  $ 11,210 $  9,000  $ 12,274  $ 14,506
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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  (a) The names, ages and business experience of the Companies' directors and executive officers during the past five years are set forth below:

                                      PRINCIPAL BUSINESS EXPERIENCE DURING
      NAME AND AGE              PAST 5 YEARS AND ALL POSITIONS WITH THE COMPANIES
      ------------           ---------------------------------------------------------
William C. Baker, 63........ Chairman of the Board of Operating Company and Realty
                             since 1996, Director since 1991; Chief Executive Officer
                             of Operating Company since 1996; Chief Executive Officer
                             of Realty, 1996; President, Red Robin International,
                             Inc., 1993-1995; Chairman of the Board and Chief
                             Executive Officer, Carolina Restaurant Enterprises, Inc.
                             (restaurant franchisee), 1992-1996; Director, Callaway
                             Golf Company (golf equipment) and Public Storage, Inc.
                             (REIT).

Brian L. Fleming, 53........ Director of Realty since 1996; Acting President and Chief
                             Executive Officer of Realty since 1996; Executive Vice
                             President, Chief Financial Officer and Secretary of
                             Realty since 1994; Senior Vice President, Carter Hawley
                             Hale Stores, Inc., 1987-1994.

Clifford C. Goodrich, 54.... Director of Operating Company since 1989; Executive Vice
                             President of Operating Company since 1995; Vice President
                             of Operating Company, 1989-1995; President of Los Angeles
                             Turf Club, Incorporated since 1989.

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

                          SUMMARY COMPENSATION TABLE

                         ANNUAL COMPENSATION(1) LONG-TERM COMPENSATION
                         ---------------------- -----------------------
                                                 RESTRICTED  SECURITIES  ALL OTHER
        NAME AND                                STOCK AWARDS UNDERLYING COMPENSATION
   PRINCIPAL POSITION          SALARY   BONUS       ($)      OPTIONS(#)     (2)
   ------------------         -------- -------- ------------ ---------- ------------
William C. Baker........ 1996 $112,500 $125,000     $--       150,000     $   --
 President and Chief
 Executive Officer (3)

Stephen F. Keller....... 1996  250,000      --       --           --      681,714(5)
 President and Chief     1995  400,000      --       --        10,000
 Executive Officer(4)    1994  379,167   85,000       (6)      20,000       9,448

Clifford C. Goodrich.... 1996  252,000   70,000      --           --          --
 Executive Vice          1995  242,000   50,000      --         9,000         --
 President               1994  231,667   40,000       (6)      15,000         --

Thomas S. Robbins....... 1996  169,000   27,000      --           --        9,714
 Vice President--Racing  1995  161,333   23,000      --         5,000       2,429
                         1994  153,750   20,000      --         8,000       9,433

Mark T. Stephens........ 1996  127,083   35,000      --           --        7,797
 Vice President--LATC(7) 1995  121,000   17,500      --         5,000         --
                         1994  111,667   17,500      --         8,000         --

Michael J. Manning...... 1996  163,571      --       --           --          --
 Vice President--LATC(8) 1995  151,333   30,000      --         7,000         --

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

                                                         NUMBER OF   PERCENT OF
                                              CLASS OF   SHARES OF    SHARES OF
NAME                                            STOCK   STOCK(1)(2)  STOCK(1)(2)
----                                          --------- -----------  -----------
Apollo Real Estate Investment Fund II, L.P.      Common   989,900(3)      8.6%
and affiliates..............................
1301 Avenue of the Americas
New York, New York 10019
GAMCO Investors, Inc. and affiliates........     Common   794,900(4)      6.9
One Corporate Center
Rye, New York 10580
Gotham Partners, L.P. and affiliates........     Common   589,300(5)      5.1
110 East 42nd Street, 18th Floor
New York, New York 10017
Colony Investors, II, L.P. .................  Preferred   867,343       100.0
1999 Avenue of the Stars                         Common   112,700         1.0
Los Angeles, California 90067

OPERATING COMPANY MANAGEMENT
William C. Baker............................     Common    81,400           *
Stephen F. Keller(6)........................     Common    49,967           *
Clifford C. Goodrich(7).....................     Common    86,082           *
Thomas S. Robbins...........................     Common    19,006           *
Michael J. Manning..........................     Common    13,500           *
Mark T. Stephens............................     Common     8,338           *
All current directors and executive officers
 as a group (13 persons)(7)(8)..............     Common   971,492         8.3

REALTY MANAGEMENT
Brian L. Fleming............................     Common    15,348           *
William C. Baker............................     Common    81,400           *
Sherwood C. Chillingworth...................     Common    16,000           *
Tom D. Austin...............................     Common     2,135           *

All current directors and executive officers
 as a group (12 persons)(8).................     Common   870,922         7.5

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


Santa Anita Realty Enterprises, Inc.      Santa Anita Operating Company



    Brian L. Fleming                           William C. Baker
By: _________________________________      By: _________________________________
    Brian L. Fleming                           William C. Baker
    Acting President and Chief Executive       Chairman of the Board and Chief
    Officer and Executive Vice President       Executive Officer (Principal
    and Chief Financial Officer                Executive Officer)
    (Principal Executive, Financial
    and Accounting Officer)


 Date: August 12, 1997                      Date: August 12, 1997



                                               Elizabeth P. Haug
                                           By: _________________________________
                                               Elizabeth P. Haug
                                               Controller (Principal Financial
                                               and Accounting Officer)


                                           Date: August 12, 1997

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

                    SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

  The schedules listed below relate to Realty and Operating Company as indicated:

                                                                SCHEDULES FOR
                                                               ----------------
                                                                      OPERATING
                           SCHEDULE                            REALTY  COMPANY
                           --------                            ------ ---------
                                                               (REFERENCE IS TO
                                                                 PAGE NUMBER)
     Valuation and Qualifying Accounts as of December 31,
 II  1996 and 1995...........................................    97    Omitted
     Real Estate and Accumulated Depreciation as of December
 III 31, 1996................................................    98    Omitted

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

                                          Ernst & Young LLP

Los Angeles, California
April 14, 1997

                           THE SANTA ANITA COMPANIES

                            COMBINED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                                      1996           1995
                                                  -------------  -------------
                                                                  (RESTATED)
                     ASSETS

Real estate assets:
  Santa Anita Racetrack, less accumulated
   depreciation
   of $21,069,000 and $20,216,000................ $   9,180,000  $   9,030,000
  Commercial properties, less accumulated
   depreciation
   of $4,203,000 and $3,631,000..................     9,412,000     10,342,000
  Commercial properties to be sold, less
   accumulated
   depreciation of $4,395,000 and $16,737,000....     8,986,000     27,337,000
  Investments in and advances to unconsolidated
   joint ventures................................     2,297,000        871,000
  Real estate loans receivable...................    10,674,000     10,954,000
                                                  -------------  -------------
                                                     40,549,000     58,534,000
Cash and cash equivalents........................    23,222,000     13,877,000
Accounts receivable..............................     2,442,000      3,771,000
Prepaid expenses and other assets................     6,696,000      6,494,000
Investment in Pacific Gulf Properties Inc........           --      12,967,000
Property, plant and equipment, at cost, less
 accumulated
 depreciation of $28,059,000 and $24,968,000.....    20,572,000     19,233,000
                                                  -------------  -------------
                                                  $  93,481,000  $ 114,876,000
                                                  =============  =============

      LIABILITIES AND SHAREHOLDERS' EQUITY

Real estate loans payable........................ $  20,407,000  $  28,389,000
Bank loans payable...............................     5,417,000     22,685,000
Accounts payable.................................    11,540,000     11,208,000
Other liabilities................................    13,007,000     14,495,000
Income taxes.....................................           --         326,000
Dividends payable................................     2,468,000      2,254,000
Deferred revenues................................     1,803,000      2,379,000
Deferred income taxes............................     1,282,000      1,239,000
                                                  -------------  -------------
                                                     55,924,000     82,975,000
                                                  -------------  -------------
Series A Redeemable Preferred Stock, $.10 par
 value; 867,343 shares authorized, issued and
 outstanding.....................................    22,768,000            --
                                                  -------------  -------------
Shareholders' equity:
  Preferred stock, $.10 par value; authorized
   5,132,657 shares..............................           --             --
  Common stock, $.10 par value; authorized
   19,000,000 shares; issued and outstanding
   11,474,600 and 11,270,500 shares..............     2,295,000      2,253,000
  Additional paid-in capital.....................   139,834,000    136,552,000
  Unearned compensation expense..................      (685,000)    (1,209,000)
  Retained earnings (deficit)....................  (126,655,000)  (105,695,000)
                                                  -------------  -------------
                                                     14,789,000     31,901,000
                                                  -------------  -------------
                                                  $  93,481,000  $ 114,876,000
                                                  =============  =============

                            See accompanying notes.

                           THE SANTA ANITA COMPANIES

                       COMBINED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                            1996          1995         1994
                                        ------------  ------------  -----------
                                                             (RESTATED)
Revenues:
  Horse racing......................... $ 68,606,000  $ 69,647,000  $67,846,000
  Rental property......................    6,671,000     8,447,000   11,054,000
  Interest and other...................    1,948,000     3,112,000    2,549,000
                                        ------------  ------------  -----------
                                          77,225,000    81,206,000   81,449,000
                                        ------------  ------------  -----------
Costs and expenses:
  Horse racing operating costs.........   48,735,000    48,686,000   48,339,000
  Rental property operating expenses...    2,434,000     2,671,000    4,182,000
  Depreciation and amortization........    4,870,000     6,905,000    8,232,000
  General and administrative...........   10,289,000     8,812,000    9,731,000
  Interest and other...................    3,263,000     4,601,000    6,376,000
  Losses from unconsolidated joint
   ventures............................      994,000     2,113,000    1,521,000
  Strategic alliance costs.............    1,200,000           --           --
  Arcadia development costs............    2,900,000           --           --
  Program for disposition of non-core
   real estate assets..................    2,000,000    30,300,000          --
  Costs of equity offering.............          --        750,000          --
  Card club option write-off...........          --      2,000,000          --
  Write-down of land held for
   development.........................          --            --     1,043,000
                                        ------------  ------------  -----------
                                          76,685,000   106,838,000   79,424,000
                                        ------------  ------------  -----------
Income (loss) before income taxes and
 extraordinary gain....................      540,000   (25,632,000)   2,025,000
Income tax benefit.....................          --      2,000,000          --
                                        ------------  ------------  -----------
Income (loss) before extraordinary
 gain..................................      540,000   (23,632,000)   2,025,000
Extraordinary gain on early retirement
 of debt...............................          --      4,050,000          --
                                        ------------  ------------  -----------
Net income (loss)......................      540,000   (19,582,000)   2,025,000
Preferred stock dividends..............   12,420,000           --           --
                                        ------------  ------------  -----------
Net income (loss) applicable to common
 shares................................ $(11,880,000) $(19,582,000) $ 2,025,000
                                        ============  ============  ===========
Weighted average common shares
 outstanding...........................   11,316,623    11,213,943   11,143,146
                                        ============  ============  ===========
Income (loss) per common share:
  Before extraordinary gain............ $      (1.05) $      (2.11) $       .18
  Extraordinary gain...................          --            .36          --
                                        ------------  ------------  -----------
Net income (loss) per common share..... $      (1.05) $      (1.75) $       .18
                                        ============  ============  ===========
Dividends declared per common share.... $        .80  $        .80  $       .94
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
                                                   =============  ============

                            See accompanying notes.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                        1996          1995         1994
                                    ------------  ------------  -----------
                                                         (RESTATED)
Revenues:
  Rent from Racetrack.............. $ 10,861,000  $ 11,342,000  $13,070,000
  Shopping centers.................    3,251,000     4,441,000    4,501,000
  Office buildings.................    3,420,000     4,006,000    4,301,000
  Apartments and industrial........          --            --     2,252,000
  Interest and other...............    1,652,000     2,637,000    2,108,000
                                    ------------  ------------  -----------
                                      19,184,000    22,426,000   26,232,000
                                    ------------  ------------  -----------
Costs and expenses:
  Shopping centers.................      906,000     1,045,000    1,065,000
  Office buildings.................    1,528,000     1,626,000    1,862,000
  Apartments and industrial........          --            --     1,255,000
  Depreciation and amortization....    1,718,000     3,899,000    4,152,000
  General and administrative.......    4,046,000     3,420,000    4,148,000
  Interest and other...............    2,670,000     4,321,000    5,930,000
  Losses from unconsolidated joint
   ventures........................      994,000     2,113,000    1,521,000
  Strategic alliance costs.........    1,090,000           --           --
  Arcadia development costs........    2,900,000           --           --
  Program for disposition of non-
   core real estate assets.........    2,000,000    30,300,000          --
  Costs of equity offering.........          --        700,000          --
  Card club option write-off.......          --      2,000,000          --
  Write-down of land held for
   development.....................          --            --     1,043,000
                                    ------------  ------------  -----------
                                      17,852,000    49,424,000   20,976,000
                                    ------------  ------------  -----------
Income (loss) before income taxes
 and extraordinary gain............    1,332,000   (26,998,000)   5,256,000
Income tax benefit.................          --            --           --
                                    ------------  ------------  -----------
Income (loss) before extraordinary
 gain..............................    1,332,000   (26,998,000)   5,256,000
Extraordinary gain on early
 retirement of debt................          --      4,050,000          --
                                    ------------  ------------  -----------
Net income (loss)..................    1,332,000   (22,948,000)   5,256,000
Preferred stock dividends..........   12,368,000           --           --
                                    ------------  ------------  -----------
Net income (loss) applicable to
 common shares..................... $(11,036,000) $(22,948,000) $ 5,256,000
                                    ============  ============  ===========
Weighted average common shares
 outstanding.......................   11,429,118    11,326,443   11,256,353
                                    ============  ============  ===========
Income (loss) per common share:
  Before extraordinary item........ $       (.97) $      (2.39) $       .47
  Extraordinary item...............          --            .36          --
                                    ------------  ------------  -----------
Net income (loss) per common share
 .................................. $       (.97) $      (2.03) $       .47
                                    ============  ============  ===========
Dividends declared per common
 share............................. $        .80  $        .80  $       .94
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
                                                      ============  ===========

                            See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                             1996         1995        1994
                                          -----------  ----------- -----------
Revenues:
  Wagering commissions................... $44,781,000  $45,587,000 $43,096,000
  Admission related......................  23,825,000   24,060,000  24,750,000
  Interest and other.....................     581,000      686,000     565,000
                                          -----------  ----------- -----------
                                           69,187,000   70,333,000  68,411,000
                                          -----------  ----------- -----------
Costs and expenses:
  Horse racing operating costs...........  48,735,000   48,686,000  48,352,000
  Depreciation and amortization..........   3,212,000    3,196,000   4,251,000
  General and administrative.............   6,353,000    5,442,000   5,583,000
  Interest and other.....................     788,000      401,000     446,000
  Rental expense to Realty...............  10,861,000   11,342,000  13,057,000
                                          -----------  ----------- -----------
                                           69,949,000   69,067,000  71,689,000
                                          -----------  ----------- -----------
Income (loss) before income taxes........    (762,000)   1,266,000  (3,278,000)
Income tax benefit.......................         --     2,000,000         --
                                          -----------  ----------- -----------
Net income (loss)........................    (762,000)   3,266,000  (3,278,000)
Preferred stock dividend.................      52,000          --          --
                                          -----------  ----------- -----------
Net income (loss) applicable to common
 shares.................................. $  (814,000) $ 3,266,000 $(3,278,000)
                                          ===========  =========== ===========
Weighted average common shares
 outstanding.............................  11,316,623   11,213,943  11,143,146
                                          ===========  =========== ===========
Net income (loss) per common share ...... $      (.07) $       .29 $      (.29)
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

NOTE 2--RESTATEMENT


  Historically, Realty and its partners have viewed Towson Town Center and the Joppa parcel as a common economic component since the properties had common ownership, were physically adjacent and were both commercial retail operations. Prior to Realty's decision to dispose of its non-core real estate assets in 1995, Realty's investments in H-T Associates and Joppa Associates were evaluated for impairment on a combined basis (see "Note 9--Investments in Unconsolidated Joint Ventures"). In addition, Realty historically recorded its share of Joppa Associates' losses based on Realty's 33 1/3% interest. During the preparation of Realty's 1996 financial statements, it was determined that those two investments should have been evaluated for impairment on a separate basis. Also, Realty determined that since it was probable that one of Realty's partners would not bear its share of losses, Realty should have been recording 50%, not 33 1/3%, of Joppa Associates losses. Accordingly, the impairment loss recorded in the 1995 financial statements related to Joppa Associates should have been reported in prior years when the investment was impaired as a result of reduced expansion plans for Towson Town Center and the related Joppa parcel. Realty and The Santa Anita Companies have restated their financial statements to reflect these items in the proper periods. The restatement has the following impact:

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2--RESTATEMENT (CONTINUED)

                                                             REALTY                     THE SANTA ANITA COMPANIES
                                                      ------------------------          -------------------------
                                                      YEAR ENDED DECEMBER 31,           YEAR ENDED DECEMBER 31,
                                                      ------------------------          -------------------------
                                                          1995         1994                 1995         1994
                                                      ------------  ----------          ------------  -----------

   Losses from unconsolidated joint ventures:
     As originally reported.......................... $  1,836,000  $1,232,000          $  1,836,000    $1,232,000
     As restated.....................................    2,113,000   1,521,000             2,113,000     1,521,000
   Program for disposition of non-core real estate
    assets:
     As originally reported.......................... $ 38,500,000  $      --           $ 38,500,000    $       --
     As restated.....................................   30,300,000         --             30,300,000            --
   Income (loss) before extraordinary gain:
     As originally reported.......................... $(34,921,000) $5,545,000          $(31,555,000)   $2,314,000
     As restated.....................................  (26,998,000)  5,256,000           (23,632,000)    2,025,000
   Net income (loss) applicable to common shares:
     As originally reported.......................... $(30,871,000) $5,545,000          $(27,505,000)   $2,314,000
     As restated.....................................  (22,948,000)  5,256,000           (19,582,000)    2,025,000
   Income (loss) per common share:
     Before extraordinary gain--
       As originally reported........................ $      (3.09) $      .49          $      (2.81)   $      .21
       As restated...................................        (2.39)        .47                 (2.11)          .18
     Net income (loss) per common share--
       As originally reported........................ $      (2.73) $      .49          $      (2.45)   $      .21
       As restated...................................        (2.03)        .47                 (1.75)          .18

      The effect of the restatement was a reduction in earnings of Realty and The Santa Anita Companies of $779,000 or $.07 per share in 1993, $893,000 or $.08 per share in 1992 and $5,762,000 or $.51 per share (for Realty) and $.52 per share (for The Santa Anita companies) in 1991.


NOTE 3--DISPOSITION OF NON-CORE REAL ESTATE ASSETS


  During 1995, Realty adopted a plan to dispose of its non-core real estate assets. Realty's non-core real estate assets include all significant assets not directly associated with Santa Anita Park, its 400 acre parcel in Arcadia, California, which is the site for the Santa Anita Racetrack, the Santa Anita Fashion Park Mall and the Santa Anita Medical Plaza office building. Specific non-core real estate assets are described below. The objective of the plan was to reduce Realty's debt levels, improve financial flexibility and improve capital availability for the construction of a major commercial development on excess land at Santa Anita Park. Accordingly, Realty reduced the book value of assets intended to be sold to their estimated sales price less costs of sale, resulting in a nonrecurring charge in 1995 of $30,300,000 (after restatement) (See "Note 2--Restatement"), reflected as "Program for disposition of non-core real estate assets" in The Santa Anita Companies and Realty statements of operations. The assets to be disposed of at December 31, 1995 consisted of six neighborhood shopping centers in Southern California, and Phoenix, Arizona, two office buildings in Santa Ana and Upland, California, an investment in Joppa Associates, a partnership which owns a vacant retail facility and undeveloped land adjacent to Towson Town Center shopping center in Maryland (see "Note 9-- Investments in Unconsolidated Joint Ventures" and "Note 2--Restatement"), an investment in French Valley Ventures, a partnership which owns undeveloped land in Temecula, California (see "Note 10--Investment in Consolidated Joint Venture"), and mortgage notes receivable (see "Note 11--Real Estate Loans Receivable"). During 1996, the disposition plan was expanded to include an investment in Pacific Gulf Properties Inc. common stock (see "Note 8--Investment in Pacific Gulf Properties Inc."), and an investment in H-T Associates, a partnership that effectively owns 32.5% of Towson Town Center (see "Note 9-- Investments in Unconsolidated Joint Ventures").

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

  Combined condensed financial statement information for the unconsolidated joint ventures as of December 31, 1996, 1995 and 1994 and for the years then ended is as follows:

                                           1996          1995          1994
                                       ------------  ------------  ------------
     Real estate assets............... $248,675,000  $259,168,000  $265,869,000
                                       ============  ============  ============
     Liabilities
       Secured real estate loans...... $225,022,000  $242,332,000  $243,061,000
       Other..........................   53,826,000    35,558,000    32,784,000
                                       ------------  ------------  ------------
                                       $278,848,000  $277,890,000  $275,845,000
                                       ============  ============  ============
     Partners' equity
       Realty......................... $(15,084,000) $ (9,359,000) $ (4,986,000)
       Others.........................  (15,089,000)   (9,363,000)   (4,990,000)
                                       ------------  ------------  ------------
                                       $(30,173,000) $(18,722,000) $ (9,976,000)
                                       ============  ============  ============
     Revenues......................... $ 38,612,000  $ 36,351,000  $ 33,313,000
                                       ============  ============  ============
     Net loss
       Realty......................... $   (994,000) $ (2,113,000) $ (1,521,000)
       Others.........................   (2,463,000)   (3,510,000)   (4,073,000)
                                       ------------  ------------  ------------
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


  The componenets of the change in the investment in each of the unconsolidated joint venture for the years ended December 31, 1996, 1995 and 1994 are as follows:


                                            ANITA           H-T           JOPPA         BALDWIN
                                          ASSOCIATES     ASSOCIATES     ASSOCIATES     INDUSTRIAL       TOTAL
                                         -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1993............   $(1,567,000)   $ 8,169,000    $(3,720,000)   $ 2,996,000    $ 5,878,000
    1994 income (loss)................        96,000     (1,311,000)      (866,000)       560,000     (1,521,000)
    Additional investment.............       216,000        340,000      1,104,000             -       1,660,000
    Distribution......................    (1,975,000)      (340,000)      (444,000)      (255,000)    (3,014,000)
    Non-cash activity.................        10,000             -              -              -          10,000
    Sale of Baldwin Industrial........            -              -              -      (3,301,000)    (3,301,000)
                                         -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1994............    (3,220,000)     6,858,000     (3,926,000)            -        (288,000)
    1995 income (loss)................        13,000     (1,295,000)      (831,000)            -      (2,113,000)
    Additional investment.............        (2,000)     1,105,000      3,179,000             -       4,282,000
    Distribution......................      (100,000)    (1,105,000)      (657,000)            -      (1,862,000)
    Non-cash activity.................            -         852,000             -              -         852,000
                                         -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1995............    (3,309,000)     6,415,000     (2,235,000)            -         871,000
    1996 income (loss)................       918,000     (1,320,000)      (592,000)            -        (944,000)
    Additional investment.............            -         720,000      6,064,000             -       6,784,000
    Distribution......................    (1,575,000)    (1,768,000)    (1,021,000)            -      (4,364,000)
                                         -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1996............   $(3,966,000)   $ 4,047,000    $ 2,216,000    $        -     $ 2,297,000
                                         ===========    ===========    ===========    ===========    ===========


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

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 14--INCOME TAXES (CONTINUED)

  A reconciliation of Operating Company's total income tax provision for the years ended December 31, 1996, 1995 and 1994 to the statutory federal corporate income tax rate of 34% and the state rate of 9.3% is as follows:

                                              1996        1995         1994
                                            ---------  -----------  -----------
     Computed "expected" tax provision....  $(330,000) $ 1,414,000  $(1,316,000)
     State income taxes, net of federal
      income taxes........................        --       247,000          --
     Nondeductible political
      contributions.......................     82,000       47,000       59,000
     Decrease (increase) in cash surrender
      value of life insurance.............        --         3,000       34,000
     Establishment (use) of tax net
      operating loss carryforwards........    194,000   (1,316,000)   1,236,000
     Deferred effect due primarily to
      benefit from reduction of state
      accrual.............................        --    (2,326,000)         --
     Other, net...........................     54,000      (69,000)     (13,000)
                                            ---------  -----------  -----------
                                            $     --   $(2,000,000) $       --
                                            =========  ===========  ===========

  The deferred tax assets and liabilities as of December 31, 1996 and 1995 consist of the following:

                                                          1996         1995
                                                       -----------  -----------
     Deferred tax assets:
       Compensation deductible for tax purposes when
        paid.........................................  $ 1,465,000  $ 1,764,000
       Pension contribution deductible for tax
        purposes when paid...........................      606,000      490,000
       Contribution carryover........................      160,000      280,000
       Other.........................................       51,000      143,000
       Federal tax effect of state deferred
        liabilities..................................      485,000      444,000
       Federal net operating loss carryovers.........    3,145,000    2,211,000
       State net operating loss carryovers...........       32,000      129,000
       Business reserve..............................      217,000          --
       Valuation allowance...........................   (4,336,000)  (4,117,000)
                                                       -----------  -----------
       Total deferred assets.........................    1,825,000    1,344,000
                                                       -----------  -----------
     Deferred tax liabilities:
       Difference between tax and book depreciation..   (1,452,000)    (790,000)
       Income previously included for book purposes,
        not includable for tax purposes..............          --      (148,000)
       State income tax deductible when paid for
        federal tax purposes.........................   (1,655,000)  (1,645,000)
                                                       -----------  -----------
       Total deferred tax liabilities................   (3,107,000)  (2,583,000)
                                                       -----------  -----------
     Net liability for deferred income taxes.........  $(1,282,000) $(1,239,000)
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

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 17--STOCK OPTION PROGRAM, RESTRICTED STOCK AWARDS AND EMPLOYEE DEFINED BENEFIT PLANS (CONTINUED)

STOCK OPTION PROGRAM (CONTINUED)

  Information with respect to shares under option as of December 1996, 1995 and 1994 is as follows:

                                              REALTY         OPERATING COMPANY
                                        ------------------- -------------------
                                          SHARES   WEIGHTED   SHARES   WEIGHTED
                                        SUBJECT TO AVERAGE  SUBJECT TO AVERAGE
                                          OPTION    PRICE     OPTION    PRICE
                                        ---------- -------- ---------- --------
     Balance, December 31, 1994........   162,006   $21.06   408,500    $19.68
       Granted.........................    43,500   $13.57    78,200    $12.63
       Exercised                              --       --        --        --
       Forfeited.......................   (21,230)  $27.32    (1,500)   $17.13
       Expired.........................       --       --    (13,500)   $24.75
                                         --------            -------
     Balance, December 31, 1995........   184,276   $18.57   471,700    $18.38
       Granted.........................   360,000   $15.18   150,000    $15.25
       Exercised.......................    (2,000)  $17.13   (89,400)   $21.17
       Forfeited.......................  (194,500)  $15.63   (15,500)   $15.58
       Expired.........................   (21,276)  $29.00   (18,000)   $29.00
                                         --------            -------
     Balance, December 31, 1996........   326,500   $15.91   498,800    $16.64
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

                                                                    OPERATING
                                                         REALTY      COMPANY
                                                        ----------  ----------
                                                        1996  1995  1996  1995
                                                        ----  ----  ----  ----
     Risk Fee interest rates........................... 6.44% 5.54% 5.68% 5.38%
     Dividend yields................................... 5.29% 5.89% 5.25% 6.34%
     Volatility factors of expected market price of
      common stock..................................... .235  .231  .272  .229
     Weighted average expected life (years)............    5     5     2     5

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

  The Realty and Operating Company FAS No. 123 pro forma net income (loss) and related per share amounts for 1996 are as follows:

                                                                    OPERATING
                                                         REALTY      COMPANY
                                                      ------------  ---------
   Net income (loss) applicable to common shares, as
    reported ........................................ $(11,036,000) $(814,000)
   Pro forma stock compensation expense..............       67,000     60,000
                                                      ------------  ---------
   Pro forma net loss applicable to common shares.... $(11,103,000) $(874,000)
                                                      ============  =========
   Pro forma net loss per share...................... $       (.97) $    (.08)
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

  Combined net periodic pension cost for the years ended December 31, 1996, 1995 and 1994 for the retirement income plan included the following components:

                                                 1996       1995       1994
                                               ---------  ---------  ---------
     Service cost............................. $ 342,000  $ 228,000  $ 278,000
     Interest cost on projected benefit obli-
      gation..................................   545,000    573,000    569,000
     Actual return on plan assets.............  (479,000)  (342,000)  (378,000)
     Net amortization and deferral............   125,000    (75,000)     6,000
                                               ---------  ---------  ---------
     Net periodic pension cost................ $ 533,000  $ 384,000  $ 475,000
                                               =========  =========  =========

  The following table sets forth the funded status of Realty's and Operating Company's retirement income plan and amounts recognized in the balance sheets at December 31, 1996 and 1995.

                                                          1996         1995
                                                       -----------  -----------
     Actuarial present value of accumulated benefit
      obligations at December 31:
       Vested........................................  $ 6,451,000  $ 6,818,000
       Nonvested.....................................      169,000      412,000
                                                       -----------  -----------
                                                         6,620,000    7,230,000
     Additional amounts related to projected compen-
      sation levels..................................      802,000      824,000
                                                       -----------  -----------
     Total actuarial projected benefit obligations
      for service rendered...........................    7,422,000    8,054,000
     Plan assets at fair value at December 31........    6,176,000    5,929,000
                                                       -----------  -----------
     Projected benefit obligations in excess of plan
      assets.........................................   (1,246,000)  (2,125,000)
     Unrecognized net actuarial loss from difference
      in actuarial experience from that assumed......      328,000    1,237,000
     Unrecognized prior service cost.................      179,000      197,000
     Initial unrecognized transition obligation being
      recognized over 15 years.......................      303,000      363,000
                                                       -----------  -----------
     Accrued pension cost............................  $  (436,000) $  (328,000)
                                                       ===========  ===========

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

NOTE 17--STOCK OPTION PROGRAM, RESTRICTED STOCK AWARDS AND EMPLOYEE DEFINED BENEFIT PLANS (CONTINUED)

RETIREMENT INCOME PLAN (CONTINUED)

  Assumptions used in determining the funded status of the retirement income plan are as follows:

                                                                  1996  1995  1994
                                                                  ----  ----  ----
      Weighted average discount rate............................  7.5%  7.0%  8.5%
      Weighted average rate of increase in compensation levels..  3.5%  3.5%  5.0%
      Expected long-term rate of return.........................  8.0%  8.5%  8.5%

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

  Net periodic pension cost for the years ended December 31, 1996, 1995, and 1994 for the deferred compensation plan included the following components:

                                                       1996     1995     1994
                                                     -------- -------- --------
      Service costs................................. $    --  $ 24,000 $146,000
      Interest cost on projected benefit
       obligation...................................  309,000  365,000  436,000
      Amortization of unrecognized net obligation
       and experience losses........................      --     2,000  133,000
                                                     -------- -------- --------
      Net periodic pension cost..................... $309,000 $391,000 $715,000
                                                     ======== ======== ========

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

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 17--STOCK OPTION PROGRAM, RESTRICTED STOCK AWARDS AND EMPLOYEE DEFINED BENEFIT PLANS (CONTINUED)

DEFERRED COMPENSATION PLAN (CONTINUED)

  The following table sets forth the funded status of Realty's and Operating Company's deferred compensation plan and amounts recognized in the balance sheets at December 31, 1996 and 1995:

                                                        1996         1995
                                                     -----------  -----------
     Actuarial present value of accumulated benefit
      obligations at December 31:
       Vested......................................  $ 4,797,000  $ 4,817,000
       Nonvested...................................          --           --
                                                     -----------  -----------
                                                       4,797,000    4,817,000
     Additional amounts related to projected
      compensation levels..........................          --           --
                                                     -----------  -----------
     Total actuarial projected benefit obligations
      for service rendered.........................    4,797,000    4,817,000
     Plan assets at fair value at December 31......          --           --
                                                     -----------  -----------
     Projected benefit obligations in excess of
      plan assets..................................   (4,797,000)  (4,817,000)
     Unrecognized net obligation and experience
      losses.......................................      826,000      426,000
     Unrecognized prior service cost...............          --           --
                                                     -----------  -----------
     Accrued pension cost..........................  $(3,971,000) $(4,391,000)
                                                     ===========  ===========

  Assumptions used in determining the funded status of the deferred compensation plan are as follows:

                                                                 1996  1995  1994
                                                                 ----  ----  ----
     Weighted average discount rate............................. 7.5%  7.0%  8.5%
     Weighted average rate of increase in compensation levels... --    3.5%  5.0%

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

                                                                     THE
                                                      OPERATING  SANTA ANITA
                                           REALTY      COMPANY    COMPANIES
                                        ------------  ---------  ------------
     Series A Redeemable Preferred
      Stock............................ $ 12,021,000  $ 52,000   $ 12,073,000
     Retained earnings (deficit).......  (12,021,000)  (52,000)   (12,073,000)

  During 1995, accrual of amounts relating to unconsolidated joint ventures resulted in the following non-cash activity for Realty.

       Investment in unconsolidated joint ventures.................... $852,000
       Other liabilities..............................................  852,000

  During 1994, the disposition by Realty of the multifamily and industrial operations involved the transfer of the following noncash items:

       Real estate assets.......................................... $98,305,000
       Other assets................................................     475,000
       Real estate loans payable...................................  44,290,000
       Other liabilities...........................................     302,000

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


NOTE 21--COMBINED QUARTERLY FINANCIAL INFORMATION--UNAUDITED (CONTINUED)

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