Form 10-Q
period 1997-06-30
SANTA ANITA REALTY ENTERPRISES INC; SANTA ANITA OPERATING CO
filed 1997-08-14
CIK 314661, 313749

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

   Commission file number 0-9109                 Commission file number 0-9110

SANTA ANITA REALTY ENTERPRISES, INC.             SANTA ANITA OPERATING COMPANY
--------------------------------------      ------------------------------------
(Exact name of registrant as specified           (Exact name of registrant as
          in its charter)                          specified in its charter)


            Delaware                                      Delaware
-------------------------------------       ------------------------------------
  (State or other jurisdiction of             (State or other jurisdiction of
   incorporation or organization)              incorporation or organization)

           95-3520818                                    95-3419438
-------------------------------------       -----------------------------------
(I.R.S. Employer Identification No.)        (I.R.S. Employer Identification No.)

301 West Huntington Drive, Suite 405             285 West Huntington Drive
     Arcadia, California 91007                   Arcadia, California 91007
------------------------------------        -----------------------------------
  (Address of principal executive             (Address of principal executive
    offices including zip code)                 offices including zip code)

        (818) 574-5550                                 (818) 574-7223
------------------------------------        -----------------------------------
(Registrant's telephone number,               (Registrant's telephone number,
including area code)                                including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject
to such filing requirements for the past 90 days. Yes  X   No
                                                      ---    ---

The number of shares outstanding of each of the issuers' classes of common stock, as of the close of business on August 12, 1997 were:

Santa Anita Realty Enterprises, Inc.        11,601,925
Santa Anita Operating Company               11,476,424

                    SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX


                                                                       Page No.
PART I.  FINANCIAL INFORMATION                                            3

         THE SANTA ANITA COMPANIES

            Combined Balance Sheets as of June 30, 1997 and               4
              December 31, 1996

            Combined Statements of Operations for the three months        5
              and six months ended June 30, 1997 and 1996

           Combined Statements of Cash Flows for the six months           6
              ended June 30, 1997 and 1996

         SANTA ANITA REALTY ENTERPRISES, INC.

            Consolidated Balance Sheets as of June 30, 1997 and           7
              December 31, 1996

            Consolidated Statements of Operations for the three months    8
              and six months ended June 30, 1997 and 1996

            Consolidated Statements of Cash Flows for the six months      9
              ended June 30, 1997 and 1996

         SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

            Consolidated Balance Sheets as of June 30, 1997 and           10
              December 31, 1996

            Consolidated Statements of Operations for the three months    11
              and six months ended June 30, 1997 and 1996

            Consolidated Statements of Cash Flows for the six months      12
              ended June 30, 1997 and 1996

         NOTES TO FINANCIAL STATEMENTS                                    13

         MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                           18

PART II. OTHER INFORMATION                                                27

SIGNATURES                                                                29

                    SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1997


PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

   The accompanying balance sheets as of June 30, 1997 and December 31, 1996 of The Santa Anita Companies (the "Companies"), Santa Anita Realty Enterprises, Inc. ("Realty") and Santa Anita Operating Company and Subsidiaries ("Operating Company"), the statements of operations for the three months and six months ended June 30, 1997 and 1996, and the related statements of cash flows for the six months ended June 30, 1997 and 1996, were prepared by management and, except for the balance sheet as of December 31, 1996, are unaudited. In the opinion of management, the accompanying financial statements include all adjustments, including normal recurring items, considered necessary for a fair presentation.

   The following financial statements should be read in conjunction with the accompanying notes and the Joint Annual Report on Form 10-K/A-2 of Realty and Operating Company for the year ended December 31, 1996.

                           THE SANTA ANITA COMPANIES

                            COMBINED BALANCE SHEETS


                                                                                        JUNE 30,               DECEMBER 31,
                                                                                          1997                     1996
                                                                                      -----------              -----------
                                                                                      (Unaudited)
                                                          ASSETS
Real estate assets
  Santa Anita Racetrack, less accumulated depreciation
     of $21,742,000 and $21,069,000                                                  $  8,507,000             $  9,180,000
  Commercial properties, less accumulated depreciation
     of $4,547,000 and $4,203,000                                                       9,146,000                9,412,000
  Commercial properties to be sold, less accumulated
     depreciation of $4,395,000                                                         9,163,000                8,986,000
  Investments in and advances to unconsolidated joint ventures                          1,876,000                2,297,000
  Real estate loans receivable                                                         10,541,000               10,674,000
                                                                                     ------------             ------------
                                                                                       39,233,000               40,549,000

Cash and cash equivalents                                                              18,974,000               23,222,000
Accounts receivable                                                                     2,106,000                2,442,000
Prepaid expenses and other assets                                                       6,596,000                6,696,000
Property, plant and equipment, less accumulated
  depreciation of $30,576,000 and $28,059,000                                          19,551,000               20,572,000
                                                                                     ------------             ------------

                                                                                     $ 86,460,000             $ 93,481,000
                                                                                     ============             ============

                                               LIABILITIES AND SHAREHOLDERS' EQUITY

Real estate loans payable                                                            $ 20,210,000             $ 20,407,000
Bank loans payable                                                                      6,653,000                5,417,000
Accounts payable                                                                        5,974,000               11,540,000
Other liabilities                                                                      13,394,000               13,007,000
Dividends payable                                                                       2,469,000                2,468,000
Deferred revenues                                                                         721,000                1,803,000
Deferred income taxes                                                                   1,362,000                1,282,000
                                                                                     ------------             ------------
                                                                                       50,783,000               55,924,000
                                                                                     ------------             ------------
Series A Redeemable Preferred Stock, $.10 par value;
  867,343 shares authorized, issued and outstanding, at redemption value              25,540,000               22,768,000
                                                                                     ------------             ------------
Shareholders' equity
  Preferred stock, $.10 par value; authorized 5,132,657 shares                                  -                        -
  Common stock, $.10 par value; authorized 19,000,000
     shares; issued and outstanding 11,475,664 and
     11,474,600 shares                                                                  2,295,000                2,295,000
  Additional paid-in capital                                                          139,933,000              139,834,000
  Unearned compensation expense                                                           (96,000)                (685,000)
  Retained earnings (deficit)                                                        (131,995,000)            (126,655,000)
                                                                                     ------------             ------------
                                                                                       10,137,000               14,789,000
                                                                                     ------------             ------------

                                                                                     $ 86,460,000             $ 93,481,000
                                                                                     ============             ============

See accompanying notes.

                           THE SANTA ANITA COMPANIES

                       COMBINED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                             THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                             ----------------------------   ----------------------------
                                                 1997            1996           1997            1996
                                             -------------   ------------   -------------   ------------

Revenues
 Horse racing                                 $13,959,000     $13,891,000    $50,266,000     $51,972,000
 Rental property                                1,013,000       1,971,000      2,046,000       3,987,000
 Interest and other                               701,000         384,000      1,171,000       1,073,000
                                              -----------     -----------    -----------     -----------
                                               15,673,000      16,246,000     53,483,000      57,032,000
                                              -----------     -----------    -----------     -----------

Costs and expenses
 Horse racing operating costs                  11,597,000      10,309,000     36,351,000      35,199,000
 Rental property operating expenses               293,000         682,000        551,000       1,372,000
 Depreciation and amortization                    981,000         982,000      3,580,000       3,457,000
 General and administrative                     1,674,000       1,925,000      4,464,000       5,292,000
 Interest and other                               619,000         753,000      1,240,000       1,704,000
 Losses from unconsolidated
  joint ventures                                  264,000         261,000        419,000         667,000
 Program for disposition of non-core
  real estate assets                             (375,000)        855,000        125,000         855,000
 Strategic alliance termination fee
  and expense                                           -               -      4,500,000               -
                                              -----------     -----------    -----------     -----------
                                               15,053,000      15,767,000     51,230,000      48,546,000
                                              -----------     -----------    -----------     -----------
Net income                                        620,000         479,000      2,253,000       8,486,000
Preferred stock dividends                         936,000               -      3,119,000               -
                                              -----------     -----------    -----------     -----------
Net income (loss) applicable to
 common shares                                $  (316,000)    $   479,000    $  (866,000)    $ 8,486,000
                                              ===========     ===========    ===========     ===========

Weighted average common shares
 outstanding                                   11,479,876      11,270,500     11,479,995      11,270,500
                                              ===========     ===========    ===========     ===========

Net income (loss) per common share            $      (.03)    $       .04    $      (.08)    $       .75
                                              ===========     ===========    ===========     ===========

Dividends declared per common share           $       .20     $       .20    $       .40     $       .40
                                              ===========     ===========    ===========     ===========

See accompanying notes.

                           THE SANTA ANITA COMPANIES

                       COMBINED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                  (Unaudited)

                                                                          1997                   1996
                                                                      ------------           ------------
Cash flows from operating activities:
  Net income                                                           $ 2,253,000           $  8,486,000
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                     3,580,000              3,457,000
       Amortization of unearned compensation expense                        31,000                355,000
       Equity in losses of unconsolidated joint ventures                   419,000                667,000
       Deferred income taxes                                                80,000               (404,000)
       Program for disposition of non-core real estate assets             (375,000)               855,000
       Net increase in certain other assets                                767,000               (591,000)
       Net decrease in certain other liabilities                        (5,728,000)            (5,132,000)
                                                                       -----------           ------------
  Net cash provided by operating activities                              1,027,000              7,693,000
                                                                       -----------           ------------

Cash flows from investing activities:
  Payments received on loans receivable                                    135,000                143,000
  Additions and improvements to real estate assets                        (255,000)              (717,000)
  Additions to property, plant and equipment                            (1,496,000)              (868,000)
  Additions to certain other assets                                       (379,000)            (1,859,000)
  Investments in and advances to unconsolidated joint                   (1,055,000)              (734,000)
   ventures
  Capital distributions from unconsolidated joint ventures               1,432,000              1,560,000
  Sale of Pacific Gulf Properties Inc. common stock                              -             12,139,000
  Sale of non-core real estate assets                                            -              8,103,000
                                                                       -----------           ------------
  Net cash (used in) provided by investing activities                   (1,618,000)            17,767,000
                                                                       -----------           ------------

Cash flows from financing activities:
  Repayment of real estate loans payable                                  (197,000)            (6,094,000)
  Proceeds from (repayment of) bank loans payable                        1,236,000            (19,074,000)
  Dividends paid                                                        (4,911,000)            (4,508,000)
  Exercise of stock options                                                215,000                      -
                                                                       -----------           ------------
  Net cash used in financing activities                                 (3,657,000)           (29,676,000)
                                                                       -----------           ------------

Net decrease in cash and cash equivalents                               (4,248,000)            (4,216,000)

Cash and cash equivalents at beginning of year                          23,222,000             13,877,000
                                                                       -----------           ------------

Cash and cash equivalents at June 30,                                  $18,974,000           $  9,661,000
                                                                       ===========           ============


See accompanying notes.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                       JUNE 30,                  DECEMBER 31,
                                                                                         1997                       1996
                                                                                     -------------              -------------
                                                                                      (Unaudited)
                                                            ASSETS

Real estate assets
   Santa Anita Racetrack, less accumulated depreciation
     of $21,742,000 and $21,069,000                                                  $   8,507,000              $   9,180,000
   Commercial properties, less accumulated depreciation
     of $5,082,000 and $4,700,000                                                       12,068,000                 12,372,000
   Commercial properties to be sold, less accumulated
     depreciation of $4,395,000                                                          9,163,000                  8,986,000
   Investments in and advances to unconsolidated joint ventures                          1,876,000                  2,297,000
   Real estate loans receivable                                                         10,541,000                 10,674,000
                                                                                     -------------              -------------
                                                                                        42,155,000                 43,509,000

Cash and cash equivalents                                                               11,887,000                 12,921,000
Accounts receivable                                                                         38,000                     90,000
Prepaid expenses and other assets                                                        6,352,000                  5,233,000
                                                                                     -------------              -------------

                                                                                     $  60,432,000              $  61,753,000
                                                                                     =============              =============

                                               LIABILITIES AND SHAREHOLDERS' EQUITY

Real estate loans payable                                                            $  20,210,000              $  20,407,000
Bank loans payable                                                                       6,250,000                  4,550,000
Accounts payable                                                                           218,000                    205,000
Other liabilities                                                                        1,537,000                  1,700,000
Dividends payable                                                                        2,494,000                  2,491,000
Due to Operating Company                                                                 1,487,000                  2,007,000
                                                                                     -------------              -------------
                                                                                        32,196,000                 31,360,000
                                                                                     -------------              -------------
Series A Redeemable Preferred Stock, $.10 par value;
   867,343 shares authorized, issued and outstanding, at redemption value               24,263,000                 21,718,000
                                                                                     -------------              -------------

Shareholders' equity
   Preferred stock, $.10 par value; authorized 5,132,657 shares                                  -                          -
   Common stock, $.10 par value; authorized 19,000,000
    shares; issued and outstanding 11,601,925 and
    11,586,100 shares                                                                    1,160,000                  1,159,000
   Additional paid-in capital                                                          122,181,000                121,899,000
   Retained earnings (deficit)                                                        (119,368,000)              (114,383,000)
                                                                                     -------------              -------------
                                                                                         3,973,000                  8,675,000
                                                                                     -------------              -------------

                                                                                     $  60,432,000              $  61,753,000
                                                                                     =============              =============

See accompanying notes.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                             THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                             ----------------------------   --------------------------
                                                 1997            1996           1997          1996
                                             -------------   ------------   ------------   -----------
Revenues
 Rent from Racetrack                          $ 1,991,000     $ 1,992,000   $ 8,431,000    $ 8,707,000
 Shopping centers                                 570,000         936,000     1,150,000      1,949,000
 Office buildings                                 443,000       1,035,000       896,000      2,038,000
 Interest and other                               616,000         277,000     1,048,000        868,000
                                              -----------     -----------   -----------    -----------
                                                3,620,000       4,240,000    11,525,000     13,562,000
                                              -----------     -----------   -----------    -----------

Costs and expenses
 Shopping centers                                 137,000         254,000       264,000        531,000
 Office buildings                                 156,000         428,000       287,000        841,000
 Depreciation and amortization                    374,000         381,000     1,101,000      1,114,000
 General and administrative                       803,000         897,000     1,564,000      1,790,000
 Interest and other                               586,000         756,000     1,141,000      1,700,000
 Losses from unconsolidated joint
   ventures                                       264,000         261,000       419,000        667,000
 Program for disposition of non-core
   real estate assets                            (375,000)        855,000       125,000        855,000
 Strategic alliance termination fee
   and expense                                          -               -     4,080,000              -
                                              -----------     -----------   -----------    -----------
                                                1,945,000       3,832,000     8,981,000      7,498,000
                                              -----------     -----------   -----------    -----------

Net income                                      1,675,000         408,000     2,544,000      6,064,000
Preferred stock dividends                         709,000               -     2,892,000              -
                                              -----------     -----------   -----------    -----------
Net income (loss) applicable to
  common shares                               $   966,000     $   408,000   $  (348,000)   $ 6,064,000
                                              ===========     ===========   ===========    ===========

Weighted average common shares
 outstanding                                   11,587,743      11,383,000    11,586,969     11,383,000
                                              ===========     ===========   ===========    ===========

Net income (loss) per common share            $       .08     $       .04   $      (.03)   $       .53
                                              ===========     ===========   ===========    ===========

Dividends declared per common share           $       .20     $       .20   $       .40    $       .40
                                              ===========     ===========   ===========    ===========

See accompanying notes.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                  (Unaudited)

                                                                          1997                   1996
                                                                       -----------           ------------
Cash flows from operating activities:
  Net income                                                           $ 2,544,000           $  6,064,000
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                     1,101,000              1,114,000
       Equity in losses of unconsolidated joint ventures                   419,000                667,000
       Program for disposition of non-core real estate assets             (375,000)               855,000
       Net increase in certain other assets                               (736,000)               (28,000)
       Net decrease in certain other liabilities                          (150,000)              (632,000)
                                                                       -----------           ------------
  Net cash provided by operating activities                              2,803,000              8,040,000
                                                                       -----------           ------------
Cash flows from investing activities:
  Payments received on loans receivable                                    135,000                143,000
  Additions and improvements to real estate assets                        (255,000)              (717,000)
  Additions to certain other assets                                       (379,000)            (1,859,000)
  Investments in and advances to unconsolidated joint ventures          (1,055,000)              (734,000)
  Capital distributions from unconsolidated joint ventures               1,432,000              1,560,000
  Sale of Pacific Gulf Properties Inc. common stock                              -             12,139,000
  Sale of non-core real estate assets                                            -              8,103,000
                                                                       -----------           ------------
  Net cash (used in) provided by investing activities                     (122,000)            18,635,000
                                                                       -----------           ------------

Cash flows from financing activities:
  Repayment of real estate loans payable                                  (197,000)            (6,094,000)
  Proceeds from (repayment of) bank loans payable                        1,700,000            (18,650,000)
  Increase (decrease) in due to Operating Company                         (520,000)             2,580,000
  Dividends paid                                                        (4,981,000)            (4,553,000)
  Exercise of stock options                                                283,000                      -
                                                                       -----------           ------------
  Net cash used in financing activities                                 (3,715,000)           (26,717,000)
                                                                       -----------           ------------

Net decrease in cash and cash equivalents                               (1,034,000)               (42,000)

Cash at beginning of year                                               12,921,000                167,000
                                                                       -----------           ------------

Cash and cash equivalents at June 30,                                  $11,887,000           $    125,000
                                                                       ===========           ============

See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                                                       JUNE 30,                DECEMBER 31,
                                                                                         1997                      1996
                                                                                     ------------              ------------
                                                                                      (Unaudited)
                                                           ASSETS

Current assets
   Cash and cash equivalents                                                         $  7,087,000              $ 10,301,000
   Accounts receivable                                                                  2,068,000                 2,352,000
   Prepaid expenses and other assets                                                      253,000                 1,472,000
   Due from Realty                                                                      1,487,000                 2,007,000
                                                                                     ------------              ------------
     Total current assets                                                              10,895,000                16,132,000

Investment in common stock of Realty, at cost                                           2,184,000                 2,103,000
Property, plant and equipment, less accumulated
   depreciation of $30,576,000 and $28,059,000                                         19,551,000                20,572,000
                                                                                     ------------              ------------

                                                                                     $ 32,630,000              $ 38,807,000
                                                                                     ============              ============

                                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                                  $  5,756,000              $ 11,335,000
   Other liabilities                                                                   11,832,000                11,284,000
   Bank loans payable                                                                     403,000                   867,000
                                                                                     ------------              ------------
     Total current liabilities                                                         17,991,000                23,486,000

Deferred revenues                                                                         721,000                 1,803,000
Deferred income taxes                                                                   1,362,000                 1,282,000
                                                                                     ------------              ------------
                                                                                       20,074,000                26,571,000
                                                                                     ------------              ------------

Series A Redeemable Preferred Stock, $.10 par value,
   867,343 shares authorized, issued and outstanding, at redemption value               1,277,000                 1,050,000
                                                                                     ------------              ------------

Shareholders' equity
   Preferred stock, $.10 par value; authorized 5,132,657 shares                                 -                         -
   Common stock, $.10 par value; authorized 19,000,000
     shares; issued and outstanding 11,475,664 and
     11,474,600 shares                                                                  1,148,000                 1,148,000
   Additional paid-in capital                                                          20,994,000                20,981,000
   Unearned compensation expense                                                          (96,000)                 (685,000)
   Retained earnings (deficit)                                                        (10,767,000)              (10,258,000)
                                                                                     ------------              ------------
                                                                                       11,279,000                11,186,000
                                                                                     ------------              ------------

                                                                                     $ 32,630,000              $ 38,807,000
                                                                                     ============              ============

See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                             THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                             ----------------------------   ----------------------------
                                                  1997           1996           1997            1996
                                             --------------   -----------   -------------   ------------


Revenues
 Wagering commissions                          $ 8,408,000    $ 8,257,000    $34,552,000     $35,611,000
 Admission related                               5,551,000      5,634,000     15,714,000      16,361,000
 Interest and other                                125,000        202,000        173,000         388,000
                                               -----------    -----------    -----------     -----------
                                                14,084,000     14,093,000     50,439,000      52,360,000
                                               -----------    -----------    -----------     -----------

Costs and expenses
 Horse racing operating costs                   11,597,000     10,309,000     36,351,000      35,199,000
 Depreciation and amortization                     626,000        616,000      2,517,000       2,373,000
 General and administrative                        871,000      1,028,000      2,900,000       3,502,000
 Interest                                           48,000         69,000        102,000         142,000
 Strategic alliance termination fee
   and expense                                           -              -        420,000               -
 Rental expense to Realty                        1,991,000      1,992,000      8,431,000       8,707,000
                                               -----------    -----------    -----------     -----------
                                                15,133,000     14,014,000     50,721,000      49,923,000
                                               -----------    -----------    -----------     -----------

Net income (loss)                               (1,049,000)        79,000       (282,000)      2,437,000
Preferred stock dividends                          227,000              -        227,000               -
                                               -----------    -----------    -----------     -----------
Net income (loss) applicable to                $(1,276,000)   $    79,000    $  (509,000)    $ 2,437,000
 common shares                                 ===========    ===========    ===========     ===========

Weighted average common shares
 outstanding                                    11,479,876     11,270,500     11,479,995      11,270,500
                                               ===========    ===========    ===========     ===========


Net income (loss) per common share             $      (.11)   $       .01    $      (.04)    $       .22
                                               ===========    ===========    ===========     ===========

See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                  (Unaudited)

                                                                           1997                  1996
                                                                       ------------          ------------

Cash flows from operating activities:
  Net income (loss)                                                    $  (282,000)          $ 2,437,000
  Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
       Depreciation and amortization                                     2,517,000             2,373,000
       Amortization of unearned compensation expense                        31,000               355,000
       Deferred income taxes                                                80,000              (404,000)
       Net decrease (increase) in certain other assets                   1,503,000              (563,000)
       Net decrease in certain other liabilities                        (5,555,000)           (4,500,000)
                                                                       -----------           -----------
  Net cash used in operating activities                                 (1,706,000)             (302,000)
                                                                       -----------           -----------
Cash flows from investing activities:
  Additions to property, plant and equipment                            (1,496,000)             (868,000)
  Increase in investment in common stock of Realty                         (81,000)                    -
                                                                       -----------           -----------
  Net cash used in investment activities                                (1,577,000)             (868,000)
                                                                       -----------           -----------

Cash flows from financing activities:
  Repayment of bank loans payable                                         (464,000)             (424,000)
  Decrease (increase) in due from Realty                                   520,000            (2,580,000)
  Exercise of stock options                                                 13,000                     -
                                                                       -----------           -----------
  Net cash provided by (used in) financing activities                       69,000            (3,004,000)
                                                                       -----------           -----------

Net decrease in cash and cash equivalents                               (3,214,000)           (4,174,000)

Cash and cash equivalents at beginning of year                          10,301,000            13,710,000
                                                                       -----------           -----------

Cash and cash equivalents at June 30,                                  $ 7,087,000           $ 9,536,000
                                                                       ===========           ===========

See accompanying notes.
                                       12

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

NOTE 2 - DISPOSITION OF NON-CORE REAL ESTATE ASSETS

     During 1995, Realty adopted a plan to dispose of its non-core real estate assets. The objective of the plan was to reduce Realty's debt levels, improve financial flexibility and improve capital availability for the construction of a major commercial development on excess land at Santa Anita Park. Accordingly, Realty reduced the book value of assets intended to be sold to their estimated sales price less costs of sale. The assets remaining to be disposed of at June 30, 1997 consisted of two neighborhood shopping centers in Southern California, an investment in Joppa Associates, a partnership which sold the underlying partnership property in June 1997, resulting in a gain to Realty of $375,000 (see "Note 3 - Investments in Unconsolidated Joint Ventures"), an investment in H-T Associates, a partnership that owns 65% of Towson Town Center, which investment was sold in July 1997 (see "Note 3 - Investments in Unconsolidated Joint Ventures"), an investment in French Valley Ventures, a partnership which owns undeveloped land in Temecula, California, and mortgage notes receivable. There were no sales of non-core real estate assets during the six months ended June 30, 1997.

                                                             Six Months Ended June 30, 1997
                                           -------------------------------------------------------------------
                                            Beginning                               Unrealized       Ending
                                            Net Book      Additions      Sales     and Realized     Net Book
                                              Value      (Reductions)   Proceeds    Gain (Loss)       Value
                                           -----------   ------------   --------   -------------   -----------
Neighborhood Shopping Centers              $ 8,706,000     $ 177,000    $      -       $      -    $ 8,883,000
Investment in French Valley Ventures           280,000             -           -              -        280,000
Investment in Joppa Associates               2,216,000        23,000                    375,000      2,614,000
Investment in H-T Associates                 4,047,000      (633,000)          -              -      3,414,000
Notes Receivable                            10,674,000      (133,000)          -              -     10,541,000
                                           -----------     ---------    --------       --------    -----------
                                           $25,923,000     $(566,000)   $      -       $375,000    $25,732,000
                                           ===========     =========    ========       ========    ===========

     In January 1997, Realty entered into an agreement to sell the neighborhood shopping center in Yorba Linda, California, which sale is expected to be completed in the 1997 third quarter. The neighborhood shopping center in Encinitas, California, is undergoing a refurbishment program to promote a sale by the end of 1997.

     Included in the results of operations for the three months and six months ended June 30, 1997 and 1996, were the following items of revenue and expense pertaining to the non-core real estate assets sold or to be sold:

                                                      THREE MONTHS ENDED JUNE 30,     Six Months Ended June 30,
                                                     -----------------------------   ---------------------------
                                                         1997            1996            1997           1996
                                                     -------------   -------------   ------------   ------------
Operating income, net of interest expense, of:
  Commercial properties sold                         $          -       $ 136,000    $         -      $ 255,000
  Commercial properties to be sold                         88,000         405,000        199,000        771,000
Joint venture operating income (loss) of:
  Consolidated joint venture to be sold                    10,000         (21,000)        (7,000)       (32,000)
  Unconsoldiated joint ventures to be sold               (346,000)       (186,000)      (634,000)      (387,000)
Interest income of notes receivable to be sold            263,000         269,000        527,000        535,000

NOTE 3 - INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

     Realty's investments in unconsolidated joint ventures include investments in the following commercial real estate ventures at June 30, 1997:

    NAME                 OWNERSHIP         PROJECT
----------------         ---------         -------
Anita Associates             50%           Regional mall
H-T Associates               50%           Regional mall
Joppa Associates             50%           Retail

     The Anita Associates partnership was formed to develop and operate
Santa Anita Fashion Park in Arcadia, California. The H-T Associates partnership has a 65% ownership interest in a partnership formed to develop and operate Towson Town Center in Towson, Maryland. The Joppa Associates partnership was formed to develop an adjacent retail building and undeveloped land in an expansion of Towson Town Center. Joppa Associates sold the underlying partnership property on June 30, 1997.

     Combined condensed financial statement information for unconsolidated joint ventures as of June 30, 1997 and December 31, 1996, and for the six months ended June 30, 1997 and 1996, is as follows (unaudited except for financial statement information as of December 31, 1996):

                                           JUNE 30,      DECEMBER 31,
                                             1997            1996
                                        -------------   -------------

Real estate assets                       $221,758,000    $248,675,000
                                         ============    ============
Liabilities
  Secured real estate loans              $224,586,000    $225,022,000
  Other                                    13,207,000      53,826,000
                                         ------------    ------------
                                         $237,793,000    $278,848,000
                                         ============    ============
Partners' deficit
  Realty                                 $ (8,015,000)   $(15,084,000)
  Others                                   (8,020,000)    (15,089,000)
                                         ------------    ------------
                                         $(16,035,000)   $(30,173,000)
                                         ============    ============

NOTE TO FINANCIAL STATEMENTS (CONTINUED

                           SIX MONTHS ENDED JUNE 30,
                               1997       1996
                           -----------   -----------

Revenues                   $18,375,000   $18,124,000
                           ===========   ===========

Net Loss
  Realty                   $  (419,000)  $  (667,000)
  Others                    (1,123,000)   (1,326,000)
                           -----------   -----------
                           $(1,542,000)  $(1,993,000)
                           ===========   ===========

     During 1996, Joppa Associates agreed to sell the partnership property for $5,500,000. The sale of the partnership property was completed on June 30, 1997. The transaction resulted in a gain to Realty of $375,000, which has been reflected as "Program for disposition of non-core real estate assets" in The Santa Anita Companies and Realty statements of operations for the three months and six months ended June 30, 1997. On July 1, 1997, Realty received $2,590,000, substantially all of its share of the net proceeds from the sale. These proceeds were used to repay borrowings under the revolving credit agreement. At June 30, 1997, the carrying value of Realty's investment in Joppa Associates was $2,614,000.

     In December 1996, Realty reached agreement for the sale of its 50% partnership interest in H-T Associates to a third party ("original sales agreement"). The buyer also agreed to assume Realty's joint and several guaranty of $66,135,000 pertaining to a loan issued to expand Towson Town Center. Realty's two partners in the venture have also each executed repayment guaranties, although one of the partners has a limited repayment guaranty. At June 30, 1997, the loan balance to which the guaranties related was $164,641,000. The repayment guaranties contained covenants which, among other matters, required the guarantors to maintain minimum levels of net worth. At June 30, 1997, Realty was in default under the minimum net worth covenant and the lender could have, among other things, foreclosed on the assets of H-T Associates and pursued other remedies under the guaranties; however, as of June 30, 1997, the lender had not exercised such rights.

     Under the H-T Associates partnership agreement, Realty's partner, TrizecHahn Centers, Inc. ("TrizecHahn"), had a right of first refusal in the event Realty chose to sell its partnership interest. In January 1997, TrizecHahn exercised its right of refusal and elected to purchase Realty's interest in the partnership, pursuant to the terms of the original sales agreement. The original sales agreement provided for a $500,000 break-up fee in the event of exercise of the right of refusal. The break-up fee was paid in January 1997 and has been reflected as "Program for disposition of non-core real estate assets" in The Santa Anita Companies and Realty statements of operations for the three months ended March 31, 1997 and the six months ended June 30, 1997.

     On April 4, 1997, Realty and TrizecHahn reached an agreement for a purchase price of $3,900,000 for Realty's interest in H-T Associates. On July 15, 1997, Realty completed the sale of its partnership interest to TrizecHahn at the agreed purchase price and expects to report a gain of approximately $475,000 in the 1997 third quarter. In addition, as part of the transaction, the lender released Realty from all obligations relating to the repayment guaranties. Proceeds from the sale were used to repay borrowings under the revolving credit agreement. At June 30, 1997, Realty's investment in H-T Associates was $3,414,000.

NOTE 4 - SANTA ANITA COMMERCIAL CENTER

     In January 1997, Realty submitted a Memorandum of Understanding for development of a 500,000 square foot Commercial Center to the City of Arcadia. This agreement was accepted by the City in March 1997, but at June 30, 1997 had not been executed. At June 30, 1997, $3,418,000 of Commercial Center development costs associated with entitlement, planning and leasing activities have been reflected in "Prepaid expenses and other assets" in The Santa Anita Companies and Realty balance sheets.

NOTE 5 - STRATEGIC ALLIANCE TRANSACTIONS

     On August 19, 1996, the Companies announced a major transaction with Colony Investors II, L.P. ("Colony"), a Los Angeles based real estate investment company administered by Colony Capital, Inc., which pursuant to the terms of an agreement, would have invested in the Companies, over time, a total of $138 million.

     On September 5, 1996, as an initial step of the investment, Colony acquired 112,700 newly issued shares of paired common stock and 867,343 newly issued paired shares of Series A Redeemable Preferred Stock ("Preferred Stock") of Realty and Operating Company for $12,716,000, resulting in an ownership interest in the Companies of 8%.

     Effective March 31, 1997, the August 1996 agreement with Colony was terminated. Pursuant to the agreement, Colony was entitled to a termination fee of $4,000,000 and reimbursement of expenses up to $500,000. The $4,500,000 was paid on April 1, 1997 and has been reflected as "Strategic alliance termination fee and expense" in The Santa Anita Companies, Realty and Operating Company statements of operations for the three months ended March 31, 1997 and the six months ended June 30, 1997. Colony currently has the right to redeem its Preferred Stock at the average trading price of the Companies' common stock for a period preceding the date of Colony's redemption notice. The redemption price may be paid by cash of $11,254,000 and a six-month note for the balance.

NOTE 6 - AGREEMENT AND PLAN OF MERGER

     On April 13, 1997, The Santa Anita Companies entered into a definitive Agreement and Plan of Merger which was subsequently amended on April 22, 1997 and June 20, 1997 (the "Merger Agreement") with Meditrust and its wholly-owned subsidiaries, Meditrust Acquisition Corporation IV and Meditrust Acquisition Company (collectively "Meditrust"). Under the terms of the Merger Agreement, Meditrust will be merged with and into The Santa Anita Companies, and shareholders of Meditrust will receive 1.2016 paired common shares of The Santa Anita Companies for each share of Meditrust. This exchange is intended to be a tax-free exchange of shares. Based upon the closing price of Meditrust on April 11, 1997 of $37.25 per share, the initial value of the transaction to shareholders of The Santa Anita Companies was calculated at approximately $383 million, or $31.00 per share. On August 1, 1997, the closing price of Meditrust was $40.187. Upon consummation of the merger, the surviving corporations will be named Meditrust Corporation and Meditrust Operating Company.

     Under the Merger Agreement, Meditrust has agreed to acquire up to 9.8% of the paired common shares of The Santa Anita Companies by acquiring newly issued paired shares, at a purchase price of $31.00 per share, or currently outstanding paired shares through open-market or privately negotiated transactions. In addition, The Santa Anita Companies have agreed to sell to one or more independent parties designated by Meditrust up to 19.6% of the paired common shares of The Santa Anita Companies (less any newly issued paired shares purchased by Meditrust) by issuing paired common shares at a purchase price of $31.00 per share.

     The Merger Agreement also provides that, if requested by The Santa Anita Companies, Meditrust will make available to The Santa Anita Companies $100 million (less the purchase price of newly issued paired shares acquired pursuant to the merger agreement) to be used by The Santa Anita Companies for a cash election to their shareholders at a price of $31.00 per paired common share.

     The transaction, which has been approved unanimously by the Boards of Directors of The Santa Anita Companies and the Boards of Trustees of Meditrust, is subject to approvals by the shareholders of both The Santa Anita Companies and Meditrust. The merger is not subject to any financing conditions. The parties intend to mail proxy materials for the proposed transaction during the 1997 third quarter. The transaction is expected to close during the 1997 fourth quarter.

NOTE 7 - EARNINGS PER SHARE

     In February 1997, The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FAS No. 128"), which is required to be adopted on December 31, 1997. At that time, The Santa Anita Companies, Realty and Operating Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Adoption of FAS No. 128 will have no impact on the computation of primary earnings per share for the three months and six months ended June 30, 1997 and 1996. Additionally, FAS No. 128 is not expected to have a material effect on the computation of fully diluted earnings per share for these periods.

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SANTA ANITA REALTY ENTERPRISES, INC.

     The following narrative discusses Realty's results of operations for the second quarter and six months ended June 30, 1997 and 1996, together with liquidity and capital resources as of June 30, 1997.

  RESULTS OF OPERATIONS - SECOND QUARTER 1997 COMPARED WITH SECOND QUARTER 1996

     Realty's revenues are derived principally from the rental of real property. Total revenues for the three months ended June 30, 1997 were $3,620,000, compared with $4,240,000 for the three months ended June 30, 1996, a decrease of $620,000. The lower 1997 revenues were due primarily to Realty selling certain non-core real estate assets in 1996.

     The most significant source of rental revenue is the lease of Santa Anita Racetrack. Racetrack rental revenues for 1997 were $1,991,000, compared with rental revenues of $1,992,000 in 1996. Pursuant to the terms of the lease agreement for Santa Anita Racetrack, rental revenues are determined by wagering levels and commission rates (see "Managements' Discussion and Analysis of Financial Condition and Results of Operations - Operating Company - Results of Operations - Second Quarter 1997 Compared with Second Quarter 1996").

     Rental revenues from shopping center and office building real estate investments in 1997 were $1,013,000, a decrease of 48.6% from revenues of $1,971,000 in 1996. The decrease in 1997 was due primarily to the sale of three neighborhood shopping centers located in Phoenix, Arizona, in June 1996, one shopping center located in Orange, California, in November 1996, and two office buildings located in Upland, California, in August 1996, and in Santa Ana, California, in September 1996. As a result of Realty's intended disposition of the remaining two shopping centers, Realty anticipates that rental revenues will continue to decline in the remainder of 1997. Revenue from shopping centers was $570,000 in the 1997 second quarter. See "Notes to Financial Statements - Note 2
- Disposition of Non-Core Real Estate Assets."

     Costs and expenses for 1997 were $2,320,000 (excluding income associated with the program for disposition of non-core real estate assets of $375,000), a decrease of 22.1% from costs and expenses for 1996 of $2,977,000 (excluding costs associated with the program for disposition of non-core real estate assets of $855,000). The decrease in 1997 resulted primarily from decreases in shopping center and office building operating expenses of $389,000 and interest and other expense of $170,000.

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

  RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX
    MONTHS ENDED JUNE 30, 1996

     Total revenues for the six months ended June 30, 1997 were $11,525,000, compared with $13,562,000 for the six months ended June 30, 1996, a decrease of $2,037,000. The lower 1997 revenues were due primarily to a decrease in rental revenues from Santa Anita Racetrack and to Realty selling certain non-core real estate assets in 1996.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Results of Operations - Six Months Ended June 30, 1997 Compared with Six Months Ended JUNE 30, 1996 (CONTINUED)

     Racetrack rental revenues for 1997 were $8,431,000, a decrease of 3.2% from rental revenues of $8,707,000 in 1996. The decrease in rental revenues was due to a decrease in total wagering. Pursuant to the terms of the lease agreement for Santa Anita Racetrack, rental revenues are determined by wagering levels and commission rates (see "Managements' Discussion and Analysis of Financial Condition and Results of Operations - Operating Company - Results of Operations
- Six Months Ended June 30, 1997 Compared with Six Months Ended June 30, 1996").

     Rental revenues from shopping center and office building real estate investments in 1997 were $2,046,000, a decrease of 48.7% from revenues of $3,987,000 in 1996. The decrease in 1997 was due primarily to the sale of three neighborhood shopping centers located in Phoenix, Arizona, in June 1996, one shopping center located in Orange, California, in November 1996, and two office buildings located in Upland, California, in August 1996, and in Santa Ana, California, in September 1996. As a result of Realty's intended disposition of the remaining two shopping centers, Realty anticipates that rental revenues will continue to decline in the remainder of 1997. Revenue from shopping centers was $1,150,000 in the six months ended June 30, 1997. See "Notes to Financial Statements - Note 2 - Disposition of Non-Core Real Estate Assets."

     Costs and expenses for 1997 were $4,776,000 (excluding costs associated with the program for disposition of non-core real estate assets of $125,000 and strategic alliance termination fee and expense of $4,080,000), a decrease of 28.1% from costs and expenses for 1996 of $6,643,000 (excluding costs associated with the program for disposition of non-core real estate assets of $855,000). The decrease in 1997 resulted primarily from decreases in shopping center and office building operating expenses of $821,000 and interest and other expense of $559,000.

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

     In addition, Realty had a charge of $4,080,000 in the 1997 first quarter relating to a contractually obligated payment made to Colony Investors II, L.P. ("Colony"), which has been reflected as "Strategic alliance termination fee and expense" in The Santa Anita Companies and Realty statements of operations (see "Notes to Financial Statements - Note 5 - Strategic Alliance Transactions").

  LIQUIDITY AND CAPITAL RESOURCES

     Realty has funds available from a combination of short- and long-term sources. Short-term sources included cash and equivalents of $11,887,000 at June 30, 1997.

     The decrease in cash for the six months ended June 30, 1997, was $1,034,000, compared with a decrease in cash of $42,000 for the six months ended June 30, 1996. The comparative decrease in cash of $992,000 was attributable to a decrease of $5,237,000 in cash provided by operating activities and a decrease of $18,757,000 in cash provided by investing activities partially offset by a decrease of $23,002,000 in cash used in financing activities.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  Liquidity and Capital Resources (Continued)

     The decrease in cash provided by operating activities of $5,237,000 was due primarily to a decrease in operating earnings of shopping centers and office buildings of $1,120,000, a charge of $4,080,000 for the Colony termination fee, a charge of $500,000 for the H-T Associates break-up fee and an increase in other assets, primarily accounts receivable and prepaid expenses, of $736,000 in 1997 compared with an increase in other assets, primarily accounts receivable and prepaid expenses, of $28,000 in 1996. These decreases in cash provided by operating activities were partially offset by a decrease in other liabilities, primarily accounts payable and accrued liabilities, of $150,000 in 1997 compared with a decrease in other liabilities, primarily accounts payable and accrued liabilities, of $632,000 in 1996.

     The decrease in cash provided by investing activities of $18,757,000 was due primarily to cash received on the sale of Pacific Gulf Properties Inc. common stock of $12,139,000 and on the sale of non-core real estate assets of $8,103,000 in 1996. These decreases were partially offset by a decrease of $1,480,000 in additions to certain other assets, primarily expenditures associated with development of the Santa Anita Commercial Center, and a decrease of $462,000 in additions to real estate assets, primarily due to the sale of non-core real estate assets.

     The decrease in cash used in financing activities of $23,002,000 was due primarily to repayment of borrowings under the revolving credit agreement of $18,650,000 in 1996 compared with additional borrowings under the revolving credit agreement of $1,700,000 in 1997 and a decrease in the repayment of mortgage loans of $5,897,000. These decreases in cash used were partially offset by a decrease in intercompany payables of $520,000 in 1997, compared with an increase in intercompany payables of $2,580,000 in 1996.

     Realty has entered into a revolving credit agreement with a commercial bank, under which it may borrow up to $20,000,000. The credit agreement terminates on December 31, 1997. Borrowings under the revolving credit agreement bear interest, at Realty's option, at the prime rate, at LIBOR plus 1 1/4%, or at a certificate of deposit rate plus 1 1/4%. Realty's Racetrack rental revenues have been pledged as collateral under the credit agreement. At June 30, 1997, $6,250,000 was outstanding under the credit agreement.

     The revolving credit agreement contains a restriction on the payment of dividends and certain other financial ratio, use and maintenance restrictions. In any twelve-month period beginning on or after July 1, 1994, dividends are limited to the greater of $.80 per share or an amount calculated to maintain Realty's qualification as a REIT. Realty's current dividend policy is in compliance with this dividend restriction. At June 30, 1997, Realty was also in compliance with the other financial ratio, use and maintenance restrictions.

     In April 1997, Realty agreed to sell Realty's 50% partnership interest in H-T Associates to another partner, TrizecHahn Centers Inc ("TrizecHahn"), for a purchase price of $3,900,000, and TrizecHahn's agreement to assume Realty's joint and several guaranty of $66,135,000 pertaining to a loan to H-T Associates. At June 30, 1997, Realty was in default under the minimum net worth covenant of this guaranty. As a result, the lender could have, among other things, foreclosed on the assets of H-T Associates and pursued other remedies under the guaranty. As of June 30, 1997, the lender had not exercised such rights, and on July 15, 1997 the sale to TrizecHahn of Realty's interest was completed and Realty was released from the loan guaranty. Proceeds from the sale were used to repay borrowings under the revolving credit agreement. See "Notes to Financial Statements - Note 3 - Investments in Unconsolidated Joint Ventures."

     During 1996, Joppa Associates agreed to sell its sole asset to Heritage Properties Inc. for $5,500,000. This sale was completed on June 30, 1997 and on July 1, 1997, Realty received a distribution of $2,590,000, substantially all of its share of the net proceeds from the sale of the assets of Joppa Associates. The proceeds were used to repay borrowings under the revolving credit agreement. See "Notes to Financial Statements - Note 2 - Disposition of Non-Core Real Estate Assets" and " - Note 3 - Investments in Unconsolidated Joint Ventures."

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  Liquidity and Capital Resources (Continued)

     Realty has agreed to provide Operating Company with up to $10,000,000 in short-term advances, which is dependent upon Realty's liquidity and capital resources. In addition, at June 30, 1997, Realty has guaranteed an Operating Company capital lease of $403,000.

     At June 30, 1997, Realty's secured real estate loans receivable were carried at $10,541,000, net of $2,471,000 of valuation allowances, and had maturities ranging from 1997 to 2002. For the six months ended June 30, 1997, secured real estate loans receivable earned interest income of $527,000.

     In September 1996, as part of a strategic alliance with Colony, the Companies issued 867,343 paired shares of Series A Redeemable Preferred Stock to Colony ("Preferred Stock"). See "Notes to Financial Statements - Note 5 - Strategic Alliance Transactions." Colony has the right to redeem the Preferred Stock at a price measured by the trading price of the Companies' common stock. If the redemption price were measured by the closing price of the Companies' common stock on August 1, 1997, the total redemption price would be $27,863,000. This price must be paid within thirty days of Colony's redemption notice, and may be paid wholly in cash or by payment of $11,254,000 in cash and a six-month note for the balance. The Companies also have the option to deliver shares of paired common stock in exchange for the Preferred Stock if shareholders approve such exchange prior to the date of delivery.

     If the Preferred Stock is redeemed, the Companies will deliver shares of paired common stock if the requisite shareholder approval is obtained. The Companies currently have cash on hand to pay the cash portion of the redemption price. If the Companies issue a note in payment of the balance of the redemption price, it is anticipated that the note would be paid by a combination of additional cash-on-hand, plus proceeds from sales of non-core assets and borrowings secured by Realty's unencumbered real estate assets. Realty's revolving credit agreement prohibits Realty from using proceeds from revolving credit agreement borrowings for the redemption of Preferred Stock or the payment of notes relating to the redemption of Preferred Stock. As described in "Notes to Financial Statements - Note 6 - Agreement and Plan of Merger," the Companies have entered into a merger agreement with Meditrust. The Companies anticipate that Meditrust's capital resources, which are substantially greater than those of the companies, will be available to pay any unpaid redemption price of the Preferred Stock. See "Managements' Discussion and Analysis of Financial Condition and Results of Operations - Santa Anita Operating Company - Liquidity and Capital Resources."

     In the event of a "change in control", participants in the Realty and Operating Company joint non-contributory defined benefit retirement plan will become fully vested in plan benefits and participants in the thrift plan will become fully vested in matching company contributions. Additionally, all Realty stock options will become fully vested.

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

     The mergers contemplated by the Meditrust merger agreement will constitute a change of control for purposes of these benefits plans and severance agreements. If such mergers, for any reason, do not occur, there will be no "change of control" and no amounts will be payable. Realty anticipates that Meditrust's capital resources, which are substantially greater than Realty's, will be available to pay any amounts that are payable by reasons of a "change of control" following the mergers.

     Realty expects that proceeds from the sale of non-core real estate assets will be used to reduce mortgage debt, to reduce borrowings under the revolving credit agreement and for other corporate purposes.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  Liquidity and Capital Resources (Continued)

     Realty expects that the funds provided by operating activities, the sale of non-core real estate assets and any borrowings secured by Realty's unencumbered real estate assets will provide sufficient liquidity to meet working capital needs, reduce outstanding borrowings under the revolving credit agreement, and provide amounts which may be required for the redemption of Preferred Stock.

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

     The following narrative discusses Operating Company's results of operations for the second quarter and six months ended June 30, 1997 and 1996 together with liquidity and capital resources as of June 30, 1997.

  RESULTS OF OPERATIONS - SECOND QUARTER 1997 COMPARED WITH SECOND QUARTER 1996

     Operating Company derives its revenues from thoroughbred horse racing activities. Horse racing revenues in the second quarter of 1997 were $13,959,000 up 0.5% from $13,891,000, primarily due to an increase in on-track attendance, partially offset by a decline in total wagering.

     In the second quarter of 1997 and 1996, live thoroughbred horse racing at Santa Anita Racetrack totaled 16 days. Total and average daily on-track attendance at the live racing events in the second quarter of 1997 were up 5.9% from the comparable year ago period. Total and average daily wagering in the second quarter of 1997 were down 2.8% compared with the same period last year. In the second quarter of 1997 compared with the same period last year: total and average daily on-track wagering decreased 3.7%; total and average daily wagering at Southern California satellite locations decreased 5.3%; total and average daily wagering at out-of-state locations increased 1.2%; and total and average daily wagering at Northern California locations decreased 4.2%.

     Also, in the second quarter ended June 30, Santa Anita Racetrack operated 50 days in 1997 and 51 days in 1996 as a satellite wagering facility for Hollywood Park. Total attendance as a satellite wagering facility was down 7.1% while average daily attendance was down 5.2% compared with the year ago period. Total wagering was down 6.1% while average daily wagering was down 4.2% for the second quarter of 1997 compared with the same period last year.

     Management anticipates that the movement from on-track attendance and wagering to off-site is likely to continue, albeit at a slower rate. The growth rate in off-site wagering is dependent primarily upon such factors as Operating Company's ability to access new markets and the removal of various legal barriers which inhibit entry into such markets.

     Horse racing operating costs in the second quarter of 1997 were $11,597,000 (or 83.1% of horse racing revenues) compared with $10,309,000 (or 74.2% of horse
racing revenues) in the same period last year.   The operating margin  decline
in the second quarter  of 1997 compared  with the same period  last year

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     RESULTS OF OPERATIONS - SECOND QUARTER 1997 COMPARED WITH SECOND QUARTER
          1996 (CONTINUED)

was primarily due to a charge of $1,045,000 relating to an accelerated facility renovation program in progress at the Santa Anita Racetrack. Also contributing to the operating margin decline was the focus on increasing on-track attendance which resulted in higher marketing costs than the year ago period.

     Depreciation expense in the second quarter of 1997 was $626,000, $10,000 higher than the $616,000 in the comparable period last year.

     General and administrative expense was $871,000 in the second quarter of 1997, a decrease of 15.3% from the $1,028,000 in the comparable period last year due to lower executive compensation expense in 1997. Interest expense decreased to $48,000 in the second quarter of 1997 from $69,000 in the second quarter of 1996.

     Rental expense to Realty was $1,991,000 in the second quarter of 1997 compared with $1,992,000 in the same period last year. Under the lease terms between LATC and Realty, LATC pays to Realty 1.5% of the on-track wagering on live races at Santa Anita Racetrack and 26.5% of its wagering commissions from all satellite wagering.

     RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX
          MONTHS ENDED JUNE 30, 1996

     Horse racing revenues in the first six months of 1997 were $50,266,000, down 3.3% from $51,972,000 in 1996. Approximately $700,000 of this decline was due to the Racetrack being unable to simulcast its racing signal to the state of Nevada because of a lingering rate dispute between the Thoroughbred Owners of California ("TOC") and the Nevada Pari-Mutuel Association ("NPMA"), which encompassed the simulcast signal from all California thoroughbred race tracks. In July 1997, TOC and NPMA resolved the issue with respect to one of the thoroughbred race tracks and Operating Company believes that it will be able to simulcast it's signal to the state of Nevada at its upcoming race meet. In addition, the decrease in race days from 82 in the first six months of 1996 to 81 in the first six months of 1997 and the decrease in admissions related revenues, discussed in the following paragraph, resulted in a decline in revenues.

     In the first six months of 1997, live thoroughbred horse racing at Santa Anita Racetrack totaled 81 days compared with 82 days in the same period last year. Total on-track attendance at the live racing events in the first six months of 1997 was down 1.0% and average daily on-track attendance was up 0.2% from the comparable year ago period. Total and average daily wagering in the first six months of 1997 were down 3.5% and 2.3% compared with the same period last year. In the first six months of 1997 compared with the same period last year: total and average daily on-track wagering decreased 5.3% and 4.1%; total and average daily wagering at Southern California satellite locations decreased 6.6% and 5.4%; total and average daily wagering at out-of-state locations increased 2.8% and 4.0%; and total and average wagering at Northern California locations decreased 6.3% and 5.2%.

     Also, in the six months ended June 30, Santa Anita Racetrack operated 50 days in 1997 and 51 days in 1996 as a satellite wagering facility for Hollywood Park. Total attendance as a satellite wagering facility was down 7.1% while average daily attendance was down 5.2% compared with the year ago period. Total wagering was down 6.1% while average daily wagering was down 4.2% for the six months ended 1997 compared with the same period last year.

     Management anticipates that the movement from on-track attendance and wagering to off-site is likely to continue, albeit at a slower rate. The growth rate in off-site wagering is dependent primarily upon such factors as Operating Company's ability to access new markets and the removal of various legal barriers which inhibit entry into such markets.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX
          MONTHS ENDED JUNE 30, 1996 (CONTINUED)

     Horse racing operating costs in the first six months of 1997 were $36,351,000 (or 72.3% of horse racing revenues) compared with $35,199,000 (or 67.7% of horse racing revenues) in the same period last year. The operating margin decline in the first six months of 1997 compared with the same period last year was due to a charge of $1,045,000 relating to an accelerated renovation program in progress at the Santa Anita Racetrack. Also contributing to the operating margin decline was the decrease in horse racing revenues.

     Depreciation expense in the first six months of 1997 was $2,517,000, $144,000 higher than the $2,373,000 in the comparable period last year. The increase in depreciation expense is due to the addition of fixed assets during 1996.

     General and administrative expense was $2,900,000 in the first six months of 1997, a decrease of 17.2% from the $3,502,000 in the comparable period last year due to lower executive compensation expense in 1997. Interest expense decreased to $102,000 in the first six months of 1997 from $142,000 in the first six months of 1996.

     Rental expense to Realty was $8,431,000 in the first six months of 1997 compared with $8,707,000 in the same period last year. The decrease in rental expense of 3.2% was due to the decrease in total wagering. Under the lease terms between LATC and Realty, LATC pays to Realty 1.5% of the on-track wagering on live races at Santa Anita Racetrack and 26.5% of its wagering commissions from all satellite wagering.

     In addition, Operating Company had a charge of $420,000 in the first six months of 1997 relating to a contractually obligated payment made to Colony, which has been reflected as "Strategic alliance termination fee and expense" in The Santa Anita Companies and Operating Company statements of operations (see "Notes to Financial Statements - Note 5 - Strategic Alliance Transactions").

  SEASONALITY

     Operating Company's operations are subject to seasonal fluctuations. Operating Company recognizes the majority of its revenues in the second quarter due to live racing activity at Santa Anita Racetrack. Therefore, the results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

  LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, Operating Company's sources of liquidity included cash and short-term investments of $7,087,000, together with a verbal commitment from Realty to provide up to $10,000,000 in short-term borrowings. In addition, Realty has guaranteed an Operating Company capital lease of $403,000. Operating Company's ability to utilize Realty's line of credit is dependent upon Realty's liquidity and capital resources. (See Item 2. "Managements' Discussion and Analysis of Financial Condition and Results of Operations - Santa Anita Realty Enterprises, Inc. - Liquidity and Capital Resources"). For the six months ended June 30, 1997, short-term investments earned interest income of $224,000.

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

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  Liquidity and Capital Resources (Continued)

     Operating Company generated $1,404,000 less cash from operations in the first six months of 1997 compared with the same period last year. Net cash used in operating activities was $1,706,000 in 1997 compared with $302,000 in 1996. The decrease in cash from operations was primarily due to decreased operating income from horse racing operations.

     Net cash used in investment activities was $1,577,000 in the first six months of 1997 compared with $868,000 in the same period last year. The $709,000 increase in cash used in investment activities was attributable to an increase in capital improvements at Santa Anita Racetrack.

     Net cash provided by financing activities was $69,000 in the first six months of 1997 compared with net cash used in financing activities of $3,004,000 in the same period last year. The fluctuation is due primarily to Operating Company prepaying its rental payments due to Realty in the first six months of 1996. Operating Company did not prepay those rental payments in the six months of 1997.

     In May 1997, Operating Company commenced a major renovation program of the Racetrack facility which is expected to cost in excess of $10,000,000. To finance the program, Operating Company will borrow a substantial amount of the renovation costs under its agreement with Realty. Operating Company's ability to utilize Realty's line of credit is dependent upon Realty's liquidity and capital resources. The remainder of the renovation costs will be funded from cash currently on hand.

     See "Managements' Discussion and Analysis of Financial Condition and Results of Operations - Santa Anita Realty Enterprises, Inc. - Liquidity and Capital Resources" for discussion of the possible redemption of Preferred Stock. If the preferred stock is redeemed, Operating Company's ability to meet its obligations upon a cash redemption is dependent on Realty's ability to provide short-term loans to Operating Company

      In the event of a "change in control", participants in the Realty and Operating Company joint non-contributory defined benefit retirement plan will become fully vested in plan benefits and participants in the thrift plan will become fully vested in matching company contributions. Additionally, all Operating Company stock options will become fully vested.

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

     The mergers contemplated by the Meditrust merger agreement will constitute a change of control for purposes of these benefits plans and severance agreements. If such mergers, for any reason, do not occur, there will be no "change of control" and no amounts will be payable. Operating Company anticipates that Meditrust's capital resources, which are substantially greater than Operating Company's, will be available to pay any amounts that are payable by reasons of a "change of control" following the mergers.

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

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SPECIAL CONSIDERATIONS REGARDING FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. All forward looking statements involve risks and uncertainties. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. Reference is made in particular to Realty's plans for future sales of its non-core assets and the use of proceeds thereof, Realty's proposed development of land adjacent to Santa Anita Park and other forward looking statements in the quarterly report. Such statements may be identified by the use of terms such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties

                    SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1997


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In April 1997, a first amended purported class action complaint was filed by Barbara J. Gignac, William Steiner and Crandon Capital Partners in the Superior Court for Los Angeles County, California, naming as defendants the Companies and certain of their officers and directors. The amended complaint alleges breaches of fiduciary duties by the individually named defendants, as a result of the proposed transaction with Meditrust ("Meditrust Transaction"), for not conducting a full auction process for change of control of the Companies, not fully investigating the terms of the Meditrust Transaction and not engaging in further negotiations with respect to a publicly announced competing bid. The suit seeks certification of the class and certification of the plaintiffs as representatives of the class, declaration that the defendants have breached their fiduciary duties, a preliminary and permanent injunction from consummating the Meditrust Transaction and disseminating a proxy to solicit votes to approve the Meditrust Transaction until defendants have properly negotiated with all offerors for control of the Companies, rescission of the Meditrust Transaction in the event it is consummated, compensatory damages of an unspecified amount and costs and expenses. The defendants believe the allegations in the first amended complaint are without merit and intend to contest vigorously the claims asserted against them in this lawsuit.

     In May 1997, a complaint was filed by 13 Nevada corporations (the "Pari-Mutuel Books") against Los Angeles Turf Club, Incorporated ("LATC") and a third party in the District Court of Clark County, Nevada, alleging breach of contract. In June 1997, the Pari-Mutuel Books amended the complaint to include additional legal claims, all related to LATC's non-delivery of audiovisual signals of races conducted at Santa Anita Racetrack to the Pari-Mutuel Books. The litigation has now been removed to Federal District Court in the State of Nevada. The suit seeks compensatory and punitive damages of an unspecified amount, injunctive relief, specific performance, an order that certain approvals are not required by law for the delivery of live video signals to the Pari-Mutuel Books and costs and expenses. LATC believes the allegations are without merit and intends to contest vigorously the claims asserted against it in this lawsuit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

      Exhibit
      Number
      --------
        4.1 Fourth Amendment dated as of June 1, 1997, to Credit Agreement dated as of November 9, 1994 between First Interstate Bank of California and Santa Anita Realty Enterprises, Inc.

       10.1 Second Amended and Restated Agreement and Plan of Merger, dated as of April 13, 1997, by and between Santa Anita Realty Enterprises, Inc., Santa Anita Operating Company, Meditrust, Meditrust Acquisition Company and Meditrust Acquisition Corporation IV (incorporated by reference to Exhibit 1 of Item 7 of Amendment No. 2 to Schedule 13D filed by Meditrust dated June 19, 1997)

      27 (a)     Financial Data Schedule for Santa Anita Realty Enterprises,
                 Inc.

      27 (b)     Financial Data Schedule for Santa Anita Operating Company.


(b) The following reports on Form 8-K have been filed by Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company:

      i) Current Report, dated April 13, 1997, reporting "Other Events" pursuant to Item 5 of Form 8-K.

      ii) Current Report, dated April 13, 1997, reporting "Financial Statements and Exhibits" pursuant to Item 7 of Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Realty and Operating Company have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

SANTA ANITA REALTY ENTERPRISES, INC.        SANTA ANITA OPERATING COMPANY



By: /s/ BRIAN L. FLEMING                     By: /s/ WILLIAM C. BAKER
   ------------------------------               ---------------------------
    Brian L. Fleming                             William C. Baker
    Acting President and Chief                   Chairman of the Board
    Executive Officer and                        and Chief Executive Officer
    Executive Vice President and                 (Principal Executive Officer)
    Chief Financial Officer
    (Principal Executive, Financial and
    Accounting Officer)


    Date:  August 12, 1997                   Date:  August 12, 1997



                                             By: /s/ ELIZABETH P. HAUG
                                                -----------------------------
                                                 Elizabeth P. Haug
                                                 Controller
                                                 (Principal Financial and
                                                 Accounting Officer)

                                             Date:  August 12, 1997