Form 10-Q
period 1997-09-30
SANTA ANITA REALTY ENTERPRISES INC; SANTA ANITA OPERATING CO
filed 1997-11-10
CIK 314661, 313749

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q
(Mark One)
------------

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
              OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                for the transition period from ___ to ____

          Commission file number 0-9109                        Commission file number 0-9110

              MEDITRUST CORPORATION                             MEDITRUST OPERATING COMPANY
              ---------------------                             ---------------------------
      (Exact name of registrant as specified               (Exact name of registrant as specified
                 in its charter)                                      in its charter)


                     Delaware                                             Delaware
                     --------                                             --------
         (State or other jurisdiction of                      (State or other jurisdiction of
          incorporation or organization)                       incorporation or organization)


                     95-3520818                                          95-3419438
                     ----------                                          ----------
       (I.R.S. Employer Identification No.)                      (I.R.S. Employer Identification No.)


        197 First Avenue, Suite 300                                197 First Avenue, Suite 100
   Needham Heights, Massachusetts 02194-9127                Needham Heights, Massachusetts 02194-9127
   -----------------------------------------                -----------------------------------------
          (Address of principal executive                        (Address of principal executive
            offices including zip code)                            offices including zip code)


               (781) 433-6000                                            (781) 453-8062
               --------------                                            --------------
      (Registrant's telephone number,                           (Registrant's telephone number,
           including area code)                                       including area code)


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes  X   No  .
                                                    ---    --

The number of shares outstanding of each of the issuers' classes of common stock, as of the close of business on November 5, 1997 were:

Meditrust Corporation        87,949,522
Meditrust Operating Company  86,644,145

                             MEDITRUST CORPORATION
                                   FORM 10-Q

                                     INDEX





Part I.   Financial Information                                                           Page (s)
                                                                                          --------

          Item 1.  Financial Statements of Meditrust

                   Consolidated Balance Sheets at September 30, 1997 (unaudited)
                    and December 31, 1996                                                      3

                   Consolidated Statements of Income for the three months ended
                    September 30, 1997 and 1996 (unaudited)                                    4

                   Consolidated Statements of Income for the six months ended
                    September 30, 1997 and 1996 (unaudited)                                    5

                   Consolidated Statements of Cash Flows for the nine months ended
                    September 30, 1997 and 1996 (unaudited)                                    6

                   Notes to Consolidated Financial Statements (unaudited)                   7-11

          Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                              12-14

Part II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                                           15

          Signatures                                                                          15


                                   MEDITRUST
                         PART I. FINANCIAL INFORMATION
                          CONSOLIDATED BALANCE SHEETS

                                               September 30, December 31,
                                                   1997         1996
                                               -------------  -----------
                                               (Unaudited)     (Audited)
(In thousands)
                                    ASSETS
Real estate investments (Note 3):
   Land.......................................  $   85,852  $   68,098
   Buildings and improvements, net of
        accumulated depreciation of $117,206
        and $98,082, respectively.............   1,084,092     938,162
   Real estate mortgages......................   1,384,269   1,181,818
                                                ----------  ----------
        Total real estate investments.........   2,554,213   2,188,078
Other assets, net (Notes 4 and 8).............     111,502      65,893
Fees, interest and other receivables..........      28,679      20,178
Cash and cash equivalents.....................      24,985      42,726
                                                ----------  ----------

         Total assets.........................  $2,719,379  $2,316,875
                                                ==========  ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Indebtedness (Note 5):
 Notes payable, net...........................  $  900,418  $  494,790
 Convertible debentures, net..................     277,387     280,813
 Bank notes payable, net......................      24,625      24,114
 Bonds and mortgages payable, net.............      59,286      59,043
                                                ----------  ----------
     Total indebtedness.......................   1,261,716     858,760
Deferred income...............................       8,656       9,716
Accrued expenses and other liabilities........      59,887      63,458
                                                ----------  ----------
     Total liabilities........................   1,330,259     931,934
                                                ----------  ----------
Commitments and contingencies (Notes 3 and 8)
Shareholders' equity (Notes 4, 5, 6 and 9):
  Shares of beneficial interest without par
   value:
    Unlimited shares authorized; 61,703
    and 61,349 shares issued and
    outstanding in 1997 and 1996,
    respectively..............................   1,531,167   1,520,454
  Distributions in excess of net income.......    (142,047)   (135,513)
                                                ----------  ----------
  Total shareholders' equity..................   1,389,120   1,384,941
                                                ----------  ----------

     Total liabilities and shareholders'
      equity..................................  $2,719,379  $2,316,875
                                                ==========  ==========


 The accompanying notes, together with the Notes to the Consolidated Financial Statements incorporated by reference in Meditrust's Form 10-K for the year ended December 31, 1996, are an integral part of these financial statements.

                                   MEDITRUST
                       CONSOLIDATED STATEMENTS OF INCOME
             for the three months ended September 30, 1997 and 1996
                                  (Unaudited)

                                                                        1997      1996
                                                                        ----      ----
                                                                     (Amounts in thousands
                                                                   except per Share amounts)

   Revenues:
     Rental income............................................         $34,826     $28,061
     Interest income..........................................          39,918      36,740
                                                                       -------     -------

         Total revenues.......................................          74,744      64,801
                                                                       -------     -------

   Expenses:
     Interest.................................................          23,453      15,854
     Depreciation and amortization............................           7,278       5,919
     General and administrative...............................           1,961       2,307
                                                                       -------     -------

         Total expenses.......................................          32,692      24,080
                                                                       -------     -------

   Net income.................................................         $42,052     $40,721
                                                                       =======     =======

   Net income per share, based on 61,652 and 60,809 weighted
   average shares outstanding in 1997 and 1996, respectively..         $   .68     $   .67
                                                                       =======     =======



 The accompanying notes, together with the Notes to the Consolidated Financial Statements incorporated by reference in Meditrust's Form 10-K for the year ended December 31, 1996, are an integral part of these financial statements.

                                   MEDITRUST
                       CONSOLIDATED STATEMENTS OF INCOME
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)


                                                            1997      1996
                                                            ----      ----
                                                         (Amounts in thousands
                                                        except per Share amounts)

Revenues:
     Rental income........................................  $100,917  $ 79,016
     Interest income......................................   112,806   107,285
                                                            --------  --------

         Total revenues...................................   213,723   186,301
                                                            --------  --------

   Expenses:
     Interest.............................................    61,831    46,450
     Depreciation and amortization........................    20,633    17,103
     General and administrative...........................     6,207     6,251
                                                            --------  --------

         Total expenses...................................    88,671    69,804
                                                            --------  --------

   Net income.............................................  $125,052  $116,497
                                                            ========  ========

   Net income per share, based on 61,557 and 58,883
   weighted average shares outstanding in 1997 and 1996,
   respectively...........................................     $2.03     $1.98
                                                            ========  ========




 The accompanying notes, together with the Notes to the Consolidated Financial Statements incorporated by reference in Meditrust's Form 10-K for the year ended December 31, 1996, are an integral part of these financial statements.

                                   MEDITRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)

                                                                    1997        1996
                                                                 ----------  ----------
                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income....................................................  $ 125,052   $ 116,497
 Depreciation of real estate...................................     19,124      15,659
 Goodwill amortization.........................................      1,168       1,168
 Shares issued for compensation................................      1,375       1,591
 Other depreciation,amortization and other items, net..........        721         832
                                                                 ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 AVAILABLE FOR DISTRIBUTION....................................    147,440     135,747
 Net change in other assets and liabilities....................    (19,350)    (14,968)
                                                                 ---------   ---------
   Net cash provided by operating activities...................    128,090     120,779
                                                                 ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from equity offering.................................          -     312,800
 Proceeds from debt issuance...................................    858,000     458,399
 Repayment of bank notes payable...............................   (447,000)   (346,500)
 Equity offering and debt issuance costs.......................     (5,073)    (18,943)
 Principal payments on bonds and mortgages payable.............       (774)       (696)
 Distributions to shareholders.................................   (131,586)   (119,671)
 Proceeds from stock options...................................      5,355       8,106
                                                                 ---------   ---------
   Net cash provided by financing activities...................    278,922     293,495
                                                                 ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of real estate and development funding............   (182,808)   (235,219)
 Investment in real estate mortgages and development funding...   (211,272)   (218,257)
 Prepayment proceeds and principal payments received
   on real estate mortgages....................................      9,013      59,182
 Working capital advances......................................       (494)    (28,242)
 Collection of receivables and repayment of working capital
   advances....................................................        267      28,707
 Investment in equity securities (Notes 4 and 8)...............    (39,459)    (13,509)
                                                                 ---------   ---------
   Net cash used in investing activities.......................   (424,753)   (407,338)
                                                                 ---------   ---------
   Net increase (decrease) in cash and cash equivalents........    (17,741)      6,936
  Cash and cash equivalents at:
   Beginning of period.........................................     42,726      44,248
                                                                 ---------   ---------

   End of period...............................................  $  24,985   $  51,184
                                                                 =========   =========
Supplemental disclosure of cash flow information (see Note 2)



 The accompanying notes, together with the Notes to the Consolidated Financial Statements incorporated by reference in Meditrust's Form 10-K for the year ended December 31, 1996, are an integral part of these financial statements.

                                   MEDITRUST
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  Summary of Significant Accounting Policies
    ------------------------------------------

    Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q in compliance with the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Meditrust Corporation (the "Company"), the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See Meditrust's Annual Report on Form 10-K for the year ended December 31, 1996 (and the Report on Form 8-K dated January 31, 1997 incorporated by reference therein) for additional information relevant to significant accounting policies followed by the Company.

    Basis of Presentation
    ---------------------

    Financial statements and the accompanying notes are for Meditrust, the real estate investment trust and are presented on the pre-merger basis that existed at September 30, 1997, as described in Note 9 herein. Meditrust Operating Company, the accounting acquirer of Santa Anita Operating Company had no activity for the period ended September 30, 1997 and as a result has not been included in this report.

    In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position as of September 30, 1997 and its results of operations for each of the three- and nine-month periods ended September 30, 1997 and 1996 and cash flows for each of the nine-month periods ended September 30, 1997 and 1996. The results of operations for the nine-month period ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire year.

2.  Supplemental Cash Flow Information
    ----------------------------------

                                                            Nine Months Ended
                                                              September 30,
                                                           ----------------------
                                                           1997             1996
                                                           ----             ----
                                                             (In thousands)
 Interest paid during the period......................... $68,175          53,754
 Non-cash investing and financing transactions:
  Value of real estate acquired:
   Land and buildings....................................                  20,976
  Increase (reduction) in real estate mortgages net of
   participation reduction...............................     192         (20,813)
  Change in market value of equity securities in excess
   of cost...............................................    (330)            465
  Value of Shares issued for conversion of debentures....   4,348           6,806

                                   MEDITRUST
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

3.  Real Estate Investments
    -----------------------

   During the nine months ended September 30, 1997, the Company acquired 30 assisted living facilities, one long-term care facility and one medical office building for $114,986,000. In addition, during the nine month period ended September 30, 1997, the Company provided net funding of $21,088,000 for the construction of nine assisted living facilities and $1,400,000 for additions to four long-term care facilities already in the portfolio. The Company also provided net funding of $45,334,000 for ongoing construction of facilities already in the portfolio prior to 1997.

   Also, during the nine months ended September 30, 1997, the Company provided permanent mortgage financing of $45,523,000 for three long-term care facilities, 19 assisted living facilities and one retirement living facility. The Company also provided $10,015,000 in additions to permanent mortgages already in the portfolio.

   The Company commenced new development funding of $93,612,000 relating to six long-term care facilities, eight assisted living facilities, and seven medical office buildings. The Company also provided $62,122,000 for ongoing construction of facilities already in the portfolio prior to 1997.

   During the nine months ended September 30, 1997, the Company received principal payments on real estate mortgages of $9,013,000.

   At September 30, 1997, the Company was committed to provide additional financing of approximately $265,405,000 relating to 34 assisted living facilities, 14 medical office buildings, and 12 long-term care facilities currently under construction, and additions to existing facilities already in the portfolio.

4.  Investment in Equity Securities
    -------------------------------

   On July 25, 1996, the Company invested approximately $13,509,000 in exchange for 7,936,000 shares of common stock, representing a 19.99% interest in Nursing Home Properties Plc (NHP Plc), a property investment group which specializes in the financing, through sale and leaseback transactions, of nursing homes located in the United Kingdom. The Company does not have the right to vote more than 9.99% of the shares of NHP Plc.

   As of September 30, 1997 the market value of this investment was $15,706,000 and is included in other assets in the accompanying balance sheet. The resulting difference between the current market value and cost, $2,197,000, is included in shareholders' equity in the accompanying balance sheet.

   Pursuant to the Merger Agreement (see Note 4), Meditrust through its wholly owned subsidiary, Meditrust Acquisition Company ("MAC") purchased approximately 1.2 million paired common shares of Santa Anita at $31.00 per paired common share on September 23, 1997. This investment in common shares is included at cost in other assets in the accompanying balance sheet at September 30, 1997. Additional cash of approximately $5 million was funded to MAC to complete capitalization of the entity pursuant to the Merger Agreement on September 25, 1997.

                                   MEDITRUST
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued


5. Indebtedness and Shareholders' Equity
   -------------------------------------

   On August 7, 1997, the Company completed the sale of $160,000,000 of 7% notes due August 15, 2007. The Company also completed the sale of $100,000,000 in notes due August 15, 2002 bearing interest at LIBOR plus .45%, such interest is subject to reset quarterly during the first year of the loan. Subsequent to the first year of the loan, the character and duration of the interest rate will be determined periodically by the Company and the underwriter. The Company also completed the sale of $150,000,000 of 7.114% notes due August 15, 2011. The notes were sold to a trust from which exercisable put option securities due August 15, 2004, each representing a fractional undivided beneficial interest in the trust, were issued. The trust has entered a call option pursuant to which the callholder has the right to purchase the notes from the trust on August 15, 2004 at par value. The trust also has a put option, which it is required to exercise if the callholder does not exercise the call option, pursuant to which the Company must repurchase the notes at par value on August 15, 2004. A portion of the net proceeds from the sale of the notes described above was used to repay the outstanding balance on the unsecured revolving line of credit and other unsecured short-term borrowings.

   During the nine months ended September 30, 1997, $1,190,000 of principal amount of 9% convertible debentures were converted into 44,067 Shares; $2,020,000 of principal amount of 7% convertible debentures were converted into 65,955 Shares; $138,000 of principal amount of 7.5% convertible debentures were converted into 3,812 Shares and $1,000,000 of principal amount of 8.54% convertible debentures were converted into 30,651 Shares.

   On September 15, 1997, the Company revised a Revolving Credit agreement and increased borrowing capacity by $85 million to a total of $365,000,000 in unsecured lines of credit, bearing interest at the lenders' prime rate or LIBOR plus .875%. A total of $339,000,000 was available at September 30, 1997.

6. Distributions Paid to Shareholders
   ----------------------------------

   On May 15, 1997, the Company paid a dividend of $.7125 per Share to shareholders of record on April 30, 1997. This dividend related to the period from January 1, 1997 through March 31, 1997.

   On August 15, 1997, the Company paid a dividend of $.7175 per Share to shareholders of record on July 31, 1997. This dividend related to the period from April 1, 1997 through June 30, 1997.

7. Newly Issued Accounting Standards
   ---------------------------------

   Financial Accounting Standards Board Statement No. 128 ("FAS No. 128") "Earnings Per Share" is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company intends to adopt the requirements of this pronouncement in its financial statements for the year ended December 31, 1997. FAS No. 128 specifies the computation, presentation and disclosure requirements for net income per share. As stated in the Summary of Significant Accounting Policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (and the Report on Form 8-K dated January 31, 1997 incorporated by reference therein), net income per Share is calculated using weighted average

                                   MEDITRUST
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued

7. Newly Issued Accounting Standards, continued
   ----------------------------------
   number of Shares outstanding during the year and the affect of common stock equivalents is immaterial. FAS No. 128 also requires the presentation of diluted net income per share which the Company was not previously required to present under generally accepted accounting principles.

   Financial Accounting Standards Board Statement No. 130 ("FAS No. 130") "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. The Company intends to adopt the requirements of this pronouncement in its financial statements for the year ended December 31, 1998. FAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. FAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statement where the components of other comprehensive income are reported. The Company was not previously required to present comprehensive income or the components thereof in its financial statements under generally accepted accounting principals.

   The Company does not believe that the implementation of FAS No. 128 or FAS No. 130 will have a material impact on its financial statements.

8. Contingencies
   -------------

   On April 23, 1997, the Company and certain of its subsidiaries were served with a complaint in an action in the Suffolk County, Massachusetts Superior Court entitled Temkin, et al. v. Meditrust, et al., alleging that a former borrower of the Company had transferred funds to the Company without fair consideration at a time when the transferors were insolvent. The plaintiffs, who are unsecured creditors of the transferors, seek damages against the Company in the amount of approximately $6.5 million, plus costs, attorneys fees and multiple damages. The Company believes that there is no basis for these claims and will defend the matter vigorously.

                                   MEDITRUST
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued


9. Subsequent Events
   -----------------

   On October 14, 1997, the Company declared a dividend of $.7225 per Share payable on November 14, 1997 to shareholders of record on October 31, 1997. This dividend relates to the period from July 1, 1997 through September 30, 1997.

   On October 3, 1997, the Company paid a stock dividend to shareholders of record on that date of one share of beneficial interest, without par value, of its wholly-owned subsidiary Meditrust Acquisition Company, a Massachusetts business trust ("MAC"), for each share of beneficial interest of Meditrust. The Meditrust shares and the MAC shares, are jointly listed on the New York Stock Exchange under the combined symbol MT, and trade only in combination as units, each consisting of one Meditrust share and one MAC share.

   On April 13, 1997, Meditrust and its wholly-owned subsidiary, Meditrust Acquisition Company (together, "Meditrust") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company (together, "Santa Anita"). On November 5, 1997 the merger was consummated, and Meditrust merged into Santa Anita. Shareholders of Meditrust received 1.2016 paired common shares of Santa Anita for each paired share of Meditrust and MAC they owned in a tax-free exchange of shares. The surviving corporations are now called Meditrust Corporation and Meditrust Operating Company.

                             MEDITRUST CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW
                                    --------

   Management's Discussion and Analysis of Financial Condition and Results of Operations include certain forward-looking statements. In addition, forward-looking statements may be included in various other company documents to be issued in the future and in various oral statements by management to security analysts from time to time. Any such statements are not guarantees of future performance as the Company's business is dependent upon general economic conditions as well as various conditions specific to its industry as detailed in Meditrust's Annual Report on Form 10-K for the year ended December 31, 1996. The Company's future results may differ materially from those expressed in these forward-looking statements.

                             RESULTS OF OPERATIONS
                             ---------------------

   Revenues for the three months ended September 30, 1997 were $74,744,000 compared to $64,801,000 for the three months ended September 30, 1996, an increase of $9,943,000 or 15.3%. Revenue growth was attributed to increased rental income of $6,765,000 and increased interest income of $3,178,000. These increases were principally the result of additional real estate investments made during the past year.

   For the three months ended September 30, 1997, total expenses increased by $8,612,000 compared to the three months ended September 30, 1996. Interest expense increased by $7,599,000 due to increases in debt outstanding resulting from additional real estate investments made during the past year. Depreciation and amortization increased by $1,359,000, as a result of increased real estate investments. General and administrative expenses decreased by $346,000.

   Revenues for the nine months ended September 30, 1997 were $213,723,000 compared to $186,301,000 for the nine months ended September 30, 1996, an increase of $27,422,000 or 14.7%. Revenue growth resulted from increased rental income of $21,901,000 and increased interest income of $5,521,000 which resulted primarily from additional real estate investments during the past twelve months.

   For the nine months ended September 30, 1997, total expenses increased by $18,867,000. Interest expense increased by $15,381,000 due to increases in debt outstanding resulting from additional real estate investments made during the past year. Depreciation and amortization expenses increased by $3,530,000, as a result of increased real estate investments. General and administrative expenses decreased by $44,000.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

  As of September 30, 1997, the Company's gross real estate investments totaled approximately $2,671,419,000 consisting of 281 long-term care facilities, 26 rehabilitation hospitals, 151 retirement and assisted living facilities, 26 medical office buildings, six alcohol and substance abuse treatment facilities and psychiatric hospitals, and one acute care hospital campus. As of September 30, 1997, the Company's outstanding commitments for additional financing totaled

                             MEDITRUST CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, Continued

   approximately $265,405,000 for the completion of 60 facilities under construction and additions to existing facilities in the portfolio.

   The Company had shareholders' equity of $1,389,120,000 and debt constituted 48% of the Company's total capitalization as of September 30, 1997.

   The Company provides funding for its investments through a combination of long-term and short-term financing including both debt and equity. The Company obtains long-term financing through the issuance of Shares, the issuance of long-term unsecured notes, the issuance of convertible debentures and the assumption of mortgage notes. The Company obtains short-term financing through the use of unsecured notes and bank lines of credit which are replaced with long-term financing as appropriate. From time to time, the Company may utilize interest rate caps or swaps to hedge interest rate volatility. It is the Company's objective to match mortgage and lease terms with the terms of its borrowings. The Company seeks to maintain an appropriate spread between its borrowing costs and the rate of return on its investments. When development loans convert to sale/leaseback transactions or permanent mortgage loans, the base rent or interest rate, as appropriate, is fixed at the time of such conversion.

   On September 23, 1997 Meditrust purchased approximately 1.2 million paired common shares of Santa Anita at $31.00 per paired common share.

   On October 3, 1997, the Company paid a stock dividend to shareholders of record on that date of one share of beneficial interest, without par value, of its wholly-owned subsidiary Meditrust Acquisition Company, a Massachusetts business trust ("MAC"), for each share of beneficial interest of Meditrust. The Meditrust shares and the MAC shares, are jointly listed on the New York Stock Exchange under the combined symbol MT, and are transferable and tradable only in combination as units, each consisting of one Meditrust share and one MAC share.

   On October 14, 1997, the Company declared a dividend of $.7225 per Share payable on November 14, 1997 to shareholders of record on October 31, 1997. This dividend relates to the period from July 1, 1997 through September 30, 1997.

                             MEDITRUST CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, Continued


   Liquidity and Capital Resources, Continued
   ------------------------------------------

   As of October 31, 1997, the Company had unsecured revolving lines of credit expiring September 23, 1999 in the aggregate amount of $365,000,000, bearing interest at the lender's prime rate (8.5%) or LIBOR plus .875% (6.5% at
   October 31, 1997).   A total of $285,000,000 was available from all credit
   facilities at October 31, 1997.

   On August 7, 1997, the Company completed the sale of $160,000,000 of 7% notes due August 15, 2007. The Company also completed the sale of $100,000,000 in notes due August 15, 2002 bearing interest at LIBOR plus .45 % (6.17% on August 7, 1997), such interest is subject to reset quarterly during the first year of the loan. Subsequent to the first year of the loan, the character and duration of the interest rate will be determined periodically by the Company and the underwriter. The Company also completed the sale of $150,000,000 of 7.114% notes due August 15, 2011. The notes were sold to a trust from which exercisable put option securities due August 15, 2004, each representing a fractional undivided beneficial interest in the trust, were issued. The trust has entered a call option pursuant to which the callholder has the right to purchase the notes from the trust on August 15, 2004 at par value. The trust also has a put option, which it is required to exercise if the callholder does not exercise the call option, pursuant to which the Company must repurchase the notes at par value on August 15, 2004. A portion of the net proceeds from the sale of the notes described above was used to repay the outstanding balance on the unsecured revolving line of credit and other unsecured short-term borrowings.

   The Company expects to file a shelf registration with the Securities and Exchange Commission under which the Company would like to issue up to approximately $2,000,000,000 of securities including Shares, Preferred shares of beneficial interest ("Preferred Shares"), debt, convertible debt and warrants to purchase Shares, Preferred Shares, debt and convertible debt.

   The Company believes that its various sources of capital are adequate to finance its operations as well as pending property acquisitions, mortgage financings and future dividends. For 1997, however, in the event that the Company identifies appropriate investment opportunities, the Company may raise additional capital through the sale of Shares or Preferred Shares or by the issuance of additional long-term debt or through a securitization transaction.

                             MEDITRUST CORPORATION
                           PART II. OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits

Exhibit
No.                                Title                                     Method of Filing
-------                            -----                                     ----------------


11         Statement Regarding Computation of Per Share Earnings..........    Filed herewith

27         Financial Data Schedule........................................    Filed herewith

      (b)  Reports on Form 8-K

During the quarter ended June 30, 1997, the Company filed a current report on Form 8-K dated April 16, 1997, which included a description of the proposed merger with Santa Anita.

During the quarter ended September 30, 1997, Meditrust filed a current report on Form 8-K dated July 30, 1997, which included pro forma financial information and Business Strategy related to the Proposed Merger with Santa Anita.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MEDITRUST CORPORATION

Date: November 10, 1997               By: /s/ Laurie T. Gerber
                                      -------------------------
                                      Laurie T. Gerber, Chief Financial Officer


                                   MEDITRUST OPERATING COMPANY

Date: November 10, 1997               By: /s/ Abraham D. Gosman
                                      -------------------------
                                      Abraham D. Gosman, Chief Executive Officer