Form 10-Q
period 1998-03-31
MEDITRUST CORP; MEDITRUST OPERATING CO
filed 1999-05-13
CIK 314661, 313749

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM _______ TO _______

                             ---------------------

        Commission file number 0-9109                  Commission file number 0-9110

            MEDITRUST CORPORATION                       MEDITRUST OPERATING COMPANY
   (Exact name of registrant as specified         (Exact name of registrant as specified
               in its charter)                                in its charter)

                  DELAWARE                                       DELAWARE
       (State or other jurisdiction of                (State or other jurisdiction of
       incorporation or organization)                 incorporation or organization)

                 95-3520818                                     95-3419438
    (I.R.S. Employer Identification No.)           (I.R.S. Employer Identification No.)

         197 FIRST AVENUE, SUITE 300                    197 FIRST AVENUE, SUITE 100
  Needham Heights, Massachusetts 02494-9127      NEEDHAM HEIGHTS, MASSACHUSETTS 02494-9127
       (Address of principal executive                (Address of principal executive
         offices including zip code)                    offices including zip code)

               (781) 433-6000                                 (781) 453-8062
       (Registrant's telephone number,                (Registrant's telephone number,
            including area code)                           including area code)

    Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of each of the issuers' classes of common stock, as of the close of business on April 30, 1999 were:

Meditrust Corporation  142,434,349

Meditrust Operating Company  141,128,972

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            THE MEDITRUST COMPANIES
                                   FORM 10-Q

                                     INDEX

                                                                                                              PAGE(S)
                                                                                                           -------------
Part I.    Item 1. Financial Information

             The Meditrust Companies
               Combined Consolidated Balance Sheets as of March 31, 1999 (unaudited) and December 31,
               1998                                                                                                  1

               Combined Consolidated Statements of Operations for the three months ended March 31, 1999
               (unaudited) and 1998 (unaudited)                                                                      2

               Combined Consolidated Statements of Cash Flows for the three months ended March 31, 1999
               (unaudited) and 1998 (unaudited)                                                                      3

             Meditrust Corporation
               Consolidated Balance Sheets as of March 31, 1999 (unaudited) and December 31, 1998                    4

               Consolidated Statements of Operations for the three months ended March 31, 1999
               (unaudited) and 1998 (unaudited)                                                                      5

               Consolidated Statements of Cash Flows for the three months ended March 31, 1999
               (unaudited) and 1998 (unaudited)                                                                      6

             Meditrust Operating Company
               Consolidated Balance Sheets as of March 31, 1999 (unaudited) and December 31, 1998                    7

               Consolidated Statements of Operations for the three months ended March 31, 1999
               (unaudited) and 1998 (unaudited)                                                                      8

               Consolidated Statements of Cash Flows for the three months ended March 31, 1999
               (unaudited) and 1998 (unaudited)                                                                      9

             Notes to Combined Consolidated Financial Statements (unaudited)                                        10

           Item 2. Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                                            23

Part II.   Other Information

           Item 5. Other Information                                                                                40

           Item 6. Exhibits and Reports on Form 8-K                                                                 40

           Signatures                                                                                               42

ITEM I. FINANCIAL INFORMATION

                            THE MEDITRUST COMPANIES

                      COMBINED CONSOLIDATED BALANCE SHEETS

                                                                                       MARCH 31,     DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                 1999            1998
                                                                                     -------------  --------------
                                                                                      (Unaudited)
ASSETS
  Real estate investments, net.....................................................  $   5,015,852   $  5,086,736
  Cash and cash equivalents........................................................         39,269        305,456
  Fees, interest and other receivables.............................................         66,398         54,712
  Goodwill, net....................................................................        480,645        486,051
  Net assets of discontinued operations............................................             --        305,416
  Other assets, net................................................................        220,931        221,180
                                                                                     -------------  --------------
        Total assets...............................................................  $   5,823,095   $  6,459,551
                                                                                     -------------  --------------
                                                                                     -------------  --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Indebtedness:
    Notes payable, net.............................................................  $   1,156,102   $  1,155,837
    Convertible debentures, net....................................................        185,190        185,013
    Bank notes payable, net........................................................      1,230,624      1,831,336
    Bonds and mortgages payable, net...............................................        122,826        129,536
                                                                                     -------------  --------------
      Total indebtedness...........................................................      2,694,742      3,301,722
  Accounts payable, accrued expenses and other liabilities.........................        237,525        206,901
                                                                                     -------------  --------------
        Total liabilities..........................................................      2,932,267      3,508,623
                                                                                     -------------  --------------

  Commitments and contingencies....................................................             --             --
  Shareholders' equity:
    Meditrust Corporation Preferred Stock, $.10 par value; 6,000 shares authorized;
      700 shares issued and outstanding at March 31, 1999 and December 31, 1998;
      stated liquidation preference of $250 per share..............................             70             70
    Paired Common Stock, $.20 combined par value; 270,000 shares authorized;
      149,707 and 149,326 paired shares issued and outstanding at March 31, 1999
      and December 31, 1998, respectively (including treasury shares)..............         29,941         29,865
    Additional paid-in-capital.....................................................      3,896,325      3,891,987
    Treasury stock at cost, 1,635 paired common shares at March 31, 1999 and
      December 31, 1998............................................................       (176,759)      (163,326)
    Unearned compensation..........................................................         (9,403)        (6,718)
    Accumulated other comprehensive income.........................................         20,787         16,971
    Distributions in excess of net income..........................................       (870,133)      (817,921)
                                                                                     -------------  --------------
      Total shareholders' equity...................................................      2,890,828      2,950,928
                                                                                     -------------  --------------
        Total liabilities and shareholders' equity.................................  $   5,823,095   $  6,459,551
                                                                                     -------------  --------------
                                                                                     -------------  --------------

  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.

                            THE MEDITRUST COMPANIES

                 COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                       1999       1998
                                                                                             ---------  ---------
Revenue:
  Rental...................................................................................  $  43,712  $  43,656
  Interest.................................................................................     34,202     38,579
  Hotel....................................................................................    148,534         --
  Other....................................................................................        856     26,000
                                                                                             ---------  ---------
                                                                                               227,304    108,235
                                                                                             ---------  ---------

Expenses:
  Interest.................................................................................     66,657     25,417
  Depreciation and amortization............................................................     33,859     10,458
  Amortization of goodwill.................................................................      5,308      1,576
  General and administrative...............................................................      4,918      4,384
  Hotel operations.........................................................................     70,990         --
  Rental property operations...............................................................      8,907      1,265
  Gain on sale of assets...................................................................    (12,271)        --
  Income from unconsolidated joint venture.................................................         --       (111)
  Other....................................................................................     34,887     21,541
                                                                                             ---------  ---------
                                                                                               213,255     64,530
                                                                                             ---------  ---------

Income from continuing operations before benefit for income taxes..........................     14,049     43,705
Income tax benefit.........................................................................       (826)        --
                                                                                             ---------  ---------
Income from continuing operations..........................................................     14,875     43,705
Discontinued operations:
  Income from operations, net..............................................................         --      7,916
  Gain (loss adjustment) on disposal of Santa Anita, net...................................      1,875         --
  Gain (loss adjustment) on disposal of Cobblestone Golf Group, net........................      2,994         --
                                                                                             ---------  ---------
Net income.................................................................................     19,744     51,621
Preferred stock dividends..................................................................     (3,938)        --
                                                                                             ---------  ---------
Net income available to Paired Common shareholders.........................................  $  15,806  $  51,621
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Basic earnings per Paired Common Share:
  Income from continuing operations........................................................  $     .07  $     .48
  Discontinued operations..................................................................        .04        .08
                                                                                             ---------  ---------
  Net income...............................................................................  $     .11  $     .56
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Diluted earnings per Paired Common Share:
  Income from continuing operations........................................................  $     .07  $     .48
  Discontinued operations..................................................................        .04        .08
                                                                                             ---------  ---------
  Net income...............................................................................  $     .11  $     .56
                                                                                             ---------  ---------
                                                                                             ---------  ---------

  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.

                            THE MEDITRUST COMPANIES

                 COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

(IN THOUSANDS)                                                                                  1999         1998
                                                                                             -----------  -----------
Cash Flows from Operating Activities:
  Net income...............................................................................  $    19,744  $    51,621
  Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation of real estate..............................................................       32,965       10,347
  Goodwill amortization....................................................................        5,308        1,576
  Gain on sale of assets...................................................................      (17,140)          --
  Shares issued for compensation...........................................................           39          182
  Equity in income of joint venture, net of dividends received.............................           --          289
  Other depreciation, amortization and other items, net....................................       11,413        4,843
  Other non cash items.....................................................................       30,788       15,600
                                                                                             -----------  -----------
Cash Flows from Operating Activities
  Available for Distribution...............................................................       83,117       84,458
  Net change in other assets and liabilities of discontinued operations....................         (148)          --
  Net change in other assets and liabilities...............................................      (53,829)     (19,573)
                                                                                             -----------  -----------
    Net cash provided by operating activities..............................................       29,140       64,885
                                                                                             -----------  -----------

Cash Flows from Financing Activities:
  Proceeds from issuance of paired common stock............................................           --      277,313
  Purchase of treasury stock...............................................................      (13,433)          --
  Proceeds from borrowings on bank notes payable...........................................      355,000      170,000
  Repayment of bank notes payable..........................................................     (963,000)    (300,000)
  Equity offering and debt issuance costs..................................................         (577)      (5,636)
  Principal payments on bonds and mortgages payable........................................       (6,762)      (6,876)
  Dividends to shareholders................................................................      (71,956)     (53,545)
  Proceeds from exercise of stock options..................................................          307        1,105
                                                                                             -----------  -----------
    Net cash provided by (used in) financing activities....................................     (700,421)      82,361
                                                                                             -----------  -----------

Cash Flows from Investing Activities:
  Acquisition of real estate and development funding.......................................      (59,337)    (286,710)
  Investment in real estate mortgages and development funding..............................      (11,956)     (78,491)
  Prepayment proceeds and principal payments received on real estate mortgages.............        8,182      259,102
  Net proceeds from sale of assets.........................................................      476,950        4,709
  Working capital and notes receivable advances, net of repayments and collections, and
    other items............................................................................       (8,745)         938
                                                                                             -----------  -----------
    Net cash provided by (used in) investing activities....................................      405,094     (100,452)
                                                                                             -----------  -----------
    Net increase (decrease) in cash and cash equivalents...................................     (266,187)      46,794
Cash and cash equivalents at:
  Beginning of period......................................................................      305,456       43,732
                                                                                             -----------  -----------
  End of period............................................................................  $    39,269  $    90,526
                                                                                             -----------  -----------
                                                                                             -----------  -----------

Supplemental disclosure of cash flow information (Note 2)

  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.

                             MEDITRUST CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                       MARCH 31,     DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                 1999            1998
                                                                                     -------------  --------------
                                                                                      (UNAUDITED)
ASSETS
  Real estate investments, net.....................................................  $   4,996,179   $  5,067,217
  Cash and cash equivalents........................................................         37,300        292,694
  Fees, interest and other receivables.............................................         51,218         42,039
  Goodwill, net....................................................................        446,487        451,672
  Net assets of discontinued operations............................................             --        280,330
  Other assets, net................................................................        190,344        187,033
                                                                                     -------------  --------------
        Total assets...............................................................  $   5,721,528   $  6,320,985
                                                                                     -------------  --------------
                                                                                     -------------  --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Indebtedness:
    Notes payable, net.............................................................  $   1,156,102   $  1,155,837
    Convertible debentures, net....................................................        185,190        185,013
    Bank notes payable, net........................................................      1,230,624      1,831,336
    Bonds and mortgages payable, net...............................................        122,826        129,536
                                                                                     -------------  --------------
      Total indebtedness...........................................................      2,694,742      3,301,722
                                                                                     -------------  --------------
  Due to Meditrust Operating Company...............................................         51,790         29,169
  Accounts payable, accrued expenses and other liabilities.........................        122,171        116,741
                                                                                     -------------  --------------
        Total liabilities..........................................................      2,868,703      3,447,632
                                                                                     -------------  --------------

  Commitments and contingencies....................................................             --             --
  Shareholders' equity:
    Preferred Stock, $.10 par value; 6,000 shares authorized; 700 shares issued and outstanding at March 31, 1999 and December 31, 1998; stated liquidation
      preference of $250 per share.................................................             70             70
    Common Stock, $.10 par value; 270,000 shares authorized; 151,012 and 150,631 shares issued and outstanding at March 31, 1999 and December 31, 1998,
      respectively (including treasury shares).....................................         15,101         15,063
  Additional paid-in-capital.......................................................      3,824,725      3,820,436
  Treasury stock at cost, 1,635 common shares at March 31, 1999 and December 31,
    1998...........................................................................       (173,401)      (160,223)
  Unearned compensation............................................................         (6,497)        (6,718)
  Accumulated other comprehensive income...........................................         20,787         16,971
  Distributions in excess of net income............................................       (811,889)      (799,118)
                                                                                     -------------  --------------
                                                                                         2,868,896      2,886,481
  Due from Meditrust Operating Company.............................................         (2,943)            --
  Note receivable--Meditrust Operating Company.....................................        (13,128)       (13,128)
                                                                                     -------------  --------------
        Total shareholders' equity.................................................      2,852,825      2,873,353
                                                                                     -------------  --------------
          Total liabilities and shareholders' equity...............................  $   5,721,528   $  6,320,985
                                                                                     -------------  --------------
                                                                                     -------------  --------------

  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.

                             MEDITRUST CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                       1999       1998
                                                                                             ---------  ---------
Revenue:
  Rental...................................................................................  $  43,712  $  43,656
  Interest.................................................................................     34,030     38,512
  Rent from Meditrust Operating Company....................................................     68,248         --
  Interest from Meditrust Operating Company................................................         --        211
  Royalty from Meditrust Operating Company.................................................      3,620         --
  Hotel operating revenue..................................................................      3,210         --
  Other....................................................................................        856     26,000
                                                                                             ---------  ---------
                                                                                               153,676    108,379
                                                                                             ---------  ---------
Expenses:
  Interest.................................................................................     66,547     25,417
  Depreciation and amortization............................................................     32,058     10,458
  Amortization of goodwill.................................................................      5,087      1,375
  General and administrative...............................................................      4,918      3,794
  Hotel operations.........................................................................        950         --
  Rental property operations...............................................................      8,907      1,265
  Gain on sale of assets...................................................................    (12,271)        --
  Income from unconsolidated joint venture.................................................         --       (111)
  Other....................................................................................      4,389     21,541
                                                                                             ---------  ---------
                                                                                               110,585     63,739
                                                                                             ---------  ---------

Income from continuing operations..........................................................     43,091     44,640
Discontinued operations:
  Income from operations, net..............................................................         --      7,062
  Gain (loss adjustment) on disposal of Santa Anita, net...................................      6,655         --
  Gain (loss adjustment) on disposal of Cobblestone Golf Group, net........................      9,439         --
                                                                                             ---------  ---------
Net income.................................................................................     59,185     51,702
Preferred stock dividends..................................................................     (3,938)        --
                                                                                             ---------  ---------
Net income available to Common shareholders................................................  $  55,247  $  51,702
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Basic earnings per Common Share:
  Income from continuing operations........................................................  $     .26  $     .48
  Discontinued operations..................................................................        .11        .08
                                                                                             ---------  ---------
  Net income...............................................................................  $     .37  $     .56
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Diluted earnings per Common Share:
  Income from continuing operations........................................................  $     .26  $     .48
  Discontinued operations..................................................................        .11        .07
                                                                                             ---------  ---------
  Net income...............................................................................  $     .37  $     .55
                                                                                             ---------  ---------
                                                                                             ---------  ---------

  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.

                             MEDITRUST CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

(IN THOUSANDS)                                                                                1999        1998
                                                                                           ----------  ----------
Cash Flows from Operating Activities:
  Net income.............................................................................  $   59,185  $   51,702
  Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation of real estate............................................................      30,737      10,347
  Goodwill amortization..................................................................       5,087       1,375
  Gain on sale of assets.................................................................     (28,365)         --
  Shares issued for compensation.........................................................          38         179
  Equity in income of joint venture, net of dividends received...........................          --         289
  Other depreciation, amortization and other items, net..................................       9,673       4,030
  Other non cash items...................................................................      (2,123)     15,600
                                                                                           ----------  ----------
  Cash Flows from Operating Activities Available for Distribution........................      74,232      83,522
  Net change in other assets and liabilities.............................................     (49,603)    (23,992)
                                                                                           ----------  ----------
    Net cash provided by operating activities............................................      24,629      59,530
                                                                                           ----------  ----------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock.................................................          --     272,044
  Purchase of treasury stock.............................................................     (13,178)         --
  Proceeds from borrowings on bank notes payable.........................................     355,000     170,000
  Repayment of bank notes payable........................................................    (963,000)   (300,000)
  Equity offering and debt issuance costs................................................        (577)     (5,531)
  Intercompany lending, net..............................................................      38,619       3,065
  Principal payments on bonds and mortgages payable......................................      (6,762)     (6,876)
  Dividends to shareholders..............................................................     (71,956)    (53,545)
  Proceeds from exercise of stock options................................................         302       1,083
                                                                                           ----------  ----------
    Net cash provided by (used in) financing activities..................................    (661,552)     80,240
                                                                                           ----------  ----------
Cash Flows from Investing Activities:
  Acquisition of real estate and development funding.....................................     (59,029)   (286,710)
  Investment in real estate mortgages and development funding............................     (11,956)    (78,491)
  Prepayment proceeds and principal payments received on real estate mortgages...........       8,182     259,102
  Net proceeds from sale of real estate..................................................     453,077       4,709
  Working capital and notes receivable advances, net of repayments and collections, and
    other items..........................................................................      (8,745)        938
                                                                                           ----------  ----------
  Net cash provided by (used in) investing activities....................................     381,529    (100,452)
                                                                                           ----------  ----------
    Net increase (decrease) in cash and cash equivalents.................................    (255,394)     39,318
  Cash and cash equivalents at:
    Beginning of period..................................................................     292,694      24,059
                                                                                           ----------  ----------
    End of period........................................................................  $   37,300  $   63,377
                                                                                           ----------  ----------
                                                                                           ----------  ----------

  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.

                          MEDITRUST OPERATING COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                                                                       MARCH 31,    DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                 1999           1998
                                                                                      -----------  --------------
                                                                                      (UNAUDITED)
ASSETS
  Cash and cash equivalents.........................................................   $   1,969    $     12,762
  Fees, interest and other receivables..............................................      15,180          12,673
  Due from Meditrust Corporation....................................................      25,295          46,874
  Other current assets, net.........................................................      10,202          10,423
                                                                                      -----------  --------------
      Total current assets..........................................................      52,646          82,732
                                                                                      -----------  --------------
  Investment in common stock of Meditrust Corporation...............................      37,581          37,581
  Goodwill, net.....................................................................      34,158          34,379
  Property, plant and equipment, less accumulated depreciation of $1,261 and $760,
    respectively....................................................................      28,913          30,895
  Other non-current assets..........................................................      11,400          12,603
                                                                                      -----------  --------------
      Total assets..................................................................   $ 164,698    $    198,190
                                                                                      -----------  --------------
                                                                                      -----------  --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable..................................................................   $  20,016    $     18,349
  Accrued payroll and employee benefits.............................................      30,948          33,457
  Accrued expenses and other current liabilities....................................      58,075          30,980
                                                                                      -----------  --------------
      Total current liabilities.....................................................     109,039          82,786
                                                                                      -----------  --------------
  Note payable to Meditrust Corporation.............................................      13,128          13,128
  Other non-current liabilities.....................................................       6,570           7,629
  Net liabilities of discontinued operations........................................          --          16,140
                                                                                      -----------  --------------
      Total liabilities.............................................................     128,737         119,683
                                                                                      -----------  --------------
  Commitments and contingencies.....................................................          --              --
  Shareholders' equity:
    Common Stock, $.10 par value; 270,000 shares authorized; 149,707 and 149,326 shares issued and outstanding at March 31, 1999 and December 31, 1998,
      respectively (including treasury shares)......................................      14,970          14,933
    Additional paid-in-capital......................................................     109,051         109,001
    Unearned compensation...........................................................      (2,906)             --
    Treasury stock at cost, 1,635 common shares at March 31, 1999 and December 31,
      1998..........................................................................      (3,358)         (3,103)
    Retained earnings (deficit).....................................................     (58,244)        (18,803)
                                                                                      -----------  --------------
                                                                                          59,513         102,028
      Due from Meditrust Corporation................................................     (23,552)        (23,521)
                                                                                      -----------  --------------
      Total shareholders' equity....................................................      35,961          78,507
                                                                                      -----------  --------------
        Total liabilities and shareholders' equity..................................   $ 164,698    $    198,190
                                                                                      -----------  --------------
                                                                                      -----------  --------------

  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.

                          MEDITRUST OPERATING COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                        1999        1998
                                                                                             -----------  ---------
Revenue:
  Hotel....................................................................................  $   145,324  $      --
  Interest.................................................................................          172         67
                                                                                             -----------  ---------
                                                                                                 145,496         67
                                                                                             -----------  ---------
Expenses:
  Hotel operations.........................................................................       70,040         --
  Depreciation and amortization............................................................        1,801         --
  Amortization of goodwill.................................................................          221        201
  Interest and other.......................................................................          110         --
  Interest to Meditrust Corporation........................................................           --        211
  General and administrative...............................................................           --        590
  Royalty to Meditrust Corporation.........................................................        3,620         --
  Rent to Meditrust Corporation............................................................       68,248         --
  Other....................................................................................       30,498         --
                                                                                             -----------  ---------
                                                                                                 174,538      1,002
                                                                                             -----------  ---------
Loss from continuing operations before benefit for income taxes............................      (29,042)      (935)
Income tax benefit.........................................................................         (826)        --
                                                                                             -----------  ---------
Loss from continuing operations............................................................      (28,216)      (935)
Discontinued operations:
  Income from operations, net..............................................................           --        854
  Loss adjustment on disposal of Santa Anita, net..........................................       (4,780)        --
  Loss adjustment on disposal of Cobblestone Golf Group, net...............................       (6,445)        --
                                                                                             -----------  ---------
Net loss...................................................................................  $   (39,441) $     (81)
                                                                                             -----------  ---------
                                                                                             -----------  ---------
Basic earnings per Common Share:
  Loss from continuing operations..........................................................  $      (.19) $    (.01)
  Discontinued operations..................................................................         (.08)       .01
                                                                                             -----------  ---------
  Net loss.................................................................................  $      (.27) $     .00
                                                                                             -----------  ---------
                                                                                             -----------  ---------
Diluted earnings per Common Share:
  Loss from continuing operations..........................................................  $      (.19) $    (.01)
  Discontinued operations..................................................................         (.08)       .01
                                                                                             -----------  ---------
  Net loss.................................................................................  $      (.27) $     .00
                                                                                             -----------  ---------
                                                                                             -----------  ---------

  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.

                          MEDITRUST OPERATING COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                       1999       1998
                                                                                            ----------  ---------
Cash Flows from Operating Activities:
  Net loss................................................................................  $  (39,441) $     (81)
  Goodwill amortization...................................................................         221        201
  Loss on sale of assets..................................................................      11,225         --
  Shares issued for compensation..........................................................           1          3
  Other depreciation and amortization.....................................................       3,968        813
  Other items.............................................................................      32,911         --
  Net change in other assets and liabilities of discontinued operations...................        (148)        --
  Net change in other assets and liabilities..............................................      (4,226)     4,419
                                                                                            ----------  ---------
    Net cash provided by operating activities.............................................       4,511      5,355
                                                                                            ----------  ---------

Cash Flows from Financing Activities:
  Proceeds from issuance of stock.........................................................          --      5,269
  Purchase of treasury stock..............................................................        (255)        --
  Equity offering costs...................................................................          --       (105)
  Intercompany lending, net...............................................................     (38,619)    (3,065)
  Proceeds from stock option exercises....................................................           5         22
                                                                                            ----------  ---------
    Net cash provided by (used in) financing activities...................................     (38,869)     2,121
                                                                                            ----------  ---------

Cash Flows from Investing Activities:
  Capital improvements to real estate.....................................................        (308)        --
  Net Proceeds from sale of assets........................................................      23,873         --
                                                                                            ----------  ---------
    Net cash provided by investing activities.............................................      23,565         --
                                                                                            ----------  ---------
    Net increase (decrease) in cash and cash equivalents..................................     (10,793)     7,476

Cash and cash equivalents at:
  Beginning of period.....................................................................      12,762     19,673
                                                                                            ----------  ---------
  End of period...........................................................................  $    1,969  $  27,149
                                                                                            ----------  ---------
                                                                                            ----------  ---------

  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q in accordance with the Rules and Regulations of the Securities and Exchange Commission.

    The accompanying unaudited combined consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998 and cash flows for each of the three month periods ended March 31, 1999 and 1998. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results which may be expected for any other interim period or for the entire year.

    In the opinion of Meditrust Corporation ("Realty") and Meditrust Operating Company and subsidiaries ("Operating Company" or "Operating" and collectively with Realty the "Companies" or "The Meditrust Companies"), the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See the Companies' Joint Annual Report on Form 10-K for the year ended December 31, 1998 for additional information relevant to significant accounting policies followed by the Companies.

BASIS OF PRESENTATION AND CONSOLIDATION

    Separate financial statements have been presented for Realty and for Operating Company. Combined Realty and Operating Company financial statements have been presented as The Meditrust Companies. All significant intercompany and inter-entity balances and transactions have been eliminated in combination. The Meditrust Companies and Realty use an unclassified balance sheet presentation.

    The consolidated financial statements of Realty and Operating Company include the accounts of the respective entity and its majority-owned subsidiaries, including unincorporated partnerships and joint ventures, after the elimination of all significant intercompany accounts and transactions.

    On July 17, 1998, Realty acquired La Quinta Inns, Inc. and its subsidiaries (all wholly owned) and its unincorporated partnership and joint venture ("La Quinta", "The La Quinta Merger"). La Quinta is a fully-integrated lodging company that focuses on the ownership, operation and development of hotels. As of March 31, 1999, the portfolio of hotels operated under the La Quinta name included 293 operating hotels, and nine hotels under development with approximately 38,000 rooms located in the western and southern regions of the United States. The La Quinta Merger was accounted for under the purchase method of accounting. Accordingly, the financial statements, including the results of operations and cash flows, do not include the operations of La Quinta prior to July 17, 1998.

    On November 11, 1998, the Boards of Directors of Realty and Operating Company approved a comprehensive restructuring plan (the "Plan") designed to strengthen the Companies' financial position and clarify their investment and operating strategy by focusing on the healthcare and lodging businesses. Significant components of the Plan include selling more than $1,000,000,000 of non-strategic assets, including their portfolio of golf-related real estate and operating properties ("Cobblestone Golf Group"), the Santa Anita Racetrack and adjacent property, and approximately $550,000,000 of non-strategic healthcare properties.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    As a result of the Plan, the Companies have reflected the Cobblestone Golf Group and Santa Anita Racetrack as discontinued operations and certain healthcare properties as assets held for sale, in the accompanying financial statements.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

RECLASSIFICATION

    Certain reclassifications have been made to the 1998 presentation to conform to the 1999 presentation.

2. SUPPLEMENTAL CASH FLOW INFORMATION

    Details of interest and income taxes paid and non-cash investing and financing transactions follow:

The Meditrust Companies:

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                             --------------------
(IN THOUSANDS)                                                                                 1999       1998
                                                                                             ---------  ---------
Interest paid during the period............................................................  $  92,409  $  44,120
Interest capitalized during the period.....................................................      2,743      1,652
Non-cash investing and financing transactions:
  Value of real estate acquired (sold):
  Land and buildings.......................................................................         --      7,118
  Retirements and write-offs of project costs..............................................     (1,518)        --
  Accumulated depreciation of buildings sold...............................................     13,212      1,561
  Debt assumed by buyer of Cobblestone Golf Group..........................................      5,637         --
  Increase in real estate mortgages net of participation reduction.........................        259        461
  Change in market value of equity securities in excess of cost............................      3,816      3,971
  Value of shares issued for conversion of debentures......................................         --      5,962

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

2. SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED)
Meditrust Corporation:

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                             --------------------
(IN THOUSANDS)                                                                                 1999       1998
                                                                                             ---------  ---------
Interest paid during the period............................................................  $  92,299  $  44,120
Interest capitalized during the period.....................................................      2,743      1,652
Non-cash investing and financing transactions:
  Value of real estate acquired (sold):
  Land and buildings.......................................................................         --      7,118
  Retirements and write-offs of project costs..............................................     (1,518)        --
  Accumulated depreciation of buildings sold...............................................     13,212      1,561
  Debt assumed by buyer of Cobblestone Golf Group..........................................      5,637         --
  Increase in real estate mortgages net of participation reduction.........................        259        461
  Change in market value of equity securities in excess of cost............................      3,816      3,971
  Value of shares issued for conversion of debentures......................................         --      5,849

Meditrust Operating Company:

                                                                                                 THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                             --------------------------
(IN THOUSANDS)                                                                                  1999          1998
                                                                                             -----------  -------------
Interest paid during the period............................................................   $     110     $      54
Non-cash investing and financing transactions:
  Value of shares issued for conversion of debentures......................................          --           113

3. DISCONTINUED OPERATIONS

    On December 10, 1998, the Companies sold certain assets, leases, and licenses used in connection with the horseracing business conducted at Santa Anita Racetrack and recorded a loss on sale of $67,913,000 for the year ended December 31, 1998. During the three months ended March 31, 1999, the Companies recorded an adjustment of $1,875,000 to the estimated final selling price of the Santa Anita Racetrack. The Companies anticipate the final adjustment for this transaction to be completed during 1999.

    The Companies recorded a provision for loss on the disposition of Cobblestone Golf Group of approximately $237,035,000, which included estimated income taxes of $56,848,000, as of December 31, 1998 based upon the estimated proceeds to be realized upon sale. At December 31, 1998, the net assets subject to sale totaled $305,416,000 and were classified as net assets of discontinued operations on the combined consolidated balance sheet. On March 31, 1999, the Companies sold the Cobblestone Golf Group for approximately $393,000,000 before working capital and other adjustments, and reduced the loss on disposition by $2,994,000. The adjustment reflects an estimate of selling costs and an estimate of the adjustment relating to working capital balances at the sale date, both of which are being finalized. The Companies anticipate the final adjustment for this transaction to be completed during 1999.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

3. DISCONTINUED OPERATIONS (CONTINUED)
    Combined operating results, for the three months ended March 31, 1999, (exclusive of any interest expense, depreciation and corporate charges) of discontinued golf operations are as follows:

                                                                                                      COBBLESTONE
(IN THOUSANDS)                                                                                        GOLF GROUP
                                                                                                     -------------
Revenues...........................................................................................   $    26,337
Operating expenses.................................................................................        22,268
                                                                                                     -------------
Contribution.......................................................................................         4,069
Other expenses.....................................................................................           430
                                                                                                     -------------
Income before income taxes.........................................................................         3,639
Income tax benefit.................................................................................         1,420
                                                                                                     -------------
Net income.........................................................................................   $     5,059
                                                                                                     -------------
                                                                                                     -------------

4. REAL ESTATE INVESTMENTS

    The following is a summary of the Companies' real estate investments:

                                                                                       MARCH 31,     DECEMBER 31,
(IN THOUSANDS)                                                                           1999            1998
                                                                                     -------------  --------------
Land...............................................................................  $     469,991   $    475,376
Buildings and improvements, net of accumulated depreciation and other provisions of
  $209,823 and $186,594............................................................      3,316,031      3,381,392
Real estate mortgages and loans receivable, net of a valuation allowance of $19,191
  and $18,991......................................................................      1,201,467      1,197,634
Assets held for sale, net of accumulated depreciation and other provisions of
  $36,129 and $41,562..............................................................         28,363         32,334
                                                                                     -------------  --------------
                                                                                     $   5,015,852   $  5,086,736
                                                                                     -------------  --------------
                                                                                     -------------  --------------

    During the three months ended March 31, 1999, the Companies provided net funding of $17,869,000 for ongoing construction of healthcare facilities committed to prior to 1999. The Companies also provided net funding of $33,468,000 for construction and capital improvements to hotels acquired in The La Quinta Merger, and net funding of approximately $8,000,000 for capital improvements to golf courses which were included in net assets of discontinued operations as of December 31, 1998 and subsequently sold on March 31, 1999.

    Also during the three months ended March 31, 1999, Realty provided $11,956,000 for ongoing construction of mortgaged facilities already in the portfolio.

    During the three months ended March 31, 1999, Realty received net proceeds of $102,856,000 from the sale of one long-term care facility, one rehabilitation facility and 15 assisted living facilities. Realty realized a net gain on these sales of $12,271,000. In connection with these sales, $856,000 in lease breakage fees were received and have been included in other income in the consolidated statements of

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

4. REAL ESTATE INVESTMENTS (CONTINUED)
operations. Realty also received $2,943,000 from the sale of a hotel and land held for development. There was no gain or loss realized on the sale.

    On March 31, 1999, Realty sold 43 golf courses (or leasehold interests in golf courses) as part of the sale of Cobblestone Golf Group (See Note 3). These golf courses were included in net assets of discontinued operations as of December 31, 1998.

    During the three months ended March 31, 1999, Realty received principal payments of $8,182,000 on real estate mortgages.

    At March 31, 1999, Realty was committed to provide additional financing of approximately $97,000,000 relating to four long-term care facilities, 9 assisted living facilities and 9 hotel facilities currently under construction as well as additions to existing facilities in the portfolio.

5. INDEBTEDNESS

    On July 17, 1998, Realty entered into a credit agreement (the "Credit Agreement") which provided Realty with up to $2,250,000,000 in credit facilities, replacing Realty's then existing $365,000,000 revolving credit facilities. The Credit Agreement provided for borrowings in four separate tranches (each a "Tranche"): Tranche A, a $1,000,000,000 revolving loan, amounts of which if repaid may be reborrowed, which matures July 17, 2001; Tranche B, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 1999 with a $250,000,000 mandatory principal payment on April 17, 1999; Tranche C, a term loan in the amount of $250,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 1999 with a six month extension option; and Tranche D, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 2001.

    On November 23, 1998, Realty amended its Credit Agreement to provide for Realty's cash repayment of a portion of its Forward Equity Issuance Transaction ("FEIT"), the amendment of certain financial covenants to accommodate asset sales, to exclude the impact of non-recurring charges in certain covenant calculations, and to provide for future operating flexibility. The amendment also provided for an increase to the LIBOR pricing of the credit facility by approximately 125 basis points, and the pledge of stock of the Companies' subsidiaries. This pledge of subsidiary stock also extended on a pro rata basis to entitled bondholders. Realty also agreed to a 25 basis point increase to the LIBOR pricing in the event that an equity offering of at least $100,000,000 had not been completed by February 1, 1999. On February 1, 1999 this increase went into effect.

    On January 8, 1999, Realty repaid $250,000,000 of its Tranche B term loan that was scheduled to mature on April 17, 1999.

    On March 10, 1999, Realty reached a second agreement with its bank group to further amend the Credit Agreement. The second amendment, which was subject to the successful completion of the sale of Cobblestone Golf Group, provided for a portion of the sale proceeds to be applied to settle a portion of the FEIT. The second amendment also provided for, among other things, deletion of limitations on certain healthcare investments and lowering the Tranche A loan commitments to $850,000,000. On March 31, 1999, the Companies completed the sale of Cobblestone Golf Group.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

5. INDEBTEDNESS (CONTINUED)
    Of the $850,000,000 revolving tranche commitment, $561,000,000 was available at March 31, 1999, at Realty's option of the base rate (9.75%) or LIBOR plus 2.875% (7.8125% at March 31, 1999).

    During July 1998, Realty entered into interest rate swap agreements to reduce the impact on interest expense of fluctuating interest rates on $1,250,000,000 of its Credit Agreement. Realty agreed with the counterparty to exchange, on a monthly basis, the difference between Realty's fixed pay rate and the counterparty's variable pay rate of one month LIBOR. During January 1999, Realty cancelled a $250,000,000 contract from the interest rate swap agreement in connection with the repayment described above. At March 31, 1999, Realty was a fixed rate payor of approximately 5.7% and received a variable rate of approximately 4.9%. Differentials in the swapped amounts are recorded as adjustments to interest expense of Realty.

6. SHAREHOLDERS' EQUITY

    On March 10, 1999, the Companies entered into an agreement with Merrill Lynch International, a UK-based broker/dealer subsidiary of Merrill Lynch & Co., Inc. (collectively with its agent and successor in interest, "MLI") and certain of its affiliates to use the proceeds from the sale of the Cobblestone Golf Group in excess of $300,000,000 to repurchase all or a portion of the remaining paired common shares, outstanding under the FEIT. MLI agreed not to sell any shares of the remaining paired common shares until March 31, 1999, while the Companies completed the sale of Cobblestone Golf Group. On March 31, 1999, the Companies completed the sale of Cobblestone Golf Group and on April 1, 1999, the Companies settled the FEIT by paying MLI approximately $89,840,000 for the repurchase of 6,865,000 paired common shares.

    As of March 31, 1999, the following classes of Preferred Stock, Excess Stock and Series Common Stock were authorized; no shares were issued or outstanding at either March 31, 1999 or December 31, 1998:

    Meditrust Operating Company Preferred Stock $.10 par value; 6,000,000 shares authorized;

    Meditrust Corporation Excess Stock $.10 par value; 25,000,000 shares authorized;

    Meditrust Operating Company Excess Stock $.10 par value; 25,000,000 shares authorized;

    Meditrust Corporation Series Common Stock $.10 par value; 30,000,000 shares authorized;

    Meditrust Operating Company Series Common Stock $.10 par value; 30,000,000 shares authorized.

    During January 1999, 200,000 restricted shares of the Companies' stock were issued to key employees under The Meditrust Corporation 1995 Share Award Plan and The Meditrust Operating Company 1995 Share Award Plan (collectively known as the "Share Award Plan").

    Under the Share Award Plan participants are entitled to cash dividends and voting rights on their respective restricted shares. Restrictions generally limit the sale or transfer of shares during a restricted period, not exceeding eight years. Participants vest in the restricted shares granted on the earliest of eight years after the date of issuance, upon achieving the performance goals as defined, or as the Boards of Directors may determine.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

6. SHAREHOLDERS' EQUITY (CONTINUED)
    Unearned compensation was charged for the market value of the restricted shares on the date of grant and is being amortized over the restricted period. The unamortized unearned compensation value is shown as a reduction of shareholders' equity in the accompanying consolidated and combined consolidated balance sheets.

7. COMPREHENSIVE INCOME AND OTHER ASSETS

    As of March 31, 1999, Realty had invested approximately $57,204,000 in Nursing Home Properties Plc ("NHP Plc"), a property investment group which specializes in the financing, through sale leaseback transactions, of nursing homes located in the United Kingdom. The investment includes approximately 26,606,000 shares of NHP Plc, representing an ownership interest in NHP Plc of 19.99% of which Realty has voting rights with respect to 9.99%. The difference between the current market value and the cost, $18,905,000, is included in shareholders' equity in the accompanying balance sheet.

    As of March 31, 1999, Realty owns 331,000 shares of stock and warrants to purchase 1,006,000 shares of stock in Balanced Care Corporation ("BCC"), a healthcare operator. The stock and warrants have a current market value of $2,987,000. The difference between current market value and the cost of the BCC investment, $1,882,000, is included in shareholders' equity in the accompanying balance sheet.

    The following is a summary of the Companies' comprehensive income:

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                             --------------------
(IN THOUSANDS)                                                                                 1999       1998
                                                                                             ---------  ---------
Net income.................................................................................  $  19,744  $  51,621
Other comprehensive income:
Changes in market value of equity securities in excess of cost.............................      3,816      3,971
                                                                                             ---------  ---------
Comprehensive income.......................................................................  $  23,560  $  55,592
                                                                                             ---------  ---------
                                                                                             ---------  ---------

    Other assets includes the investments in NHP Plc and BCC as well as La Quinta intangible assets, furniture, fixtures and equipment, and other receivables.

8. DISTRIBUTIONS PAID TO SHAREHOLDERS

    On February 16, 1999, Realty paid a dividend of $0.46 per share of common stock, to shareholders of record on January 29, 1999. On March 31, 1999, Realty paid a dividend of $0.5625 per depository share of preferred stock to holders of record on March 15, 1999 of its 9.00% Series A cumulative redeemable preferred stock.

9. OTHER EXPENSES

    During the first quarter of 1999, the Companies recorded approximately $34,887,000 in other expenses.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

9. OTHER EXPENSES (CONTINUED)
    On May 10, 1999, The Meditrust Companies entered into a separation agreement with Abraham D. Gosman, former Director and Chairman of the Companies and Chief Executive Officer and Treasurer of Meditrust Operating Company. Under the terms of the separation agreement, Mr. Gosman will receive severance payments totaling $25,000,000 in cash and the continuation of certain life insurance benefits. The Meditrust Companies established a Special Committee of The Boards of Directors of Meditrust Corporation and Meditrust Operating Company (the "Special Committee") to evaluate the applicability of Mr. Gosman's employment contract and whether such severance or other payments were appropriate. Based on the results of the evaluation and recommendation of the Special Committee, the Boards of Directors concluded that the separation agreement was in the long-term best interest of the shareholders of the Companies and approved the separation agreement.

    The Companies incurred approximately $5,889,000 of non-recurring costs associated with the development and implementation of the Plan. These costs primarily relate to the early repayment and modification of certain debt and professional and other advisory fees.

    Also, in conjunction with the implementation of the Plan, which included a change in the focus of the lodging division to internal growth, La Quinta management performed a review of the front desk system under development for its lodging facilities, and made a decision to abandon the project. The decision was based primarily on management's intent to integrate the front desk system with new revenue management software, availability of more suitable and flexible externally developed software and a shift in information systems philosophy toward implementation of externally developed software and outsourcing of related support services. A charge of approximately $3,998,000 to write-off certain internal and external software development costs related to the project was recorded in the first quarter of 1999.

10. LA QUINTA MERGER

    On July 17, 1998, Realty completed its merger with La Quinta whereby La Quinta merged with and into Realty, with Realty as the surviving corporation.

    The following unaudited pro forma condensed combined consolidated results of operations of Realty and Operating Company have been prepared as if the La Quinta Merger had occurred on January 1, 1998.

                                                                        FOR THE QUARTER ENDED
                                                                            MARCH 31, 1998
                                                                        ----------------------
(Unaudited in thousands, except per share amounts)
Revenue...............................................................       $    241,561
Net income from continuing operations.................................       $     43,719
Basic earnings per paired common share from
  continuing operations...............................................       $        .32
Weighted average paired common shares outstanding.....................            134,708

    The pro forma condensed combined consolidated results do not purport to be indicative of results that would have occurred had the La Quinta Merger been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

11. EARNINGS PER SHARE

COMBINED CONSOLIDATED EARNINGS PER SHARE IS COMPUTED AS FOLLOWS:

                                                                                             FOR THE THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                             --------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                       1999       1998
                                                                                             ---------  ---------
Income from continuing operations..........................................................  $  14,875  $  43,705
Preferred stock dividends..................................................................     (3,938)
                                                                                             ---------  ---------
Income from continuing operations available to common shareholders.........................  $  10,937  $  43,705
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Average outstanding shares of paired common stock..........................................    147,983     91,428
Dilutive effect of:
  Contingently issuable shares.............................................................        363        143
  Stock options............................................................................        126        336
                                                                                             ---------  ---------
Dilutive potential paired common stock.....................................................    148,472     91,907
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Earnings per share:
  Basic....................................................................................  $    0.07  $    0.48
                                                                                             ---------  ---------
                                                                                             ---------  ---------
  Diluted..................................................................................  $    0.07  $    0.48
                                                                                             ---------  ---------
                                                                                             ---------  ---------

    Options to purchase 1,919,000 and 2,586,000 paired common shares at prices ranging from $21.85 to $36.46 were outstanding during the three months ended March 31, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the paired common shares. The options, which expire on dates ranging from October 2001 to October 2007, were still outstanding at March 31, 1999.

    Convertible debentures outstanding for the three months ended March 31, 1999 and 1998, representing 6,540,000 and 7,990,000 paired common shares if converted, respectively, are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

11. EARNINGS PER SHARE (CONTINUED)

MEDITRUST CORPORATION EARNINGS PER SHARE IS COMPUTED AS FOLLOWS:

                                                                                            FOR THE THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                           ----------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                      1999        1998
                                                                                           -----------  ---------
Income from continuing operations........................................................  $    43,091  $  44,640
Preferred stock dividends................................................................       (3,938)
                                                                                           -----------  ---------
Income from continuing operations available to common shareholders.......................  $    39,153  $  44,640
                                                                                           -----------  ---------
                                                                                           -----------  ---------
Average outstanding shares of common stock...............................................      149,288     92,734
Dilutive effect of:
  Contingently issuable shares...........................................................          363        143
  Stock options..........................................................................          126        336
                                                                                           -----------  ---------
Dilutive potential common stock..........................................................      149,777     93,213
                                                                                           -----------  ---------
                                                                                           -----------  ---------
Earnings per share:
  Basic..................................................................................  $      0.26  $    0.48
                                                                                           -----------  ---------
                                                                                           -----------  ---------
  Diluted................................................................................  $      0.26  $    0.48
                                                                                           -----------  ---------
                                                                                           -----------  ---------

    Options to purchase 1,919,000 and 2,586,000 paired common shares at prices ranging from $21.85 to $36.46 were outstanding during the three months ended March 31, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on dates ranging from October 2001 to October 2007, were still outstanding at March 31, 1999.

    Convertible debentures outstanding for the three months ended March 31, 1999 and 1998, representing 6,540,000 and 7,990,000 paired common shares if converted, respectively, are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

MEDITRUST OPERATING COMPANY EARNINGS PER SHARE IS COMPUTED AS FOLLOWS:

                                                                                            FOR THE THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                           ----------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                      1999        1998
                                                                                           -----------  ---------
Loss from continuing operations..........................................................  $   (28,216) $    (935)
Preferred stock dividends................................................................           --         --
                                                                                           -----------  ---------
Loss from continuing operations available to common shareholders.........................  $   (28,216) $    (935)
                                                                                           -----------  ---------
Average outstanding shares of common stock...............................................      147,983     91,428
Dilutive effect of:
  Contingently issuable shares
  Stock options..........................................................................
                                                                                           -----------  ---------
Dilutive potential common stock..........................................................      147,983     91,428
                                                                                           -----------  ---------
                                                                                           -----------  ---------
Earnings per share:
  Basic..................................................................................  $     (0.19) $   (0.01)
                                                                                           -----------  ---------
                                                                                           -----------  ---------
  Diluted................................................................................  $     (0.19) $   (0.01)
                                                                                           -----------  ---------
                                                                                           -----------  ---------

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

11. EARNINGS PER SHARE (CONTINUED)
    Convertible debentures outstanding for the three months ended March 31, 1999 and 1998, representing 6,540,000 and 7,990,000 paired common shares if converted, respectively, are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

    Operating Company holds common shares of Realty which are unpaired pursuant to a stock option plan approved by the shareholders. The common shares held totaled 1,305,377 as of March 31, 1999. These shares affect the calculations of Realty's net income per common share but are eliminated in the calculation of net income per paired common share for The Meditrust Companies.

12. TRANSACTIONS BETWEEN REALTY AND OPERATING COMPANY

    Operating Company leases hotel facilities from Realty and its subsidiaries. The hotel facility lease arrangements between Operating Company and Realty include base and additional rent provisions and require Realty to assume costs attributable to property taxes and insurance.

    In connection with certain acquisitions, Operating Company issued shares to Realty and recorded a receivable. Due to the affiliation of Realty and Operating Company, the receivable from Realty has been classified in Operating Company's shareholders' equity.

    Periodically, Realty and Operating Company issue shares under the Share Award Plan. Amounts due from Realty and Operating Company in connection with awards of shares under the Share Award Plan are shown as a reduction of shareholders' equity in the accompanying consolidated balance sheets of Realty and Operating Company, respectively.

    Realty provides certain services to Operating Company primarily related to general tax preparation and consulting, legal, accounting, and certain aspects of human resources. In the opinion of management, the costs associated with these services were not material and have been excluded from the financial statements.

13. SEGMENT REPORTING

MEASUREMENT OF SEGMENT PROFIT OR LOSS

    The Companies evaluate performance based on contribution from each reportable segment. Contribution is defined by the Companies as income from operations before interest expense, depreciation, amortization, gains and losses on sales of assets, provisions for losses on disposal or impairment of assets, income or loss from unconsolidated entities, income taxes and nonrecurring income and expenses. The measurement of each of these segments is made on a combined basis with revenue from external customers, and excludes lease income between Realty and Operating Company. The Companies account for Realty and Operating Company transactions as if the transactions were to third parties, that is, at current market prices. Segment contribution for the three months ended March 31, 1998 includes only healthcare. The lodging segment was acquired on July 17, 1998.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

13. SEGMENT REPORTING (CONTINUED)

    The following table presents information used by management by reported segment. The Companies do not allocate interest expense, income taxes or unusual items to segments.

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                             --------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                       1999       1998
                                                                                             ---------  ---------
Healthcare:
Rental income..............................................................................  $  43,712  $  43,656
Interest income............................................................................     34,202     38,579
Rental property operating costs............................................................     (2,254)    (1,265)
General and administrative expenses........................................................     (4,918)    (4,384)
                                                                                             ---------  ---------
Healthcare Contribution....................................................................     70,742     76,586
                                                                                             ---------  ---------

Lodging:
Room revenue...............................................................................    139,051
Guest services and other...................................................................      9,483
Operating expenses.........................................................................    (66,609)
General and administrative expenses (1)....................................................     (4,381)
Rental property operating costs............................................................     (6,653)
                                                                                             ---------
Lodging Contribution.......................................................................     70,891
                                                                                             ---------

Combined Contribution......................................................................    141,633     76,586
                                                                                             ---------  ---------
Reconciliation to Combined Consolidated Financial Statements:
Interest expense...........................................................................     66,657     25,417
Depreciation and amortization..............................................................     33,859     10,458
Amortization of goodwill...................................................................      5,308      1,576
Gain on sale of assets.....................................................................    (12,271)
Income from unconsolidated joint venture...................................................                  (111)
Other income...............................................................................       (856)   (26,000)
Other expenses.............................................................................     34,887     21,541
                                                                                             ---------  ---------
                                                                                               127,584     32,881
                                                                                             ---------  ---------
Income from continuing operations before benefit for income taxes..........................     14,049     43,705
Income tax benefit.........................................................................       (826)
                                                                                             ---------  ---------
Income from continuing operations..........................................................     14,875     43,705
Discontinued operations:
  Income from discontinued operations......................................................                 7,916
  Gain (loss adjustment) on disposal of discontinued operations............................      4,869
                                                                                             ---------  ---------
Net income.................................................................................     19,744     51,621
Preferred stock dividends..................................................................     (3,938)
                                                                                             ---------  ---------
  Net income available to Paired Common shareholders.......................................  $  15,806  $  51,621
                                                                                             ---------  ---------
                                                                                             ---------  ---------

------------------------

(1) Includes $267,000 of general and administrative expenses allocated to Operating related to maintaining the paired share structure.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

14. SUBSEQUENT EVENTS

    On April 1, 1999, the Companies settled the FEIT with MLI with a payment totaling approximately $89,840,000. MLI returned approximately 6,865,000 paired common shares representing all of the remaining outstanding paired common shares under the FEIT on that date.

    On April 8, 1999, Realty repaid $250,000,000 of its Tranche B term loan and cancelled a $250,000,000 swap contract. Both were scheduled to mature in July 1999.

    On April 14, 1999, the Board of Directors of Realty declared a dividend of $0.46 per share of common stock payable on May 14, 1999 to shareholders of record on April 30, 1999. This dividend relates to the quarter ended March 31, 1999.

    On May 10, 1999, the Meditrust Companies entered into a separation agreement with Abraham D. Gosman, former Director and Chairman of the Companies and Chief Executive Officer and Treasurer of Meditrust Operating Company. Under the terms of the separation agreement, Mr. Gosman will receive severance payments totaling $25,000,000 in cash and the continuation of certain life insurance benefits. The Meditrust Companies established a Special Committee to evaluate the applicability of Mr. Gosman's employment contract and whether such severance or other payments were appropriate. Based on the results of the evaluation and recommendation of the Special Committee, the Boards of Directors concluded that the separation agreement was in the long-term best interest of the shareholders of the Companies and approved the separation agreement.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    CERTAIN MATTERS DISCUSSED HEREIN CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE MEDITRUST COMPANIES (THE "COMPANIES"), CONSISTING OF MEDITRUST CORPORATION ("REALTY") AND MEDITRUST OPERATING COMPANY ("OPERATING"), INTEND SUCH FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS, AND ARE INCLUDING THIS STATEMENT FOR PURPOSES OF COMPLYING WITH THESE SAFE HARBOR PROVISIONS. ALTHOUGH THE COMPANIES BELIEVE THE FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, THE COMPANIES CAN GIVE NO ASSURANCE THAT THEIR EXPECTATIONS WILL BE ATTAINED. ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN OR CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND REAL ESTATE CONDITIONS, THE CONDITIONS OF THE CAPITAL MARKETS AT THE TIME OF THE PROPOSED SPIN-OFF OF THE HEALTHCARE DIVISION, THE IDENTIFICATION OF SATISFACTORY PROSPECTIVE BUYERS FOR THE NON-STRATEGIC ASSETS AND THE AVAILABILITY OF FINANCING FOR SUCH PROSPECTIVE BUYERS, THE AVAILABILITY OF EQUITY AND DEBT FINANCING FOR THE COMPANIES' CAPITAL INVESTMENT PROGRAM, INTEREST RATES, COMPETITION FOR HOTEL SERVICES IN A GIVEN MARKET, THE ENACTMENT OF LEGISLATION IMPACTING THE COMPANIES' STATUS AS A PAIRED SHARE REAL ESTATE INVESTMENT TRUST ("REIT") OR REALTY'S STATUS AS A REIT, THE FURTHER IMPLEMENTATION OF REGULATIONS GOVERNING PAYMENTS TO THE OPERATORS OF REALTY'S HEALTHCARE FACILITIES, UNANTICIPATED DELAYS OR EXPENSES ON THE PART OF THE COMPANIES AND THEIR SUPPLIERS IN ACHIEVING YEAR 2000 COMPLIANCE AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE FILINGS OF REALTY AND OPERATING WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"), INCLUDING, WITHOUT LIMITATION, JOINT QUARTERLY REPORTS ON FORM 10-Q, JOINT CURRENT REPORTS ON FORM 8-K AND 8-K/A, AND JOINT ANNUAL REPORTS ON FORM 10-K AND 10-K/A.

OVERVIEW

    The basis of presentation includes Management's Discussion and Analysis of Financial Condition and Results of Operations for the combined and separate SEC registrants. Management of the Companies believes that combined presentation is most beneficial to the reader.

    On November 5, 1997, Meditrust, a Massachusetts Business Trust ("Meditrust's Predecessor") merged with Santa Anita Realty Enterprises, Inc., with Santa Anita Realty Enterprises, Inc. as the surviving corporation, and Meditrust Acquisition Company merged with Santa Anita Operating Company, with Santa Anita Operating Company as the surviving corporation (hereafter referred to as the "Santa Anita Merger" or "Santa Anita Mergers"). Upon completion of the Santa Anita Mergers, Santa Anita Realty Enterprises, Inc. changed its corporate name to "Meditrust Corporation" and Santa Anita Operating Company changed its corporate name to "Meditrust Operating Company." The Santa Anita Mergers were accounted for as reverse acquisitions whereby Meditrust's Predecessor and Meditrust Acquisition Company were treated as the acquirers for accounting purposes. Accordingly, the financial history is that of Meditrust's Predecessor and Meditrust Acquisition Company prior to the Santa Anita Mergers.

    After completing the Santa Anita Merger, the Companies began pursuing a strategy of diversifying into additional new businesses. Implementation of this strategy included the evaluation of numerous potential acquisition targets. On January 3, and January 11, 1998, Realty entered into definitive merger agreements to acquire La Quinta Inns, Inc. and its wholly owned subsidiaries and its unincorporated partnership and joint venture (collectively "La Quinta" and "La Quinta Merger") and Cobblestone Holdings, Inc. and its wholly owned subsidiary (collectively "Cobblestone" and "Cobblestone Merger"), respectively. In February 1998, legislation was proposed which limited the ability of the Companies to

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

OVERVIEW (CONTINUED)
utilize the paired share structure. Accordingly, the Companies ceased any further evaluation of potential merger candidates and began a process of evaluating its healthcare portfolio.

    The Companies consummated the Cobblestone Merger and the La Quinta Merger on May 29, 1998 and July 17, 1998, respectively. On July 22, 1998, the President of the United States signed into law the Internal Revenue Service Restructuring and Reform Act of 1998 (the "Reform Act"), which limits the Companies' ability to continue to grow through use of the paired share structure. While the Companies' use of the paired share structure in connection with the Cobblestone Merger and the La Quinta Merger was "grandfathered" under the Reform Act, the ability to continue to use the paired share structure to acquire additional real estate and operating businesses conducted with the real estate assets (including the golf and lodging industries) was substantially limited. In addition, during the summer of 1998, the debt and equity capital markets available to REITs deteriorated, thus limiting the Companies' access to cost-efficient capital.

    The Companies began an analysis of the impact of the Reform Act, the Companies' limited ability to access the capital markets, and the operating strategy of the Companies' existing businesses. This analysis included advice from outside professional advisors and presentations by management on the different alternatives available to the Companies. The analysis culminated in the development of a comprehensive restructuring plan (the "Plan") designed to strengthen the Companies' financial position and clarify its investment and operating strategy by focusing on the healthcare and lodging business segments.

    The Plan was announced on November 12, 1998 and included the following components:

    - Pursue the separation of the Companies' primary businesses, healthcare and lodging, by creating two separately traded publicly listed REITs. The Companies intend to spin off the healthcare financing business into a stand-alone REIT;

    - Continue to operate the Companies' healthcare and lodging businesses using the existing paired share REIT structure until the healthcare spin-off takes place;

    - Sell more than $1 billion of non-strategic assets, including the portfolio of golf-related real estate and operating properties ("Cobblestone Golf Group"), the Santa Anita Racetrack and approximately $550 million of non-strategic healthcare properties;

    - Use the proceeds from these asset sales to achieve significant near-term debt reduction;

    - Settle the Companies' forward equity issuance transaction ("FEIT") with Merrill Lynch;

    - Reduce capital investments to reflect the current operating condition in each industry;

    - Reset Realty's annual dividend to $1.84 per common share, an amount that Realty deemed sustainable and comparable to its peer groups.

    Following the announcement of the Plan, the Companies classified the golf and horseracing activities as discontinued operations for financial reporting purposes. Accordingly, management's discussion and analysis of financial condition and results of operations is focused on the Companies' primary businesses, healthcare and lodging.

    The joint annual report on Form 10-K, filed for the year ended December 31, 1998, summarized progress in implementing, and in some cases completing, significant components of the Plan during

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

OVERVIEW (CONTINUED)
1998 and in early 1999. This joint quarterly report on Form 10-Q provides an update since that document was filed.

THE MEDITRUST COMPANIES--COMBINED RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 VS THREE MONTHS ENDED MARCH 31, 1998

    Revenue for the three months ended March 31, 1999, was $227,304,000 compared to $108,235,000 for the three months ended March 31, 1998, an increase of $119,069,000. Revenue growth was primarily attributable to the addition of hotel operating revenues of $148,534,000, which was partially offset by a net decrease to rental and interest income of $4,321,000. The decrease resulted from mortgage repayments received over the last year net of the effect of increased mortgage investments made during the same period. Other non-recurring income for the three months ended March 31, 1999 was $856,000, which arose from lease breakage fees received from the sale of healthcare-owned properties. Other non-recurring income for the three months ended March 31, 1998 was $26,000,000, which arose from prepayment fees collected from a significant mortgage repayment. There are no comparative hotel operating revenues for the three months ended March 31, 1998 as the La Quinta Merger was not consummated until July 17, 1998, however, certain factors can be compared to the predecessor entity. Hotel operating revenues generally are measured as a function of the average daily rate ("ADR") and occupancy. The ADR increased to $61.73 in 1999 from $60.92 in 1998, an increase of $0.81 or 1.3%. Occupancy percentage increased .5 percentage points to 67.1% in 1999 from 66.6% in 1998. Revenue per available room ("RevPAR"), which is the product of occupancy percentage and ADR, increased 2.2% over 1998.

    For the three months ended March 31, 1999, total recurring operating expenses were $84,815,000 compared to $5,649,000 for the three months ended March 31, 1998, an increase of $79,166,000. This increase was primarily attributable to the addition of hotel expenses which include operating expenses of $66,609,000, general and administrative expenses of $4,381,000 which includes $4,114,000 in overhead for the lodging segment and $267,000 for expenses of the paired share structure and rental property operating expenses relating to the hotels of $6,653,000. Hotel operating and general and administrative expenses include costs associated with the operation such as salaries, wages, utilities, repair and maintenance, credit card discounts and room supplies as well as corporate expenses, such as the costs of general management, office rent, training and field supervision of hotel managers and other marketing and administrative expenses. Rental property operating costs attributed to the lodging segment principally consist of property taxes on hotel facilities. For the three months ended March 31, 1999, rental property operating expenses attributable to the healthcare business were $2,254,000 compared to $1,265,000 for the three months ended March 31, 1998, an increase of $989,000. The increase was primarily a result of expenses associated with medical office buildings purchased over the last twelve months. Rental property operating expenses attributed to the healthcare business principally consist of expenses for the management and operation of medical office buildings. General and administrative expenses related to healthcare increased by $534,000 primarily due to increases in state franchise taxes resulting from acquisitions made over the last twelve months.

    The Companies consider contribution from each primary business in evaluating performance. Contribution includes revenue from each business, excluding non-recurring or unusual income, less operating expenses, rental property operating expenses and general and administrative expenses. The combined contribution of the healthcare and lodging businesses was $141,633,000 for the three months

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 1999 VS THREE MONTHS ENDED MARCH 31, 1998 (CONTINUED) ended March 31, 1999, of which $70,742,000 related to healthcare and $70,891,000 related to lodging. The contribution of the healthcare business decreased $5,844,000 from $76,586,000 for the comparative three months ended March 31, 1998. The decrease was primarily a result of the impact on revenue of mortgage repayments made over the last year and increases to state franchise taxes related to mergers completed in the last year.

    The lodging contribution was $70,891,000 or 47.7% of lodging revenues during the three months ended March 31, 1999, compared to 46.2% for the same period in 1998. This improvement is reflective of a greater number of Inn & Suites hotels which generally operate at higher margins than La Quinta Inns and a continuing focus on cost controls and reduced corporate overhead.

    Interest expense increased by $41,240,000 due to increases in the borrowing rate and in debt outstanding as a result of a new bank facility added in 1998, the acquisitions of La Quinta and Cobblestone, net of amounts repaid from various asset sales made over the past year. Depreciation and amortization increased by $27,133,000 which was primarily a result of increased real estate investments and amortization of goodwill from the La Quinta acquisition completed on July 17, 1998.

ASSET SALES

    During the three months ended March 31, 1999, Realty realized gains on the sale of healthcare real estate assets of $12,271,000. Sales of healthcare properties were completed pursuant to the Plan and included one rehabilitation facility, one long-term care facility, and 15 assisted living facilities. Realty also sold a hotel and land held for development on which there was no gain or loss realized.

OTHER EXPENSES

    During the first quarter of 1999, the Companies recorded approximately $34,887,000 in other expenses.

    On May 10, 1999, the Meditrust Companies entered into a separation agreement with Abraham D. Gosman, former Director and Chairman of the Companies and Chief Executive Officer and Treasurer of Meditrust Operating Company. Under the terms of the separation agreement, Mr. Gosman will receive severance payments totaling $25,000,000 in cash and the continuation of certain life insurance benefits. The Meditrust Companies established a Special Committee of The Boards of Directors of Meditrust Corporation and Meditrust Operating Company (the "Special Committee") to evaluate the applicability of Mr. Gosman's employment contract and whether such severance or other payments were appropriate. Based on the results of the evaluation and recommendation of the Special Committee, the Boards of Directors concluded that the separation agreement was in the long-term best interest of the shareholders of the Companies and approved the separation agreement.

    The Companies incurred approximately $5,889,000 of non-recurring costs associated with the development and implementation of the Plan. These costs primarily relate to the early repayment and modification of certain debt and professional and other advisory fees.

    Also, in conjunction with the implementation of the Plan, which included a change in the focus of the lodging division to internal growth, La Quinta management performed a review of the front desk system under development for its lodging facilities, and made a decision to abandon the project. The decision was based primarily on management's intent to integreate the front desk system with new revenue, management software, availability of more suitable and flexible externally developed software and a shift

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 1999 VS THREE MONTHS ENDED MARCH 31, 1998 (CONTINUED) in information systems philosophy toward implementation of externally developed software and outsourcing of related support services. A charge of approximately $3,998,000 to write-off certain internal and external software development costs related to the project was recorded in the first quarter of 1999.

DISCONTINUED OPERATIONS

    As part of the Plan, the Companies sold the Santa Anita Racetrack during the fourth quarter of 1998 and sold the Cobblestone Golf Group during the first quarter of 1999. The Companies have reflected the financial results for 1999 and 1998 of Santa Anita and Cobblestone as discontinued operations. During the first quarter of 1999, the Companies adjusted the provision for loss on disposal of the Cobblestone Golf Group by recording a gain of approximately $2,944,000 which includes an estimate of a working capital adjustment to the final selling price. In addition, during the first quarter the Companies recorded $1,875,000 as an adjustment to the estimated selling price of the Santa Anita Racetrack. The Companies anticipate the final adjustments for both of these transactions will be finalized during 1999.

NET INCOME

    The resulting net income available for common shareholders, after deducting preferred share dividends, for the three months ended March 31, 1999, was $15,806,000 compared to net income of $51,621,000 for the three months ended March 31, 1998. The net income per paired common share (diluted) for the three months ended March 31, 1999 was $0.11 compared to net income per paired common share (diluted) of $0.56 for the three months ended March 31, 1998. The per paired common share amount decreased primarily due to other expenses and the issuance of additional paired common shares to consummate the Cobblestone Merger and the La Quinta Merger, of 8,177,000 and 43,280,000, respectively.

THE MEDITRUST COMPANIES--COMBINED LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

    The principal source of cash to be used to fund the Companies' future operating expenses, interest expense, recurring capital expenditures and distribution payments will be cash flow provided by operating activities. The Companies anticipate that cash flow provided by operating activities will provide the necessary funds on a short and long-term basis to meet operating cash requirements including all distributions to shareholders.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

    On July 17, 1998, Realty entered into a credit agreement (the "Credit Agreement") which provided Realty with up to $2,250,000,000 in credit facilities, replacing Realty's then existing $365,000,000 revolving credit facilities. The Credit Agreement provided for borrowings in four separate tranches (each a "Tranche"): Tranche A, a $1,000,000,000 revolving loan, amounts of which if repaid may be reborrowed, which matures July 17, 2001; Tranche B, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 1999 with a $250,000,000 mandatory principal payment on April 17, 1999; Tranche C, a term loan in the amount of $250,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 1999 with a six month extension option which management intends to exercise for a fee of 12.5 basis points; and Tranche D, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 2001.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

THE MEDITRUST COMPANIES--COMBINED LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
    On November 23, 1998, Realty amended its Credit Agreement to provide for Realty's cash repayment of a portion of its FEIT, the amendment of certain financial covenants to accommodate asset sales, to exclude the impact of non-recurring charges in certain covenant calculations, and to provide for future operating flexibility. The amendment also provided for an increase to the LIBOR pricing of the credit facility by approximately 125 basis points, and the pledge of stock of the Companies' subsidiaries. This pledge of subsidiary stock also extended on a pro rata basis to entitled bondholders. Realty also agreed to a 25 basis point increase to the LIBOR pricing in the event that an equity offering of at least $100,000,000 had not been completed by February 1, 1999. On February 1, 1999 this increase went into effect.

    On January 8, 1999, Realty repaid $250,000,000 of its Tranche B term loan that was scheduled to mature on April 17, 1999.

    On March 10, 1999, Realty reached a second agreement with its bank group to further amend the Credit Agreement. The second amendment, which is effective upon the successful completion of the sale of Cobblestone Golf Group, provides for a portion of the sale proceeds to be applied to the FEIT. The second amendment also provides for, among other things, upon the sale of Cobblestone Golf Group, elimination of limitations on certain healthcare investments and lowering the commitment on the revolving tranche to $850,000,000.

    On March 10, 1999, the Companies entered into an agreement with Merrill Lynch International, a UK-based broker/dealer subsidiary of Merrill Lynch & Co., Inc. (collectively with its agent and successor in interest, "MLI") and certain of its affiliates to use the proceeds from the sale of the Cobblestone Golf Group in excess of $300,000,000 to repurchase all or a portion of the remaining paired common shares, outstanding under the FEIT. MLI agreed not to sell any of the remaining paired common shares outstanding under the FEIT until March 31, 1999, while the Companies completed the sale of Cobblestone Golf Group. On March 31, 1999, the Companies completed the sale of Cobblestone Golf Group and on April 1, 1999, the Companies settled the FEIT by paying MLI $89,840,000 for the repurchase of 6,865,000 paired common shares.

    As of March 31, 1999, approximately $2,488,000 in charges related to the Plan remained unpaid. Payments made during the quarter included professional and advisory fees and severance paid to former employees.

    As of March 31, 1999, the Companies' gross real estate investments totaled approximately $5,280,995,000 consisting of 219 long-term care facilities, 142 retirement and assisted living facilities, 34 medical office buildings, one acute care hospital campus, seven other healthcare facilities and 293 hotel facilities in service with 9 more under construction. At March 31, 1999, Realty was committed to provide additional financing of approximately $97,000,000 relating to four long-term care facilities, 9 assisted living facilities and 9 hotel facilities currently under construction as well as additions to existing facilities in the portfolio.

    The Companies had shareholders' equity of $2,890,828,000 and debt constituted 48% of the Companies' total capitalization as of March 31, 1999.

    On April 8, 1999, Realty repaid $250,000,000 of its Tranche B term loan and cancelled a $250,000,000 Swap Contract. Both were scheduled to mature on July 17, 1999.

    On April 14, 1999, the Board of Directors of Realty declared a dividend of $0.46 per share of common stock payable on May 14, 1999 to shareholders of record on April 30, 1999. This dividend relates to the quarter ended March 31, 1999.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

THE MEDITRUST COMPANIES--COMBINED LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
    Of the $850,000,000 revolving tranche commitment, $242,000,000 was available at May 5, 1999, at Realty's option of the base rate (9.75%) or LIBOR plus 2.875% (7.8125% at May 5, 1999).

    The Companies have an effective shelf registration statement on file with the SEC under which the Companies may issue $1,825,000,000 of securities including shares, preferred stock, debt, series common stock, convertible debt and warrants to purchase shares, preferred shares, debt, series common stock and convertible debt.

    The Companies believe that their various sources of capital are adequate to finance their operations as well as their existing commitments, including the acquisition and/or mortgage financing of certain healthcare facilities, the completion of the La Quinta Inn & Suites currently under development and repayment of the debt maturing in 1999.

COMBINED FUNDS FROM OPERATIONS

    Combined Funds from Operations of the Companies was $73,946,000 and $59,085,000 for the three months ended March 31, 1999 and 1998, respectively.

    Management considers Funds from Operations to be a key external measurement of REIT performance. Funds from Operations represents net income or loss available to common shareholders (computed in accordance with generally accepted accounting principles), excluding real estate related depreciation, amortization of goodwill and certain intangible assets, gains and losses from the sale of assets and non-recurring income and expenses. For 1999 and 1998, non-recurring income primarily consists of gains attributable to the prepayment of loans and lease breakage fees. Non-recurring expenses include charges related to a separation agreement, comprehensive restructuring costs, write-off of other capitalized costs related to terminated projects, asset impairments and provisions on other assets and receivables unrelated to primary businesses. Funds from Operations should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing, or financing activities as a measure of liquidity. Funds from Operations does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

    The following reconciliation of net income and loss available to common shareholders to Funds from Operations illustrates the difference between the two measures of operating performance for the three months ended March 31, 1999 and 1998. Certain reconciling items include amounts reclassified from income from operations or gain on disposal of discontinued operations and, accordingly, do not necessarily agree to revenue and expense captions in the Companies' financial statements.

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                             --------------------
(IN THOUSANDS)                                                                                 1999       1998
                                                                                             ---------  ---------
Net income available to common shareholders................................................  $  15,806  $  51,621
  Depreciation of real estate and intangible amortization..................................     38,273     11,923
  Gains on sales of assets.................................................................    (14,594)
  Other income.............................................................................       (856)   (26,000)
  Other expenses...........................................................................     35,317     21,541
                                                                                             ---------  ---------
Funds from Operations......................................................................  $  73,946  $  59,085
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Weighted average paired common shares outstanding:
Basic......................................................................................    147,983     91,428
Diluted....................................................................................    148,472     91,907

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

REALTY--RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 VS. THREE MONTHS ENDED MARCH 31, 1998

    Revenue for the three months ended March 31, 1999 was $153,676,000 compared to $108,379,000 for the three months ended March 31, 1998, an increase of $45,297,000. Revenue growth was primarily attributable to the addition of rent and royalty income of $71,868,000 from Operating, related to hotel facilities acquired in the La Quinta Merger and the addition of revenues of $3,210,000 from hotels operated by Realty. These increases were partially offset by a net decrease to rental and interest income of $4,637,000. The decrease resulted primarily from mortgage repayments received over the last year net of the affect of increased mortgage investments made during the same period. Other non-recurring income for the three months ended March 31, 1999 was $856,000, which arose from lease breakage fees received from the sale of healthcare-owned properties. Other non-recurring income for the three months ended March 31, 1998 was $26,000,000, which arose from prepayment fees collected from a significant mortgage repayment.

    For the three months ended March 31, 1999, total recurring expenses increased by $76,158,000. Interest expense increased $41,130,000 due to increases in debt outstanding resulting from additional real estate investments made over the past year and the acquisitions of La Quinta and Cobblestone. Depreciation and amortization increased by $25,312,000 which was primarily a result of increased real estate investments and amortization of goodwill from the La Quinta Merger completed on July 17, 1998. General and administrative expenses increased by $1,124,000 primarily due to a higher level of operating costs associated with the management and activity of the portfolio and as a result of the La Quinta Merger. Rental and hotel property operating expenses increased by $8,592,000 primarily due to property taxes incurred at hotel facilities, expenses related to the operation of two hotels and management and operation of medical office buildings that were purchased in 1998.

ASSET SALES

    During the three months ended March 31, 1999, Realty realized gains on the sale of healthcare real estate assets of $12,271,000. Sales of healthcare properties were completed pursuant to the Plan and included one rehabilitation facility, one long-term care facility, and 15 assisted living facilities. Realty also sold a hotel and land held for development on which there was no gain or loss realized.

OTHER EXPENSES

    During the three months ended March 31, 1999, other non-recurring expenses of $4,389,000 were incurred which related to the Plan. Proceeds of asset sales completed in December 1998 were used to repay debt prior to maturity and de-lever the balance sheet. As a result, approximately $3,907,000 of capitalized debt costs and $482,000 of breakage fees associated with swap contracts on repaid debt and other items were charged off.

DISCONTINUED OPERATIONS

    Pursuant to the Plan, Realty has classified golf and horseracing activities as discontinued operations for financial reporting purposes. Accordingly, Realty has presented as discontinued operations approximately $16,094,000 of gains on disposal of the golf and horseracing segments during the three months ended March 31, 1999. Realty has recorded a gain of $9,439,000 related to the sale of the Cobblestone Golf Group, which was sold on March 31, 1999. The horseracing segment was sold on December 10, 1998. During the first quarter of 1999, a gain of $6,655,000 was recorded which related to

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 1999 VS. THREE MONTHS ENDED MARCH 31, 1998 (CONTINUED) an adjustment of the selling price between Realty and Operating. For the three months ended March 31, 1998, Realty has presented income from discontinued operations of $7,062,000, which was related to the horseracing segment.

NET INCOME

    The resulting net income available for common shareholders, after deducting preferred share dividends, for the three months ended March 31, 1999, was $55,247,000 compared to net income of $51,702,000 for the three months ended March 31, 1998. The net income per common share (diluted) for the three months ended March 31, 1999 was $0.37 compared to net income per common share (diluted) of $0.55 for the three months ended March 31, 1998. The per common share amount decreased primarily due to the issuance of additional common shares to consummate the Cobblestone Merger and the La Quinta Merger, of 8,177,000 and 43,280,000, respectively.

REALTY--LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

    The principal source of cash to be used to fund Realty's future operating expenses, interest expense, recurring capital expenditures and distribution payments will be cash flow provided by operating activities. Realty anticipates that cash flow provided by operating activities will provide the necessary funds on a short and long-term basis to meet operating cash requirements including all distributions to shareholders.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

    Realty provides funding for new investments and costs associated with the restructuring through a combination of long-term and short-term financing including, both debt and equity, as well as the sale of assets. Realty obtains long-term financing through the issuance of shares, long-term unsecured notes, convertible debentures and the assumption of mortgage notes. Realty obtains short-term financing through the use of bank lines of credit, which are replaced with long-term financing as appropriate. From time to time, Realty may utilize interest rate caps or swaps to attempt to hedge interest rate volatility. It is Realty's objective to match mortgage and lease terms with the terms of its borrowings. Realty attempts to maintain an appropriate spread between its borrowing costs and the rate of return on its investments. When development loans convert to sale/leaseback transactions or permanent mortgage loans, the base rent or interest rate, as appropriate, is fixed at the time of such conversion. There is, however, no assurance that Realty will satisfactorily achieve, if at all, the objectives set forth in this paragraph.

    On July 17, 1998, Realty entered into a Credit Agreement which provided Realty with up to $2,250,000,000 in credit facilities, replacing Realty's then existing $365,000,000 revolving credit facilities. The Credit Agreement provided for borrowings in four separate Tranches: Tranche A, a $1,000,000,000 revolving loan, amounts of which if repaid may be reborrowed, which matures July 17, 2001; Tranche B, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 1999 with a $250,000,000 mandatory principal payment on April 17, 1999; Tranche C, a term loan in the amount of $250,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 1999 with a six month extension option which management intends to exercise for a fee of 12.5 basis points; and Tranche D, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 2001.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

REALTY--LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
    On November 23, 1998, Realty amended its Credit Agreement to provide for Realty's cash repayment of a portion of its FEIT, the amendment of certain financial covenants to accommodate asset sales, to exclude the impact of non-recurring charges in certain covenant calculations, and to provide for future operating flexibility. The amendment also provided for an increase to the LIBOR pricing of the credit facility by approximately 125 basis points, and the pledge of stock of the Companies' subsidiaries. This pledge of subsidiary stock also extended on a pro rata basis to entitled bondholders. Realty also agreed to a 25 basis point increase to the LIBOR pricing in the event that an equity offering of at least $100,000,000 had not been completed by February 1, 1999. On February 1, 1999 this increase went into effect.

    On January 8, 1999, Realty repaid $250,000,000 of its Tranche B term loan that was scheduled to mature on April 17, 1999.

    On March 10, 1999, Realty reached a second agreement with its bank group to further amend the Credit Agreement. The second amendment, which is effective upon the successful completion of the sale of Cobblestone Golf Group, provides for a portion of the sale proceeds to be applied to the FEIT. The second amendment also provides for, among other things, upon the sale of Cobblestone Golf Group, elimination of limitations on certain healthcare investments and lowering the commitment on the revolving tranche to $850,000,000.

    On March 10, 1999, the Companies entered into an agreement with MLI and certain of its affiliates to use the proceeds from the sale of the Cobblestone Golf Group in excess of $300,000,000 to repurchase all or a portion of the remaining paired common shares, outstanding under the FEIT. MLI agreed not to sell any shares of the remaining paired common shares until March 31, 1999, while the Companies completed the sale of Cobblestone Golf Group. On March 31, 1999, the Companies completed the sale of Cobblestone Golf Group and on April 1, 1999, the Companies settled the FEIT by paying MLI $89,840,000 for the repurchase of 6,865,000 paired common shares.

    As of March 31, 1999, approximately $907,000 in charges related to the Plan remained unpaid. Payments made during the quarter included professional and advisory fees and severance paid to former employees.

    As of March 31, 1999, Realty's gross real estate investments totaled approximately $5,260,981,000 consisting of 219 long-term care facilities, 142 retirement and assisted living facilities, 34 medical office buildings, one acute care hospital campus, seven other healthcare facilities and 291 hotel facilities in service with 9 more under construction. At March 31, 1999, Realty was committed to provide additional financing of approximately $97,000,000 relating to four long-term care facilities, 9 assisted living facilities and 9 hotel facilities currently under construction as well as additions to existing facilities in the portfolio.

    Realty had shareholders' equity of $2,852,825,000 and debt constituted 49% of Realty's total capitalization as of March 31, 1999.

    On April 1, 1999, the Companies fully settled, in cash, the FEIT.

    On April 8, 1999, Realty repaid $250,000,000 of its Tranche B term loan and cancelled a $250,000,000 swap contract. Both were scheduled to mature on July 17, 1999.

    On April 14, 1999, the Board of Directors of Realty declared a dividend of $0.46 per share of common stock payable on May 14, 1999 to shareholders of record on April 30, 1999. This dividend relates to the quarter ended March 31, 1999.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

REALTY--LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
    Of the $850,000,000 revolving tranche commitment, $242,000,000 was available at May 5, 1999, at Realty's option of the base rate (9.75%) or LIBOR plus 2.875% (7.8125% at May 5, 1999).

    The Companies have an effective shelf registration statement on file with the SEC under which the Companies may issue $1,825,000,000 of securities including shares, preferred stock, debt, series common stock, convertible debt and warrants to purchase shares, preferred shares, debt, series common stock and convertible debt.

    Realty believes that various sources of capital are adequate to finance operations as well as existing commitments, including the acquisition and/or mortgage financing of certain healthcare facilities, the completion of the La Quinta Inn & Suites currently under development and repayment of the debt maturing in 1999.

OPERATING--RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 VS. THREE MONTHS ENDED MARCH 31, 1998

    Operating has derived its revenue primarily from hotel operations since the consummation of the La Quinta Merger on July 17, 1998. Hotel revenues for the three months ended March 31, 1999 were $145,324,000. Approximately $139,051,000 or 96% of hotel revenues were derived from room rentals. Hotel operating revenues generally are measured as a function of the ADR and occupancy percentage. The ADR for the three months ended March 31,1999 was $61.73 compared to ADR for the three months ended March 31,1998 of $60.92, an increase of $.81 or 1.3%. Occupancy percentage increased to 67.1% from 66.6%, an increase of .5 percentage points. RevPar, which is a product of the occupancy percentage and ADR, increased 2.2% in the three months ended March 31,1999 over the three months ended March 31,1998. Other sources of hotel revenues during the three months ended March 31,1999 include guest services revenue of approximately $3,465,000 derived from charges to guests for long distance service, fax use and laundry service and approximately $2,172,000 related to meeting and banquet rentals, restaurant rental and management services, which were earned during the three months ended March 31, 1999. Commission revenue of approximately $636,000 was earned on phone, movie and vending services. Interest and other income was $172,000 for the three months ended March 31, 1999 compared to $67,000 for the same period in 1998. For the three months ended March 31, 1998, Operating derived its revenue from horseracing which is now classified as discontinued operations.

    For the three months ended March 31,1999, total recurring expenses were $144,040,000 compared to $1,002,000 for the same period in 1998. Expenses for the three months ended March 31, 1999 were primarily attributable to the addition of hotel operating expenses, interest, rent and royalties paid to Realty. For the three months ended March 31, 1998, Operating expenses were related to horseracing, which is now classified as discontinued operations. Hotel operating costs consist of operating expenses, overhead and general and administrative expenses of Operating. For the three months ended March 31, 1999, total hotel operating costs were $70,040,000, including $4,114,000 of overhead expenses and general and administrative expenses of $267,000. Salaries, wages and related costs, represent approximately 40.8% of total hotel operating costs. Other major categories of lodging operating expense include utilities, supplies, advertising and administrative costs. General and administrative expenses related to Operating for the three months ended March 31, 1998 were $590,000. Interest, royalty and rent expenses due to Realty of $71,868,000 as well as $110,000 of interest due to third parties were incurred

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 1999 VS. THREE MONTHS ENDED MARCH 31, 1998 (CONTINUED) during the three months ended March 31,1999 compared to $211,000 for the same period in 1998. Depreciation and amortization expense for the three months ended March 31, 1999 were $2,022,000 compared to $201,000 for the same period in 1998. The increase was primarily related to depreciation of furniture and fixtures and other intangible assets acquired in the La Quinta Merger.

    At May 1,1999, La Quinta operated 297 hotels (including 232 inns and 65 Inn & Suites) with approximately 38,000 rooms, compared to 280 hotels (including 233 inns and 47 Inn & Suites) with approximately 36,000 rooms at the merger date of July 17, 1998. La Quinta's unit growth program is based primarily on the construction of new Inn & Suites hotels. La Quinta anticipates opening all 5 of its Inns & Suites under construction by the end of the second quarter of 1999.

OTHER EXPENSES

    During the first quarter of 1999, Operating recorded approximately $30,498,000 in other expenses.

    On May 10, 1999, the Meditrust Companies entered into a separation agreement with Abraham D. Gosman, former Director and Chairman of the Companies and Chief Executive Officer and Treasurer of Meditrust Operating Company. Under the terms of the separation agreement, Mr. Gosman will receive severance payments totaling $25,000,000 in cash and the continuation of certain life insurance benefits. The Meditrust Companies established a Special Committee to evaluate the applicability of Mr. Gosman's employment contract and whether such severance or other payments were appropriate. Based on the results of the evaluation and recommendation of the Special Committee, the Boards of Directors concluded that the separation agreement was in the long-term best interest of the shareholders of the Companies and approved the separation agreement.

    In conjunction with the implementation of the Plan, which included a change in the focus of the lodging division to internal growth, La Quinta management performed a review of the front desk system under development for its lodging facilities, and made a decision to abandon the project. The decision was based primarily on management's intent to integrate the front desk system with new revenue management software, availability of more suitable and flexible externally developed software and a shift in information systems philosophy toward implementation of externally developed software and outsourcing of related support services. A charge of approximately $3,998,000 to write-off certain internal and external software development costs related to the project was recorded in the first quarter of 1999. Operating also incurred approximately $1,500,000 of non-recurring costs associated with professional advisory fees.

DISCONTINUED OPERATIONS

    Pursuant to the Plan, Operating has classified golf and horseracing activities as discontinued operations for financial reporting purposes. Accordingly, Operating has presented as discontinued operations approximately $11,225,000 of losses on disposal from the golf and horseracing segments during the three months ended March 31, 1999. Operating has recorded a loss of $6,445,000 related to the sale of the Cobblestone Golf Group, which was sold on March 31, 1999. The loss includes an estimate of working capital balances at the sale date which will be adjusted when a final accounting is complete. The horseracing segment was sold on December 10, 1998. During the three months ended March 31, 1999, a loss of $6,655,000 was recorded which related to an adjustment of the selling price between Realty and Operating. This loss was partially offset by an estimated gain of $1,875,000 arising from an adjustment relating to working capital balances at the sale date which are being finalized. Operating anticipates final adjustments on the disposal of the golf and horseracing segments to be completed during 1999. For the three months ended March 31, 1998, Realty has presented income from discontinued operations of $854,000, which was related to the horseracing segment.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 1999 VS. THREE MONTHS ENDED MARCH 31, 1998 (CONTINUED)

NET LOSS

    The resulting net loss available for common shareholders for the three months ended March 31, 1999, was $39,441,000 compared to $81,000 for the three months ended March 31, 1998. The net loss per common share for the three months ended March 31, 1999 was $0.27 compared to $0.00 for the three months ended March 31, 1998. The per common share amount decreased primarily due to the loss on disposal of assets of discontinued operations, other expenses and the issuance of additional common shares to consummate the Cobblestone Merger and the La Quinta Merger, of 8,177,000 and 43,280,000, respectively.

OPERATING--LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

    The principal source of cash to be used to fund Operating's future operating expenses and recurring capital expenditures will be cash flow provided by operating activities. Operating anticipates that cash flow provided by operating activities will provide the necessary funds on a short and long-term basis to meet operating cash requirements.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

    Operating provides funding for costs associated with the restructuring through a combination of long-term and short-term financing including, both debt and equity, as well as the sale of assets. Operating obtains long-term financing through the issuance of common shares and unsecured notes. Operating obtains short-term financing through borrowings from Realty. There is, however, no assurance that the Companies will satisfactorily achieve, if at all, the objectives set forth in this paragraph.

    On July 17, 1998, Realty entered into a Credit Agreement which provided Realty with up to $2,250,000,000 in credit facilities, replacing Realty's then existing $365,000,000 revolving credit facilities. The Credit Agreement provided for borrowings in four separate Tranches: Tranche A, a $1,000,000,000 revolving loan, amounts of which if repaid may be reborrowed, which matures July 17, 2001; Tranche B, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 1999 with a $250,000,000 mandatory principal payment on April 17, 1999; Tranche C, a term loan in the amount of $250,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 1999 with a six month extension option which management intends to exercise for a fee of 12.5 basis points; and Tranche D, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 2001.

    On November 23, 1998, Realty amended its Credit Agreement to provide for Realty's cash repayment of a portion of its FEIT, the amendment of certain financial covenants to accommodate asset sales, to exclude the impact of non-recurring charges in certain covenant calculations, and to provide for future operating flexibility. The amendment also provided for an increase to the LIBOR pricing of the credit facility by approximately 125 basis points, and the pledge of stock of the Companies' subsidiaries. This pledge of subsidiary stock also extended on a pro rata basis to entitled bondholders. Realty also agreed to a 25 basis point increase to the LIBOR pricing in the event that an equity offering of at least $100,000,000 had not been completed by February 1, 1999. On February 1, 1999 this increase went into effect.

THREE MONTHS ENDED MARCH 31, 1999 VS. THREE MONTHS ENDED MARCH 31, 1998 (CONTINUED)
    On March 10, 1999, Realty reached a second agreement with its bank group to further amend the Credit Agreement. The second amendment, which is effective upon the successful completion of the sale of Cobblestone Golf Group, provides for a portion of the sale proceeds to be applied to the FEIT. The second amendment also provides for, among other things, upon the sale of Cobblestone Golf Group, elimination of limitations on certain healthcare investments and lowering the commitment on the revolving tranche to $850,000,000.

    On March 10, 1999, the Companies entered into an agreement with MLI and certain of its affiliates to use the proceeds from the sale of the Cobblestone Golf Group in excess of $300,000,000 to repurchase all or a portion of the remaining paired common shares outstanding under the FEIT. MLI agreed not to sell any shares of the remaining paired common shares until March 31, 1999, while the Companies completed the sale of Cobblestone Golf Group. On March 31, 1999, the Companies completed the sale of Cobblestone Golf Group and on April 1, 1999, the Companies settled the FEIT by paying MLI $89,840,000 for the repurchase of 6,865,000 paired common shares.

    As of March 31, 1999, approximately $1,581,000 in charges related to the Plan remained unpaid. Payments made during the quarter included professional and advisory fees and severance paid to former employees.

    Operating had shareholders' equity of $35,961,000 as of March 31, 1999.

    The Companies have an effective shelf registration statement on file with the SEC under which the Companies may issue $1,825,000,000 of securities including shares, preferred stock, debt, series common stock, convertible debt and warrants to purchase shares, preferred shares, debt, series common stock and convertible debt.

    Operating believes that various sources of capital available over the next twelve months are adequate to finance operations as well as pending acquisitions. Over the next twelve months, as Operating identifies appropriate operating or investment opportunities, Operating may raise additional capital through the sale of shares, series common stock or preferred stock, or through the issuance of long-term debt.

YEAR 2000

    The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998. This "Year 2000 problem" is due to the fact that many existing computer programs and embedded chip technology systems were developed using only the last two digits to indicate a year. Thus, such systems may not have the capability of recognizing a year that begins with "20" as opposed to "19." As a consequence, these systems could fail altogether, or produce erroneous results.

    THE COMPANIES' STATE OF READINESS. The Companies have developed a five-phase plan to address their Year 2000 issues (their "Year 2000 Plan"). The five phases are: (i) Awareness, (ii) Assessment, (iii) Remediation, (iv) Testing and (v) Implementation.

    AWARENESS. The Companies have implemented a program to insure the relevant employees are aware of the Year 2000 issue and have collected information from such employees regarding systems that might be affected. Management has assembled a Year 2000 Steering Committee to determine and assess the risks of the Year 2000 issue, plan and implement necessary upgrades or changes to make the Companies Year 2000 compliant or institute mitigating actions to minimize those risks and oversee the Companies' progress with respect to the implementation of their Year 2000 Plan.

    ASSESSMENT. The Companies have substantially completed an assessment of their internally and externally developed computer information systems. Operating is in the process of obtaining written verification from vendors to the effect that externally developed computer information systems acquired from such vendors correctly distinguish dates before the Year 2000. Operating expects to obtain such verifications, or a commitment from the relevant vendors to provide a solution, by no later than the second quarter of 1999. In addition, the Companies have engaged outside consultants to review the plan and assessment. Realty is in the process of obtaining written verification from its externally developed general ledger information system and payroll service provider to ensure that the system correctly distinguishes dates before the Year 2000.

    The Companies are currently evaluating and assessing their other electronic systems that include embedded technology, such as telecommunications, security, HVAC, elevator, fire and safety systems, and expect that the assessment will be completed by the second quarter of 1999. The Companies are aware that such systems contain embedded chips that are often difficult to identify and test and may require complete replacement because they cannot be repaired. Failure of the Companies to identify or remediate any embedded chips (either on an individual or aggregate basis) on which significant business operations depend, such as phone systems, could have a material adverse impact on the Companies' business, financial condition and results of operations. To the extent such issues impact property level systems the Companies may be required to fund capital expenditures for upgraded equipment and software if necessary. In addition to the Companies' systems and those of its vendors and suppliers, there exist others that could have a material impact on the Companies' businesses if not Year 2000 compliant. Such systems could affect airline operations and other segments of the lodging and travel industries. These systems are outside of the Companies' control and their compliance is not verifiable by the Companies.

    The Companies' primary financial service providers are its primary bank, credit card and payroll processors each of which will be required to provide written verification to the Companies that they will be Year 2000 compliant. For the foregoing reasons, the Companies do not believe that there is a significant risk related to the failure of vendors or third-party service providers to prepare for the Year 2000; however, the costs and timing of third-party Year 2000 compliance is not within the Companies' control and no assurances can be given with respect to the cost or timing of such efforts or the potential effects of any failure to comply.

    REMEDIATION. Operating's primary uses of software systems are the hotel reservation and front desk system, accounting, payroll and human resources software. Upgrades to the hotel reservation system to address some Year 2000 compliance issues were installed and implemented during the fourth quarter of 1997 through the second quarter of 1998. Testing of various airline interfaces with the hotel reservation system was completed by December 1998. Operating plans to implement a new hotel front desk system by the end of 1999, for which it has assurance that it is Year 2000 compliant. Operating has engaged outside consultants to assist in this process with respect to certain Year 2000 compliance efforts. Operating has implemented Year 2000 compliant upgrades to the existing accounting, payroll and human resource systems.

    TESTING. To attempt to confirm that their computer systems are Year 2000 compliant, the Companies expect to perform limited testing of their computer information systems and their other computer systems that do not relate to information technology but include embedded technology; however, unless Year 2000 issues arise in the course of their limited testing, the Companies will rely on the written verification received from each vendor of their computer systems that the relevant system is Year 2000 compliant. Nevertheless, there can be no assurance that the computer systems on which the Companies' business relies will correctly distinguish dates before the Year 2000 from dates in and after the Year

2000. Any such failures could have a material adverse effect on the Companies' business, financial condition and results of operations. The Companies expect that their testing will be complete by the end of the third quarter of 1999.

    IMPLEMENTATION. The Companies have begun implementation of Year 2000 compliant software and software upgrades and expect to have them completed by December, 1999.

    COSTS TO ADDRESS THE COMPANIES' YEAR 2000 ISSUES. Based on current information from their review to date, the Companies budgeted $1,250,000 for the cost of repairing, updating and replacing their standard computer information systems. The Companies anticipate that the primary cost of Year 2000 compliance will be the cost of consultants and payroll and related expenses. The Companies currently expect that the installation of above mentioned upgrades and software will cost approximately $1,150,000, and as of April 30, 1999, the Companies have spent approximately $600,000 in connection therewith. In addition, the Companies expect that they will spend approximately $300,000 to address other Year 2000 related issues, including upgrades of certain systems with embedded technology. Because the Companies' Year 2000 assessment is ongoing and additional funds may be required as a result of future findings, the Companies are not currently able to estimate the final aggregate cost of addressing the Year 2000 issue. While these efforts will involve additional costs, the Companies believe, based on available information, that these costs will not have a material adverse effect on their business, financial condition or results of operations. The Companies expect to fund the costs of addressing the Year 2000 issue from cash flows resulting from operations. While the Companies believe that they will be Year 2000 compliant by December 31, 1999, if these efforts are not completed on time, or if the costs associated with updating or replacing the Companies' computer systems exceed the Companies' estimates, the Year 2000 issue could have a material adverse effect on the Companies' business, financial condition and results of operations.

    RISKS PRESENTED BY YEAR 2000 ISSUES. The Companies are still in the process of evaluating potential disruptions or complications that might result from Year 2000 related problems; however, at this time the Companies have not identified any specific business functions that will suffer material disruption as a result of Year 2000 related events. It is possible, however, that the Companies may identify business functions in the future that are specifically at risk of Year 2000 disruption. The absence of any such determination at this point represents only the Companies' current status of evaluating potential Year 2000 related problems and facts presently known to the Companies, and should not be construed to mean that there is no risk of Year 2000 related disruption. Moreover, due to the unique and pervasive nature of the Year 2000 issue, it is impracticable to anticipate each of the wide variety of Year 2000 events, particularly outside of the Companies, that might arise in a worst case scenario which might have a material adverse impact on the Companies' business, financial condition and results of operations.

    THE COMPANIES' CONTINGENCY PLANS. The Companies intend to develop contingency plans for significant business risks that might result from Year 2000 related events. Because the Companies have not identified any specific business function that will be materially at risk of significant Year 2000 related disruptions, and because a full assessment of the Companies risk from potential Year 2000 failures is still in process, the Companies have not yet developed detailed contingency plans specific to Year 2000 problems. Development of these contingency plans is currently scheduled to occur by the second quarter of 1999 and as otherwise appropriate. As a part of their contingency planning, the Companies are analyzing the most reasonably likely worst-case scenario that could result from Year 2000-related failures. Failures by third parties to achieve Year 2000 compliance might result in short-term disruptions in travel patterns, and potential temporary disruptions in the supply of utility, telecommunications and financial services, most likely regional or local in scope. These events could cause temporary disruptions in the operations of hotel properties, and/or lead travelers to postpone travel, or to cancel travel plans, thereby affecting lodging patterns and occupancy.

    The preceding "Year 2000 readiness disclosure" contains various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent the Companies' beliefs or expectations regarding future events. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

SEASONALITY

    The lodging industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margins and net earnings. In addition, opening of new construction hotels and/or timing of hotel acquisitions may cause variation of revenue from quarter to quarter.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

PART II: OTHER INFORMATION

ITEM 5. OTHER INFORMATION

    On May 10, 1999, The Meditrust Companies entered into a separation agreement with Abraham D. Gosman, former Director and Chairman of the Companies and Chief Executive Officer and Treasurer of Operating Company. Under the terms of the agreement, Mr. Gosman will receive a payment of $25 million in cash and the continuation of certain life insurance benefits. The full text of the separation agreement can be found in the Joint Current Report on Form 8-K of the Companies, event date May 10, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   EXHIBIT
       NO.                                                  DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------

       3.1   Restated Certificate of Incorporation of Meditrust Corporation (incorporated by reference to Exhibit 3.2 to Joint Registration Statement on Form S-4 of Meditrust Corporation and Meditrust Operating Company
             (File Nos. 333-47737 and 333-47737-01));

       3.2   Amended and Restated By-laws of Meditrust Corporation (incorporated by reference to Exhibit 3.5 to Joint
             Registration Statement on Form S-4 of Meditrust Corporation and Meditrust Operating Company (File Nos.
             333-47737 and 333-47737-01));

       3.3   Restated Certificate of Incorporation of Meditrust Operating Company filed with the Secretary of State of
             Delaware on March 2, 1998 (incorporated by reference to Exhibit 3.4 to Joint Registration Statement on
             Form S-4 of Meditrust Corporation and Meditrust Operating Company (File Nos. 33-47737 and 333-47737-01));

       3.4   Amended and Restated By-laws of Meditrust Operating Company (incorporated by reference to Exhibit 3.6 to
             Joint Registration Statement on Form S-4 of Meditrust Corporation and Meditrust Operating company (File
             Nos. 333-47737 and 333-47737-01));

       3.5   Certificate of Designation for the 9% Series A Cumulative Redeemable Preferred Stock of Meditrust
             Corporation filed with the Secretary of State of Delaware on June 12, 1998 (incorporated by reference to
             Joint Current Report on Form 8-K of the Companies, event date June 10, 1998);

       3.6   Certificate of Amendment of Restated Certificate of Incorporation of Meditrust Corporation filed with the
             Secretary of State of Delaware on July 17, 1998 (incorporated by reference to exhibit 3.8 to the Joint
             Quarterly Report on Form 10-Q for the quarter ended June 30, 1998);

       3.7   Certificate of Amendment of Restated Certificate of Incorporation of Meditrust Operating Company filed with the Secretary of State of Delaware on July 17, 1998 (incorporated by reference to exhibit 3.9 to the
             Joint Quarterly Report on Form 10-Q for the quarter ended June 30, 1998);

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

   EXHIBIT
       NO.                                                  DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
       4.1   Certificate of Designation for the 9% Series A Cumulative Redeemable Preferred Stock of Meditrust
             Corporation filed with the Secretary of State of Delaware on June 12, 1998 (incorporated by reference to
             Joint Current Report on Form 8-K of the Companies, event date June 10,1998);

      10.1   Employment Agreement dated as of January 1, 1999 by and between Meditrust Corporation and David F. Benson
             (filed herewith);

      10.2   Employment Agreement dated as of January 1, 1999 by and between Meditrust Corporation and Michael S.
             Benjamin (filed herewith);

      10.3   Employment Agreement dated as of January 1, 1999 by and between Meditrust Corporation and Michael F.
             Bushee (filed herewith);

      10.4   Employment Agreement dated as of January 1, 1999 by and between Meditrust Corporation and Laurie T.
             Gerber (filed herewith);

      10.5   Amendment Agreement to Purchase Agreement dated as of February 26, 1999 among Meditrust Corporation,
             Meditrust Operating Company, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith (filed herewith);

      10.6   Stock Purchase Agreement dated as of February 10, 1999 between The Meditrust Companies and Golf
             Acquisitions L.L.C. (incorporated by reference to Exhibit 10.1 to the Joint Current Report on Form 8-K of
             the Companies, event date March 31, 1999);

      10.7   Separation Agreement dated as of May 10, 1999 by and among Meditrust Corporation, Meditrust Operating
             Company, Abraham D. Gosman and other parties thereto (incorporated by reference to the Joint Current
             Report on Form 8-K of the Companies, event date May 10, 1999);

        27   Financial Data Schedule;

      99.1   Second Amendment to Credit Agreement dated as of March 10, 1999 by and among Meditrust Corporation,
             Morgan Guaranty Trust Company of New York, Bankers Trust Company and the other Banks set forth therein
             (filed herewith).

(b) Reports on Form 8-K. During the quarter ended March 31, 1999, the Companies filed the following Current Reports on
    Form 8-K:

        1.   Joint Current Report on Form 8-K, event date March 31, 1999, which contains a Stock Purchase Agreement dated as of February 10, 1999, between the Meditrust Companies and Golf Acquisitions L.L.C. and a press release announcing the completion of the sale of Cobblestone to Golf Acquisitions L.L.C.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                MEDITRUST CORPORATION

May 14, 1999                                    /s/ Laurie T. Gerber
                                                -------------------------------------------
                                                Laurie T. Gerber
                                                Chief Financial Officer

                                                MEDITRUST OPERATING COMPANY

May 14, 1999                                    /s/ William C. Baker
                                                -------------------------------------------
                                                William C. Baker
                                                Interim President and
                                                Interim Treasurer