Form 10-Q
period 1999-06-30
MEDITRUST CORP; MEDITRUST OPERATING CO
filed 1999-07-29
CIK 314661, 313749

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


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


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuers' classes of common stock, as of the close of business on July 23, 1999 were:

Meditrust Corporation 142,437,141

Meditrust Operating Company 141,131,764

                             THE MEDITRUST COMPANIES
                                    FORM 10-Q
                                      INDEX

                                                                                                 PAGE(S)
                                                                                                 -------
Part I.        Item 1. Financial Information

               The Meditrust Companies
               Combined Consolidated Balance Sheets As of June 30, 1999
               (unaudited) and December 31, 1998                                                   1

               Combined Consolidated Statements of Operations for the three months
               ended June 30, 1999 (unaudited) and 1998 (unaudited)                                2

               Combined Consolidated Statements of Operations for the six months
               ended June 30, 1999 (unaudited) and 1998 (unaudited)                                3

               Combined Consolidated Statements of Cash Flows for the six
               months ended June 30, 1999 (unaudited) and 1998 (unaudited)                         4

               Meditrust Corporation
               Consolidated Balance Sheets As of June 30, 1999 (unaudited)
               and December 31, 1998                                                               5

               Consolidated Statements of Operations for the three months ended
               June 30, 1999 (unaudited) and 1998 (unaudited)                                      6

               Consolidated Statements of Operations for the six months ended
               June 30, 1999 (unaudited) and 1998 (unaudited)                                      7

               Consolidated Statements of Cash Flows for the six months ended
               June 30, 1999 (unaudited) and 1998 (unaudited)                                      8

               Meditrust Operating Company
               Consolidated Balance Sheets As of June 30, 1999 (unaudited)
               and December 31, 1998                                                               9

               Consolidated Statements of Operations for the three months ended
               June 30, 1999 (unaudited) and 1998 (unaudited)                                      10

               Consolidated Statements of Operations for the six months ended
               June 30, 1999 (unaudited) and 1998 (unaudited)                                      11

               Consolidated Statements of Cash Flows for the six months ended
               June 30, 1999 (unaudited) and 1998 (unaudited)                                      12

               Notes to Combined Consolidated Financial Statements (unaudited)                     13

               Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                               25

Part II.       Other Information

               Item 4. Submission of Matters to a Vote of Securityholders                          41

               Item 5. Other Information                                                           41

               Item 6. Exhibits and Reports on Form 8-K                                            41

               Signatures                                                                          43


ITEM I. FINANCIAL INFORMATION


                             THE MEDITRUST COMPANIES
                      COMBINED CONSOLIDATED BALANCE SHEETS


                                                                                    JUNE 30,         DECEMBER 31,
       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                       1999               1998
                                                                                  ------------       ------------
                                                                                  (unaudited)
       ASSETS
       Real estate investments, net                                               $  4,967,248       $  5,086,736
       Cash and cash equivalents                                                        25,687            305,456
       Fees, interest and other receivables                                             56,009             54,712
       Goodwill, net                                                                   478,731            486,051
       Net assets of discontinued operations                                                 -            305,416
       Other assets, net                                                               221,040            221,180
                                                                                  ------------       ------------
                Total assets                                                      $  5,748,715       $  6,459,551
                                                                                  ------------       ------------
                                                                                  ------------       ------------
       LIABILITIES AND SHAREHOLDERS' EQUITY
       Indebtedness:
           Notes payable, net                                                     $  1,156,369       $  1,155,837
           Convertible debentures, net                                                 185,278            185,013
           Bank notes payable, net                                                   1,252,468          1,831,336
           Bonds and mortgages payable, net                                            121,196            129,536
                                                                                  ------------       ------------
             Total indebtedness                                                      2,715,311          3,301,722
       Accounts payable, accrued expenses and other liabilities                        259,452            206,901
                                                                                  ------------       ------------
             Total liabilities                                                       2,974,763          3,508,623
                                                                                  ------------       ------------
       Commitments and contingencies                                                         -                  -
       Shareholders' equity:
           Meditrust Corporation Series A Preferred Stock, $.10 par value; 6,000 shares authorized; 700 shares issued and outstanding at June 30, 1999 and
             December 31, 1998; stated liquidation preference of $250 per share             70                 70
           Paired Common Stock, $.20 combined par value; 500,000 shares authorized; 141,131 and 149,326 paired shares issued and
             outstanding at June 30, 1999 and December 31, 1998,
             respectively (including treasury shares at December 31, 1998)              28,226             29,865
           Additional paid-in-capital                                                3,631,288          3,891,987
           Treasury stock at cost, 1,635 paired common shares at
             December 31, 1998                                                               -           (163,326)
           Unearned compensation                                                        (9,088)            (6,718)
           Accumulated other comprehensive income                                       14,803             16,971
           Distributions in excess of net income                                      (891,347)          (817,921)
                                                                                  ------------       ------------
             Total shareholders' equity                                              2,773,952          2,950,928
                                                                                  ------------       ------------
                Total liabilities and shareholders' equity                        $  5,748,715       $  6,459,551
                                                                                  ------------       ------------
                                                                                  ------------       ------------


The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.


                             THE MEDITRUST COMPANIES
                 COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                          1999             1998
                                                                   -----------      -----------
     Revenue:
         Rental                                                    $    41,809      $    49,403
         Interest                                                       35,631           38,567
         Hotel                                                         162,274                -
                                                                   -----------      -----------
                                                                       239,714           87,970
                                                                   -----------      -----------
     Expenses:
         Interest                                                       58,686           24,695
         Depreciation and amortization                                  34,223           10,087
         Amortization of goodwill                                        5,539            1,578
         General and administrative (Note 13)                            8,612            3,923
         Hotel operations                                               71,441                -
         Rental property operations                                      8,814            1,457
         Gain on sale of assets                                            (13)               -
         Income from unconsolidated joint venture                            -             (337)
         Other                                                           4,316                -
                                                                   -----------      -----------
                                                                       191,618           41,403
                                                                   -----------      -----------
     Income from continuing operations before income taxes              48,096           46,567
     Income tax expense                                                    453                -
                                                                   -----------      -----------
     Income from continuing operations                                  47,643           46,567
     Discontinued operations:
        Income from operations, net                                          -            1,836
                                                                   -----------      -----------
     Net income                                                         47,643           48,403
     Preferred stock dividends                                          (3,938)            (613)
                                                                   -----------      -----------
     Net income available to Paired
       Common shareholders                                         $    43,705      $    47,790
                                                                   -----------      -----------
                                                                   -----------      -----------
     Basic earnings per Paired Common Share:
       Income from continuing operations                           $       .31      $       .46
       Discontinued operations                                               -              .02
                                                                   -----------      -----------
       Net income                                                  $       .31      $       .48
                                                                   -----------      -----------
                                                                   -----------      -----------
     Diluted earnings per Paired Common Share:
       Income from continuing operations                           $       .31      $       .45
       Discontinued operations                                               -              .02
                                                                   -----------      -----------
       Net income                                                  $       .31      $       .47
                                                                   -----------      -----------
                                                                   -----------      -----------



The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.

                             THE MEDITRUST COMPANIES
                 COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                        1999             1998
                                                                                                 -----------      -----------
     Revenue:
         Rental                                                                                  $    85,521      $    93,059
         Interest                                                                                     69,833           77,146
         Hotel                                                                                       310,808                -
         Other                                                                                           856           26,000
                                                                                                 -----------      -----------
                                                                                                     467,018          196,205
                                                                                                 -----------      -----------
     Expenses:
         Interest                                                                                    125,343           50,112
         Depreciation and amortization                                                                68,082           20,545
         Amortization of goodwill                                                                     10,847            3,154
         General and administrative (Note 13)                                                         17,918            8,307
         Hotel operations                                                                            138,043                -
         Rental property operations                                                                   17,721            2,722
         Gain on sale of assets                                                                      (12,284)               -
         Income from unconsolidated joint venture                                                          -             (448)
         Other                                                                                        39,203           21,541
                                                                                                 -----------      -----------
                                                                                                     404,873          105,933
                                                                                                 -----------      -----------
     Income from continuing operations before benefit for income taxes                                62,145           90,272
     Income tax benefit                                                                                 (373)               -
                                                                                                 -----------      -----------
     Income from continuing operations                                                                62,518           90,272
     Discontinued operations:
        Income from operations, net                                                                        -            9,752
        Gain (loss adjustment) on disposal of Santa Anita, net                                         1,875                -
        Gain (loss adjustment) on disposal of Cobblestone Golf Group, net                              2,994                -
                                                                                                 -----------      -----------
     Net income                                                                                       67,387          100,024
     Preferred stock dividends                                                                        (7,876)            (613)
                                                                                                 -----------      -----------
     Net income available to Paired
       Common shareholders                                                                       $    59,511      $    99,411
                                                                                                  -----------      -----------
                                                                                                 -----------      -----------
     Basic earnings per Paired Common Share:
       Income from continuing operations                                                         $       .38      $       .94
       Discontinued operations                                                                           .03              .10
                                                                                                 -----------      -----------
       Net income                                                                                $       .41      $      1.04
                                                                                                 -----------      -----------
                                                                                                 -----------      -----------
     Diluted earnings per Paired Common Share:
       Income from continuing operations                                                         $       .38      $       .92
       Discontinued operations                                                                           .03              .10
                                                                                                 -----------      -----------
       Net income                                                                                $       .41      $      1.02
                                                                                                 -----------      -----------
                                                                                                 -----------      -----------


The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.

                             THE MEDITRUST COMPANIES
                 COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


(IN THOUSANDS)                                                                                      1999              1998
                                                                                                  ----------         ----------
Cash Flows from Operating Activities:
Net income                                                                                        $   67,387         $  100,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of real estate                                                                           64,037             22,934
Goodwill amortization                                                                                 10,847              3,474
Gain on sale of assets and disposal of discontinued operations                                       (17,153)                 -
Shares issued for compensation                                                                           125                288
Equity in income of joint venture, net of dividends received                                               -                802
Other depreciation, amortization and other items, net                                                 19,601              6,376
Other non cash items                                                                                   4,836             10,444
                                                                                                  ----------         ----------
Cash Flows from Operating Activities
    Available for Distribution                                                                       149,680            144,342
Net change in other assets and liabilities of discontinued operations                                   (148)                 -
Net change in other assets and liabilities                                                           (19,169)           (18,492)
                                                                                                  ----------         ----------
        Net cash provided by operating activities                                                    130,363            125,850
                                                                                                  ----------         ----------

Cash Flows from Financing Activities:
Proceeds from issuance of paired common and Realty preferred stock                                         -            456,713
Purchase of treasury stock                                                                          (103,269)                 -
Proceeds from borrowings on bank notes payable                                                       790,000            550,000
Repayment of bank notes payable                                                                   (1,379,671)          (600,000)
Equity offering and debt issuance costs                                                                 (801)           (11,339)
Principal payments on bonds and mortgages payable                                                     (8,392)            (7,159)
Dividends to shareholders                                                                           (140,813)          (112,879)
Proceeds from exercise of stock options                                                                  318              3,836
                                                                                                  ----------         ----------
        Net cash provided by (used in ) financing activities                                        (842,628)           279,172
                                                                                                  ----------         ----------

Cash Flows from Investing Activities:
Acquisition of real estate and development funding                                                   (94,061)          (347,603)
Investment in real estate mortgages and development funding                                          (25,032)          (133,666)
Prepayment proceeds and principal payments received on real estate mortgages                          66,598            266,260
Net proceeds from sale of assets                                                                     482,358              4,709
Acquisition of Cobblestone                                                                                 -           (178,523)
Cash acquired in Cobblestone merger                                                                        -                723
Working capital and notes receivable advances, net of repayments and collections,
  and other items                                                                                      2,633                922
                                                                                                  ----------         ----------
        Net cash provided by (used in) investing activities                                          432,496           (387,178)
                                                                                                  ----------         ----------
        Net increase (decrease) in cash and cash equivalents                                        (279,769)            17,844
Cash and cash equivalents at:
        Beginning of period                                                                          305,456             43,732
                                                                                                  ----------         ----------
        End of period                                                                             $   25,687         $   61,576
                                                                                                  ----------         ----------
                                                                                                  ----------         ----------


Supplemental disclosure of cash flow information (Note 2)

The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K and for the year ended December 31, 1998, are an integral part of these financial statements.

                              MEDITRUST CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                  JUNE 30,           DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                            1999                 1998
                                                                                 ------------         ------------
                                                                                (unaudited)
ASSETS
Real estate investments, net                                                     $  4,946,953         $  5,067,217
Cash and cash equivalents                                                              24,216              292,694
Fees, interest and other receivables                                                   37,023               42,039
Goodwill, net                                                                         444,794              451,672
Net assets of discontinued operations                                                       -              280,330
Other assets, net                                                                     184,852              187,033
                                                                                 ------------         ------------
        Total assets                                                             $  5,637,838         $  6,320,985
                                                                                 ------------         ------------
                                                                                 ------------         ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Indebtedness:
    Notes payable, net                                                           $  1,156,369         $  1,155,837
    Convertible debentures, net                                                       185,278              185,013
    Bank notes payable, net                                                         1,252,468            1,831,336
    Bonds and mortgages payable, net                                                  121,196              129,536
                                                                                 ------------         ------------
      Total indebtedness                                                            2,715,311            3,301,722
                                                                                 ------------         ------------
Due to Meditrust Operating Company                                                     14,024               29,169
Accounts payable, accrued expenses and other liabilities                              172,710              116,741
                                                                                 ------------         ------------
      Total liabilities                                                             2,902,045            3,447,632
                                                                                 ------------         ------------

Commitments and contingencies                                                               -                    -
Shareholders' equity:
    Series A Preferred Stock, $.10 par value; 6,000 shares authorized; 700 shares issued and outstanding at June 30, 1999 and December
      31, 1998; stated liquidation preference of $250 per share                            70                   70
    Common Stock, $.10 par value; 500,000 shares authorized; 142,437 and 150,631 shares issued and outstanding at June 30, 1999 and December
      31, 1998, respectively (including treasury shares at
      December 31, 1998)                                                               14,244               15,063
    Additional paid-in-capital                                                      3,563,898            3,820,436
    Treasury stock at cost, 1,635 common shares at
      December 31, 1998                                                                     -             (160,223)
    Unearned compensation                                                              (6,275)              (6,718)
    Accumulated other comprehensive income                                             14,803               16,971
    Distributions in excess of net income                                            (834,876)            (799,118)
                                                                                 ------------         ------------
                                                                                    2,751,864            2,886,481
    Due from Meditrust Operating Company                                               (2,943)                   -
    Note receivable - Meditrust Operating Company                                     (13,128)             (13,128)
                                                                                 ------------         ------------
      Total shareholders' equity                                                    2,735,793            2,873,353
                                                                                 ------------         ------------
        Total liabilities and shareholders' equity                               $  5,637,838         $  6,320,985
                                                                                 ------------         ------------
                                                                                 ------------         ------------

The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.

                              MEDITRUST CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                     1999             1998
                                                                                -----------     -----------
      Revenue:
          Rental                                                                $    41,809     $    49,338
          Interest                                                                   35,741          38,446
          Rent from Meditrust Operating Company                                      77,322              65
          Interest from Meditrust Operating Company                                       -             213
          Royalty from Meditrust Operating Company                                    3,970               -
          Hotel operating revenue                                                     3,147               -
                                                                                -----------     -----------
                                                                                    161,989          88,062
                                                                                -----------     -----------

      Expenses:
          Interest                                                                   58,654          24,695
          Interest to Meditrust Operating Company                                     1,589               -
          Depreciation and amortization                                              32,210          10,087
          Amortization of goodwill                                                    5,318           1,376
          General and administrative                                                  4,224           3,274
          Hotel operations                                                            1,007               -
          Rental property operations                                                  8,814           1,457
          Gain on sale of assets                                                        (13)              -
          Income from unconsolidated joint venture                                        -            (337)
          Other                                                                       4,316               -
                                                                                -----------     -----------
                                                                                    116,119          40,552
                                                                                -----------     -----------

      Income from continuing operations                                              45,870          47,510
      Discontinued operations:
           Income from operations, net                                                    -           4,038
                                                                                -----------     -----------
      Net income                                                                     45,870          51,548
      Preferred stock dividends                                                      (3,938)           (613)
                                                                                -----------     -----------
      Net income available to Common
        shareholders                                                            $    41,932     $    50,935
                                                                                -----------     -----------
                                                                                -----------     -----------
      Basic earnings per Common Share:
            Income from continuing operations                                   $       .29     $       .46
            Discontinued operations                                                       -             .04
                                                                                -----------     -----------
            Net income                                                          $       .29     $       .50
                                                                                -----------     -----------
                                                                                -----------     -----------
      Diluted earnings per Common Share:
            Income from continuing operations                                   $       .29     $       .45
            Discontinued operations                                                       -             .04
                                                                                -----------     -----------
            Net income                                                          $       .29     $       .49
                                                                                -----------     -----------
                                                                                -----------     -----------


The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.

                              MEDITRUST CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                        1999             1998
                                                                                   -----------     -----------
      Revenue:
          Rental                                                                   $    85,521     $    92,994
          Interest                                                                      69,771          76,958
          Rent from Meditrust Operating Company                                        145,570              65
          Interest from Meditrust Operating Company                                          -             424
          Royalty from Meditrust Operating Company                                       7,590               -
          Hotel operating revenue                                                        6,357               -
          Other                                                                            856          26,000
                                                                                   -----------     -----------
                                                                                       315,665         196,441
                                                                                   -----------     -----------

      Expenses:
          Interest                                                                     125,201          50,112
          Interest to Meditrust Operating Company                                        1,589               -
          Depreciation and amortization                                                 64,268          20,545
          Amortization of goodwill                                                      10,405           2,751
          General and administrative                                                     9,149           7,068
          Hotel operations                                                               1,950               -
          Rental property operations                                                    17,721           2,722
          Gain on sale of assets                                                       (12,284)              -
          Income from unconsolidated joint venture                                           -            (448)
          Other                                                                          8,705          21,541
                                                                                   -----------     -----------
                                                                                       226,704         104,291
                                                                                   -----------     -----------

      Income from continuing operations                                                 88,961          92,150
      Discontinued operations:
          Income from operations, net                                                        -          11,100
          Gain (loss adjustment) on disposal of Santa Anita, net                         6,655               -
          Gain (loss adjustment) on disposal of Cobblestone Golf Group, net              9,439               -
                                                                                   -----------     -----------
      Net income                                                                       105,055         103,250
      Preferred stock dividends                                                         (7,876)           (613)
                                                                                   -----------     -----------
      Net income available to Common
        shareholders                                                               $    97,179     $   102,637
                                                                                   -----------     -----------
                                                                                   -----------     -----------
      Basic earnings per Common Share:
            Income from continuing operations                                      $       .56     $       .94
            Discontinued operations                                                        .11             .12
                                                                                   -----------     -----------
            Net income                                                             $       .67     $      1.06
                                                                                   -----------     -----------
                                                                                   -----------     -----------
      Diluted earnings per Common Share:
            Income from continuing operations                                      $       .56     $        93
            Discontinued operations                                                        .11             .11
                                                                                   -----------     -----------
            Net income                                                             $       .67     $      1.04
                                                                                   -----------     -----------
                                                                                   -----------     -----------



The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.

                              MEDITRUST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


         (IN THOUSANDS)                                                                         1999                1998
                                                                                               --------           --------
        Cash Flows from Operating Activities:
        Net income                                                                          $   105,055        $   103,250
        Adjustments to reconcile net income to net cash
          provided by operating activities:
        Depreciation of real estate                                                              61,645             21,959
        Goodwill amortization                                                                    10,405              3,071
        Gain on sale of assets and disposal of discontinued operations                          (28,378)                 -
        Shares issued for compensation                                                               99                282
        Equity in income of joint venture, net of dividends received                                  -                802
        Other depreciation, amortization and other items, net                                    15,919              5,377
        Other non cash items                                                                     (3,033)             8,405
                                                                                               --------           --------
        Cash Flows from Operating Activities Available for Distribution                         161,712            143,146
        Net change in other assets and liabilities                                              (11,145)           (10,781)
                                                                                               --------           --------
            Net cash provided by operating activities                                           150,567            132,365
                                                                                               --------           --------

        Cash Flows from Financing Activities:
        Proceeds from issuance of common stock and preferred stock                                    -            447,044
        Purchase of treasury stock                                                             (101,303)                 -
        Proceeds from borrowings on bank notes payable                                          790,000            550,000
        Repayment of bank notes payable                                                      (1,379,671)          (600,000)
        Equity offering and debt issuance costs                                                    (801)           (11,234)
        Interentity lending, net                                                                 11,908              4,534
        Principal payments on bonds and mortgages payable                                        (8,392)            (7,159)
        Dividends to shareholders                                                              (140,813)          (112,879)
        Proceeds from exercise of stock options                                                     312              3,763
                                                                                               --------           --------
            Net cash provided by (used in) financing activities                                (828,760)           274,069
                                                                                               --------           --------

        Cash Flows from Investing Activities:
        Acquisition of real estate and development funding                                      (92,969)          (347,603)
        Investment in real estate mortgages and development funding                             (25,032)          (133,666)
        Prepayment proceeds and principal payments received on real estate
          mortgages                                                                              66,598            266,260
        Net proceeds from sale of real estate                                                   458,485              4,709
        Acquisition of Cobblestone                                                                    -           (178,523)
        Cash acquired from Cobblestone merger                                                         -                723
        Working capital and notes receivable advances, net of
          repayments and collections, and other items                                             2,633                922
                                                                                               --------           --------
            Net cash provided by (used in) investing activities                                 409,715           (387,178)
                                                                                               --------           --------
            Net increase (decrease) in cash and cash equivalents                               (268,478)            19,256
        Cash and cash equivalents at:
              Beginning of period                                                               292,694             24,059
                                                                                               --------           --------
              End of period                                                                    $ 24,216           $ 43,315
                                                                                               --------           --------
                                                                                               --------           --------

Supplemental disclosure of cash flow information (Note 2)

The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.

                           MEDITRUST OPERATING COMPANY
                           CONSOLIDATED BALANCE SHEETS


                                                                                         JUNE 30,          DECEMBER 31,
        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                           1999               1998
                                                                                        -----------        -----------
                                                                                        (unaudited)
        ASSETS
        Cash and cash equivalents                                                         $   1,471           $ 12,762
        Fees, interest and other receivables                                                 18,986             12,673
        Due from Meditrust Corporation                                                            -             46,874
        Other current assets, net                                                            10,764             10,423
                                                                                          ---------           --------
              Total current assets                                                           31,221             82,732

        Investment in common stock of Meditrust Corporation                                  37,581             37,581
        Goodwill, net                                                                        33,937             34,379
        Property, plant and equipment, less accumulated depreciation
            of $1,882 and $760, respectively                                                 35,785             30,895
        Other non-current assets                                                             10,189             12,603
                                                                                          ---------           --------
                Total assets                                                              $ 148,713           $198,190
                                                                                          ---------           --------
                                                                                          ---------           --------

        LIABILITIES AND SHAREHOLDERS' EQUITY
        Accounts payable                                                                  $  17,198           $ 18,349
        Accrued payroll and employee benefits                                                30,270             33,457
        Accrued expenses and other current liabilities                                       33,739             30,980
        Due to Meditrust Corporation                                                         12,472                  -
                                                                                          ---------           --------
              Total current liabilities                                                      93,679             82,786

        Note payable to Meditrust Corporation                                                13,128             13,128
        Other non-current liabilities                                                         5,790              7,629
        Net liabilities of discontinued operations                                                -             16,140
                                                                                          ---------           --------
                Total liabilities                                                           112,597            119,683
                                                                                          ---------           --------

        Commitments and contingencies                                                                                -
        Shareholders' equity:
            Common Stock, $.10 par value; 500,000 shares authorized; 141,131 and
                149,326 shares issued and outstanding at June 30, 1999 and
                December 31, 1998, respectively (including treasury shares at
                December 31, 1998)                                                           14,113             14,933
            Additional paid-in-capital                                                      104,840            109,001
            Unearned compensation                                                            (2,813)                 -
            Treasury stock at cost, 1,635 common shares at December 31, 1998                      -             (3,103)

            Retained earnings (deficit)                                                     (56,471)           (18,803)
                                                                                          ---------           ---------
                                                                                             59,669            102,028
            Due from Meditrust Corporation                                                  (23,553)           (23,521)
                                                                                          ---------           ---------
              Total shareholders' equity                                                     36,116             78,507
                                                                                          ---------           --------
                Total liabilities and shareholders' equity                                $ 148,713           $198,190
                                                                                          ---------           --------
                                                                                          ---------           --------



The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.

                           MEDITRUST OPERATING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                        1999                1998
                                                                                      ---------           --------
        Revenue:
            Hotel                                                                     $  159,127          $      -
            Interest                                                                        (110)              121
            Interest from Meditrust Corporation                                            1,589                 -
            Other                                                                              -                65
                                                                                      ----------          --------
                                                                                         160,606               186


        Expenses:
            Hotel operations                                                              70,434                 -
            Depreciation and amortization                                                  2,013                 -
            Amortization of goodwill                                                         221               202
            Interest and other                                                                32                 -
            Interest to Meditrust Corporation                                                  -               213
            General and administrative                                                     4,388               649
            Royalty to Meditrust Corporation                                               3,970                 -
            Rent to Meditrust Corporation                                                 77,322                65
                                                                                      ----------          --------
                                                                                         158,380             1,129
                                                                                      ----------          --------

        Income (loss) from continuing operations before benefit for income taxes           2,226              (943)
        Income tax expense                                                                   453                 -
                                                                                      ----------          --------
        Income (loss) from continuing operations                                           1,773              (943)
        Discontinued operations:
             Loss from operations, net                                                         -            (2,202)
                                                                                      ----------          --------
        Net income (loss)                                                             $    1,773          $ (3,145)
                                                                                      ----------          --------
                                                                                      ----------          --------

        Basic earnings per Common Share:
            Income (loss) from continuing operations                                  $      .01          $  (.01)
            Discontinued operations                                                            -             (.02)
                                                                                      ----------          --------
            Net income (loss)                                                         $      .01          $  (.03)
                                                                                      ----------          --------
                                                                                      ----------          --------
        Diluted earnings per Common Share:
            Income (loss) from continuing operations                                  $      .01          $  (.01)
            Discontinued operations                                                            -             (.02)
                                                                                      ----------          --------
            Net income (loss)                                                         $      .01          $  (.03)
                                                                                      ----------          --------
                                                                                      ----------          --------


The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.

                           MEDITRUST OPERATING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                        1999                1998
                                                                                      ---------           --------
        Revenue:
            Hotel                                                                     $ 304,451           $      -
            Interest                                                                         62                188
            Interest from Meditrust Corporation                                           1,589                  -
            Other                                                                             -                 65
                                                                                      ---------           --------
                                                                                        306,102                253
                                                                                      ---------           --------
        Expenses:
            Hotel operations                                                            136,093                  -
            Depreciation and amortization                                                 3,814                  -
            Amortization of goodwill                                                        442                403
            Interest and other                                                              142                  -
            Interest to Meditrust Corporation                                                 -                424
            General and administrative                                                    8,769              1,239
            Royalty to Meditrust Corporation                                              7,590                  -
            Rent to Meditrust Corporation                                               145,570                 65
            Other                                                                        30,498                  -
                                                                                      ---------           --------
                                                                                        332,918              2,131
                                                                                      ---------           --------

        Loss from continuing operations before benefit for income taxes                 (26,816)            (1,878)
        Income tax benefit                                                                 (373)                 -
                                                                                      ---------           --------
        Loss from continuing operations                                                 (26,443)            (1,878)
        Discontinued operations:
            Loss from operations, net                                                         -             (1,348)
            Loss adjustment on disposal of Santa Anita, net                              (4,780)                 -
            Loss adjustment on disposal of Cobblestone Golf Group, net                   (6,445)                 -
                                                                                      ---------           --------
        Net loss                                                                      $ (37,668)          $ (3,226)
                                                                                      ---------           --------
                                                                                      ---------           --------

        Basic earnings per Common Share:
            Loss from continuing operations                                           $    (.18)          $   (.02)
            Discontinued operations                                                        (.08)              (.01)
                                                                                      ---------           --------
            Net loss                                                                  $    (.26)          $   (.03)
                                                                                      ---------           --------
                                                                                      ---------           --------
        Diluted earnings per Common Share:
            Loss from continuing operations                                           $    (.18)          $   (.02)
            Discontinued operations                                                        (.08)              (.01)
                                                                                      ---------           --------
            Net loss                                                                  $    (.26)          $   (.03)
                                                                                      ---------           --------
                                                                                      ---------           --------


The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.

                           MEDITRUST OPERATING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                 1999             1998
                                                                                             ----------       ----------
       Cash Flows from Operating Activities:
       Net loss                                                                              $  (37,668)      $   (3,226)
       Adjustment to reconcile net loss to cash used in operating activities:
       Goodwill amortization                                                                        442              403
       Loss on sale of assets and disposal of discontinued operations                            11,225                -
       Shares issued for compensation                                                                26                6
       Other depreciation and amortization                                                        6,074            1,974
       Other items                                                                                7,869            2,039
       Net change in other assets and liabilities of discontinued operations                       (148)               -
       Net change in other assets and liabilities                                                (8,024)          (7,711)
                                                                                             ----------       ----------
               Net cash used in operating activities                                            (20,204)          (6,515)
                                                                                             ----------       ----------
       Cash Flows from Financing Activities:
       Proceeds from issuance of common stock                                                         -            9,669
       Purchase of treasury stock                                                                (1,966)               -
       Equity offering costs                                                                          -             (105)
       Interentity lending, net                                                                 (11,908)          (4,534)
       Proceeds from stock option exercises                                                           6               73
                                                                                             ----------       ----------
               Net cash provided by (used in) financing activities                              (13,868)           5,103
                                                                                             ----------       ----------
       Cash Flows from Investing Activities:
       Capital improvements to real estate                                                       (1,092)               -
       Net proceeds from sale of assets                                                          23,873                -
                                                                                             ----------       ----------
               Net cash provided by investing activities                                         22,781                -
                                                                                             ----------       ----------
               Net decrease in cash and cash equivalents                                        (11,291)          (1,412)
       Cash and cash equivalents at:
               Beginning of period                                                               12,762           19,673
                                                                                             ----------       ----------
               End of period                                                                 $    1,471       $   18,261
                                                                                             ----------       ----------
                                                                                             ----------       ----------


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

The accompanying unaudited combined consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations for each of the three and six month periods ended June 30, 1999 and 1998 and cash flows for each of the six month periods ended June 30, 1999 and 1998. The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results which may be expected for any other interim period or for the entire year.

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

On July 17, 1998, Realty acquired La Quinta Inns, Inc. and its subsidiaries (all wholly owned) and its unincorporated partnership and joint venture ("La Quinta", "The La Quinta Merger"). La Quinta is a fully-integrated lodging company that focuses on the ownership, operation and development of hotels. As of June 30, 1999, the portfolio of hotels operated under the La Quinta name included 300 operating hotels, and two hotels under development with approximately 39,000 rooms located in the western and southern regions of the United States. The La Quinta Merger was accounted for under the purchase method of accounting. Accordingly, the financial statements, including the results of operations and cash flows, do not include the operations of La Quinta prior to July 17, 1998.

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

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2. SUPPLEMENTAL CASH FLOW INFORMATION

Details of interest and income taxes paid and non-cash investing and financing transactions follow:

THE MEDITRUST COMPANIES:

                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                          --------------------------------
(IN THOUSANDS)                                                                                  1999               1998
                                                                                          --------------------------------
Interest paid during the period                                                           $     125,663         $   49,598
Interest capitalized during the period                                                            4,779              3,442
Non-cash investing and financing transactions:
     Value of real estate acquired(sold):
       Land and buildings                                                                             -             17,294
       Retirements and write-offs of project costs                                               (2,998)                 -
       Accumulated depreciation of buildings sold                                                17,471              4,179
                                                                                                  5,637                  -
       Debt assumed by buyer of Cobblestone Golf Group
       Increase (reduction) in real estate mortgages net of participation                           316            (31,597)
         reduction
     Change in market value of equity securities in excess of cost                               (2,168)            14,798
     Value of shares issued for conversion of debentures                                              -              6,917

MEDITRUST CORPORATION:

                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                          --------------------------------
(IN THOUSANDS)                                                                                1999              1998
                                                                                          --------------------------------
Interest paid during the period                                                           $     125,521      $      49,561
Interest capitalized during the period                                                            4,779              3,442
Non-cash investing and financing transactions:
     Value of real estate acquired (sold):
       Land and buildings                                                                             -             17,294
       Retirements and write-offs of project costs                                               (2,998)                 -
       Accumulated depreciation of buildings sold                                                17,471              4,179
       Debt assumed by buyer of Cobblestone Golf Group                                            5,637                  -
       Increase (reduction) in real estate mortgages net of participation reduction                 316            (31,597)
     Change in market value of equity securities in excess of cost                               (2,168)            14,798
     Value of shares issued for conversion of debentures                                              -              6,786

MEDITRUST OPERATING COMPANY:

                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                          --------------------------------
(IN THOUSANDS)                                                                              1999              1998
                                                                                          --------------------------------
Interest paid during the period                                                           $         142      $          91
Non-cash investing and financing transactions:
     Value of shares issued for conversion of debentures                                              -                131


              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3. DISCONTINUED OPERATIONS

On December 10, 1998, the Companies sold certain assets, leases, and licenses used in connection with the horseracing business conducted at Santa Anita Racetrack and recorded a loss on sale of $67,913,000 for the year ended December 31, 1998. During the six months ended June 30, 1999, the Companies recorded an adjustment of $1,875,000 to the estimated final selling price of the Santa Anita Racetrack. The Companies anticipate the final adjustment for this transaction to be completed during 1999.

The Companies recorded a provision for loss on the disposition of Cobblestone Golf Group of approximately $237,035,000, which included estimated income taxes of $56,848,000, as of December 31, 1998, based upon the estimated proceeds to be realized upon sale. At December 31, 1998, the net assets subject to sale totaled $305,416,000 and were classified as net assets of discontinued operations on the combined consolidated balance sheet. On March 31, 1999, the Companies sold the Cobblestone Golf Group for approximately $393,000,000 before working capital and other adjustments, and reduced the loss on disposition by $2,994,000. The adjustment reflects an estimate of selling costs and an estimate of the adjustment relating to working capital balances at the sale date, both of which are being finalized. The Companies anticipate the final adjustment for this transaction to be completed during 1999.

Combined operating results of discontinued golf operations for the six months ended June 30, 1999 (exclusive of any interest expense, depreciation and corporate charges) follow. Operating results arose from the period between January 1, 1999 and March 29, 1999:


                                                                          COBBLESTONE
                                                                          GOLF GROUP
                                                                          -----------

(IN THOUSANDS)
Revenues                                                                   $     26,337
Operating expenses                                                               22,268
                                                                           -------------
Contribution                                                                      4,069
Other expenses                                                                      430
                                                                           -------------
Income before income taxes                                                        3,639
Income tax benefit                                                                1,420
                                                                           -------------
Net income                                                                 $      5,059
                                                                           -------------
                                                                           -------------


4. REAL ESTATE INVESTMENTS

The following is a summary of the Companies' real estate investments:

                                                                       JUNE 30,             DECEMBER 31,
(IN THOUSANDS)                                                           1999                   1998
                                                                      ------------          -----------
Land                                                                  $    470,888         $    475,376
Buildings and improvements, net of accumulated depreciation
  and other provisions of $240,620 and $186,594                          3,312,090            3,381,392
Real estate mortgages and loans receivable, net of a valuation
   allowance of $19,191 and $18,991                                      1,156,184            1,197,634
Assets held for sale, net of accumulated depreciation and other
   provisions of $36,414 and $41,562                                        28,086               32,334
                                                                      ------------          -----------
                                                                      $  4,967,248          $ 5,086,736
                                                                      ------------          -----------
                                                                      ------------          -----------



During the six months ended June 30, 1999, the Companies provided net funding of $28,031,000 for ongoing construction of healthcare facilities committed to prior to 1999. The Companies also provided net funding of $58,030,000 for construction and capital improvements to hotels acquired in The La Quinta Merger, and net funding of approximately $8,000,000 for capital improvements to golf courses which were included in net assets of discontinued operations as of December 31, 1998 and subsequently sold on March 31, 1999. Also during the six months ended June 30, 1999, Realty provided $25,032,000 for ongoing

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
4. REAL ESTATE INVESTMENTS (CONTINUED)

construction of mortgaged facilities already in the portfolio.

During the six months ended June 30, 1999, Realty received net proceeds of $108,264,000 from the sale of one long-term care facility, one rehabilitation facility and 17 assisted living facilities. Realty realized a net gain on these sales of $12,284,000. In connection with these sales, $856,000 in lease breakage fees were received and have been included in other income in the consolidated statements of operations. Realty also received $2,943,000 from the sale of a hotel and land held for development. There was no gain or loss realized on the sale.

On March 31, 1999, Realty sold 43 golf courses (or leasehold interests in golf courses) as part of the sale of Cobblestone Golf Group (See Note 3). These golf courses were included in net assets of discontinued operations as of December 31, 1998.

During the six months ended June 30, 1999, Realty received principal payments of $66,598,000 on real estate mortgages. Of this amount $61,868,000 represents payments in accordance with the Plan (see Note 1).

At June 30, 1999, Realty was committed to provide additional financing of approximately $72,000,000 relating to three long-term care facilities, seven assisted living facilities and two hotel facilities currently under construction as well as additions to existing facilities in the portfolio.

5. INDEBTEDNESS

On July 17, 1998, Realty entered into a credit agreement (the "Credit Agreement") which provided Realty with up to $2,250,000,000 in credit facilities, replacing Realty's then existing $365,000,000 revolving credit facilities. The Credit Agreement provided for borrowings in four separate tranches (each a "Tranche"): Tranche A, a $1,000,000,000 revolving loan, amounts of which if repaid may be reborrowed, which matures July 17, 2001; Tranche B, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 1999 which had a $250,000,000 mandatory principal payment on April 17, 1999; Tranche C, a term loan in the amount of $250,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 1999 with a six month extension option that was exercised in June, 1999; and Tranche D, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 2001.

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

Of the $850,000,000 revolving tranche commitment, approximately $298,000,000 was available at June 30, 1999, carrying interest at Realty's option of the base rate (9.75%) or LIBOR plus 2.875% (7.88% weighted average rate at June 30, 1999).

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
5. INDEBTEDNESS (CONTINUED)

During July 1998, Realty entered into interest rate swap agreements to reduce the impact on interest expense of fluctuating interest rates on $1,250,000,000 of its Credit Agreement. Realty agreed with the counterparty to exchange, on a monthly basis, the difference between Realty's fixed pay rate and the counterparty's variable pay rate of one month LIBOR. During January and April 1999, Realty cancelled two $250,000,000 contracts from the interest rate swap agreement in connection with the repayments described above. At June 30, 1999, Realty was a fixed rate payor of approximately 5.7% and received a variable rate of approximately 5.0%. Differentials in the swapped amounts are recorded as adjustments to interest expense of Realty.

6.    SHAREHOLDERS' EQUITY

On March 10, 1999, the Companies entered into an agreement with Merrill Lynch International, a UK-based broker/dealer subsidiary of Merrill Lynch & Co., Inc. (collectively with its agent and successor in interest, "MLI") and certain of its affiliates to use the proceeds from the sale of the Cobblestone Golf Group in excess of $300,000,000 to repurchase all or a portion of the remaining paired common shares outstanding under the FEIT. MLI agreed not to sell any shares of the remaining paired common shares until March 31, 1999, while the Companies completed the sale of Cobblestone Golf Group. On March 31, 1999, the Companies completed the sale of Cobblestone Golf Group and on April 1, 1999, the Companies settled the FEIT by paying MLI approximately $89,840,000. MLI returned approximately 6,865,000 paired common shares representing all of the remaining outstanding paired common shares under the FEIT on that date.

As of June 30, 1999, the following classes of Preferred Stock, Excess Stock and Series Common Stock were authorized; no shares were issued or outstanding at either June 30, 1999 or December 31, 1998:

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

7.   COMPREHENSIVE INCOME AND OTHER ASSETS

As of June 30, 1999, Realty had invested approximately $57,204,000 in Nursing Home Properties Plc ("NHP Plc"), a property investment group which specializes in the financing, through sale leaseback transactions, of nursing homes located in the United Kingdom. The investment includes approximately 26,606,000 shares of NHP Plc, representing an ownership interest in NHP Plc of 19.99% of which Realty has voting rights with respect to 9.99%. The difference between the current market value and the cost, $13,736,000 is included in shareholders' equity in the accompanying balance sheet.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.    COMPREHENSIVE INCOME AND OTHER ASSETS (CONTINUED)

As of June 30, 1999, Realty owns 331,000 shares of stock and warrants to purchase 755,000 shares of stock in Balanced Care Corporation ("BCC"), a healthcare operator that leases properties from and has mortgages payable to Realty. The stock and warrants have a current market value of $2,171,000. The difference between current market value and the cost of the BCC investment, $1,067,000, is included in shareholders' equity in the accompanying balance sheet.

The following is a summary of the Companies' comprehensive income:


                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                      ---------------------------------
(IN THOUSANDS)                                                             1999                 1998
                                                                      ------------         ------------
Net income                                                            $     67,387         $    100,024
Other comprehensive income:
Changes in market value of equity securities in excess of cost              (2,168)              14,798
                                                                      ------------         ------------
Comprehensive income                                                  $     65,219         $    114,822
                                                                      ------------         ------------
                                                                      ------------         ------------


Other assets includes investments in NHP Plc and BCC, as well as La Quinta intangible assets, furniture, fixtures and equipment, and other receivables.

8. DISTRIBUTIONS PAID TO SHAREHOLDERS

On February 16, 1999, Realty paid a dividend of $.46 per share of common stock to shareholders of record on January 29, 1999. On March 31, 1999, Realty paid a dividend of $.5625 per depository share of preferred stock to shareholders of record on March 15, 1999 of its 9.00% Series A cumulative redeemable preferred stock. On May 14, 1999, Realty paid a dividend of $0.46 per share of common stock to shareholders of record on April 30, 1999. On June 30, 1999, Realty paid a dividend of $0.5625 per depository share of preferred stock to holders of record on June 15, 1999 of its 9.00% Series A cumulative redeemable preferred stock.

9. OTHER EXPENSES

During the six months ended June 30, 1999, the Companies recorded approximately $39,203,000 in other expenses.

On May 10, 1999, The Meditrust Companies entered into a separation agreement with Abraham D. Gosman, former Director and Chairman of the Companies and Chief Executive Officer and Treasurer of Operating Company. Under the terms of the separation agreement, Mr. Gosman received severance payments totaling $25,000,000 in cash and the continuation of certain life insurance benefits. The Meditrust Companies established a Special Committee of The Boards of Directors of Realty and Operating Company (the "Special Committee") to evaluate the applicability of Mr. Gosman's employment contract and whether such severance or other payments were appropriate. Based on the results of the evaluation and recommendation of the Special Committee, the Boards of Directors concluded that the separation agreement was in the long-term best interest of the shareholders of the Companies and approved the separation agreement.

The Companies incurred approximately $10,205,000 of non-recurring costs ($4,316,000 in the second quarter) associated with the development and implementation of the Plan. These costs primarily relate to the early repayment and modification of certain debt, other advisory fees related to the Plan, and other professional fees related to the separation agreement with Mr. Gosman.

Also, in conjunction with the implementation of the Plan, which included a change in the focus of the lodging division to internal growth, La Quinta management performed a review of the front desk system under development for its lodging facilities, and made a decision to abandon the project. The decision was based primarily on management's intent to integrate the front desk system with new revenue management software, availability of more suitable and flexible externally developed software and a shift in information systems philosophy toward implementation of externally developed software and outsourcing of related support services. A charge of approximately $3,998,000 to write-off certain internal and external software development costs related to the project was recorded during the six months ended June 30, 1999.

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


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                  FOR THE THREE MONTHS ENDED,     FOR THE SIX MONTHS ENDED,
                                                                                 JUNE 30, 1998                  JUNE 30, 1998
                                                                                 -------------                  -------------
Revenue                                                                            $  239,080                       $  480,641
Net income from continuing operations                                              $   60,103                       $  110,692
Basic earnings per paired common share from continuing operations                  $      .41                       $      .73
Weighted average paired common shares outstanding                                  $  143,473                       $  139,115


The pro forma condensed combined consolidated results do not purport to be indicative of results that would have occurred had the La Quinta Merger been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

11. EARNINGS PER SHARE

COMBINED CONSOLIDATED EARNINGS PER SHARE IS COMPUTED AS FOLLOWS:


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                       FOR THE THREE MONTHS
                                                                                                  ENDED JUNE 30,
                                                                                          -----------------------------
                                                                                              1999             1998
                                                                                          -----------       -----------
Income from continuing operations                                                         $    47,643       $    46,567
Preferred stock dividends                                                                      (3,938)             (613)
                                                                                          -----------       -----------
Income from continuing operations available to
   common shareholders                                                                    $    43,705       $    45,954
                                                                                          -----------       -----------
                                                                                          -----------       -----------

Average outstanding shares of paired common stock                                             141,129           100,193
Dilutive effect of:
  Contingently issuable shares                                                                      -             1,277
  Stock options                                                                                     5               430
                                                                                          -----------       -----------
Dilutive potential paired common stock                                                        141,134           101,900
                                                                                          -----------       -----------
                                                                                          -----------       -----------
Earnings per share:
  Basic                                                                                   $       .31       $       .46
                                                                                          -----------       -----------
                                                                                          -----------       -----------
  Diluted                                                                                 $       .31       $       .45
                                                                                          -----------       -----------
                                                                                          -----------       -----------


Options to purchase 5,083,000 and 2,904,000 paired common shares at prices ranging from $13.44 to $36.46 were outstanding during the three months ended June 30, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the paired common shares. The options, which expire on dates ranging from December 1999 to December 2008, were still outstanding at June 30, 1999.

Convertible debentures outstanding for the three months ended June 30, 1999 and 1998, representing 6,540,000 and 7,957,000, paired common shares, if converted, respectively, are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

11. EARNINGS PER SHARE  (CONTINUED)


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                       FOR THE SIX MONTHS
                                                                                                 ENDED JUNE 30,
                                                                                          -----------------------------
                                                                                              1999             1998
                                                                                          -----------       -----------
Income from continuing operations                                                         $    62,518       $    90,272
Preferred stock dividends                                                                      (7,876)             (613)
                                                                                          -----------       -----------
Income from continuing operations available to
   common shareholders                                                                    $    54,642       $    89,659
                                                                                          -----------       -----------
                                                                                          -----------       -----------

Average outstanding shares of paired common stock                                             144,537            95,835
Dilutive effect of:
  Contingently issuable shares                                                                      -               851
  Stock options                                                                                    11               476
                                                                                          -----------       -----------

Dilutive potential paired common stock                                                        144,548            97,162
                                                                                          -----------       -----------
                                                                                          -----------       -----------

Earnings per share:
  Basic                                                                                   $       .38       $       .94
                                                                                          -----------       -----------
                                                                                          -----------       -----------
  Diluted                                                                                 $       .38       $       .92
                                                                                          -----------       -----------
                                                                                          -----------       -----------


Options to purchase 1,919,000 and 2,868,000 paired common shares at prices ranging from $21.85 to $36.46 were outstanding during the six months ended June 30, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the paired common shares. The options, which expire on dates ranging from October 2001 to April 2008, were still outstanding at June 30, 1999.

Convertible debentures outstanding for the six months ended June 30, 1999 and 1998, representing 6,540,000 and 8,014,000, paired common shares, if converted, respectively, are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

MEDITRUST CORPORATION EARNINGS PER SHARE IS COMPUTED AS FOLLOWS:


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                   FOR THE THREE MONTHS
                                                                                               ENDED JUNE 30,
                                                                                       ---------------------------
                                                                                          1999              1998
                                                                                       ----------      -----------
Income from continuing operations                                                      $   45,870      $    47,510
Preferred stock dividends                                                                  (3,938)            (613)
                                                                                       ----------      -----------
Income from continuing operations available to
   common shareholders                                                                 $   41,932      $    46,897
                                                                                       ----------      -----------
                                                                                       ----------      -----------

Average outstanding shares of common stock                                                142,434          101,498
Dilutive effect of:
  Contingently issuable shares                                                                  -            1,277
  Stock options                                                                                 5              430
                                                                                       ----------      -----------
Dilutive potential common stock                                                           142,439          103,205
                                                                                       ----------      -----------
                                                                                       ----------      -----------

Earnings per share:
  Basic                                                                                $      .29      $       .46
                                                                                       ----------      -----------
                                                                                       ----------      -----------
  Diluted                                                                              $      .29      $       .45
                                                                                       ----------      -----------
                                                                                       ----------      -----------


Options to purchase 3,312,000 and 2,636,000 paired common shares at prices ranging from $13.44 to $36.46 were outstanding during the three months ended June 30, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on dates ranging from October 2001 to December 2008, were still outstanding at June 30, 1999.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

11. EARNINGS PER SHARE  (CONTINUED)

Convertible debentures outstanding for the three months ended June 30, 1999 and 1998, representing 6,540,000 and 7,957,000 paired common shares, if converted, respectively, are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                    FOR THE SIX MONTHS
                                                                                               ENDED JUNE 30,
                                                                                       ---------------------------
                                                                                          1999            1998
                                                                                       ----------      -----------
Income from continuing operations                                                      $   88,961      $    92,150
Preferred stock dividends                                                                  (7,876)            (613)
                                                                                       ----------      -----------
Income from continuing operations available to
   common shareholders                                                                 $   81,085      $    91,537
                                                                                       ----------      -----------
                                                                                       ----------      -----------

Average outstanding shares of common stock                                                145,842           97,140
Dilutive effect of:
  Contingently issuable shares                                                                  -              851
  Stock options                                                                                11              476
                                                                                       ----------      -----------
Dilutive potential common stock                                                           145,853           98,467
                                                                                       ----------      -----------
                                                                                       ----------      -----------

Earnings per share:
  Basic                                                                                $      .56      $       .94
                                                                                       ----------      -----------
                                                                                       ----------      -----------
  Diluted                                                                              $      .56      $       .93
                                                                                       ----------      -----------
                                                                                       ----------      -----------

Options to purchase 1,919,000 and 2,618,000 paired common shares at prices ranging from $21.85 to $36.46 were outstanding during the six months ended June 30, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on dates ranging from October 2001 to October 2007, were still outstanding at June 30, 1999.

Convertible debentures outstanding for the six months ended June 30, 1999 and 1998, representing 6,540,000 and 8,014,000 paired common shares, if converted, respectively, are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

MEDITRUST OPERATING COMPANY EARNINGS PER SHARE IS COMPUTED AS FOLLOWS:


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                      FOR THE THREE MONTHS
                                                                                                 ENDED JUNE 30,
                                                                                        ----------------------------
                                                                                            1999              1998
                                                                                        -----------      -----------
Income (loss) from continuing operations available to
   common shareholders                                                                  $     1,773      $      (943)
                                                                                        -----------      -----------
                                                                                        -----------      -----------

Average outstanding shares of common stock                                                  141,129          100,193
Dilutive effect of:
  Contingently issuable shares                                                                    -
  Stock options                                                                                   5
                                                                                        -----------      -----------
Dilutive potential common stock                                                             141,134          100,193
                                                                                        -----------      -----------
                                                                                        -----------      -----------

Earnings per share:
  Basic                                                                                 $       .01      $      (.01)
                                                                                        -----------      -----------
                                                                                        -----------      -----------
  Diluted                                                                               $       .01      $      (.01)
                                                                                        -----------      -----------
                                                                                        -----------      -----------


              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

11.    EARNINGS PER SHARE  (CONTINUED)

Options to purchase 1,771,000 and 268,000 paired common shares at prices ranging from $13.46 to $31.44 were outstanding during the three months ended June 30, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on dates ranging from December 1999 to December 2008, were still outstanding at June 30, 1999.

Convertible debentures outstanding for the three months ended June 30, 1999 and 1998, representing 6,540,000 and 7,957,000 paired common shares, if converted, respectively, are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                      FOR THE SIX MONTHS
                                                                                                 ENDED JUNE 30,
                                                                                        -----------------------------
                                                                                            1999              1998
                                                                                        -----------      ------------
Loss from continuing operations available to
   common shareholders                                                                  $   (26,443)       $   (1,878)
                                                                                        -----------      ------------
                                                                                        -----------      ------------

Average outstanding shares of common stock                                                  144,537            95,835
Dilutive effect of:
  Contingently issuable shares
  Stock options


Dilutive potential common stock                                                             144,537            95,835
                                                                                        -----------      ------------
                                                                                        -----------      ------------

Earnings per share:
  Basic                                                                                 $      (.18)     $       (.02)
                                                                                        -----------      ------------
                                                                                        -----------      ------------
  Diluted                                                                               $      (.18)     $       (.02)
                                                                                        -----------      ------------
                                                                                        -----------      ------------


Options to purchase 250,000 paired common shares at $31.44 were outstanding during the six months ended June 30, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the paired common shares. The options, which expire in April 2008, were still outstanding at June 30, 1999.

Convertible debentures outstanding for the six months ended June 30, 1999 and 1998, representing 6,540,000 and 8,014,000 paired common shares, if converted, respectively, are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

Operating Company holds common shares of Realty which are unpaired pursuant to a stock option plan approved by the shareholders. The common shares held totaled 1,305,377 as of June 30, 1999. These shares affect the calculations of Realty's net income per common share but are eliminated in the calculation of net income per paired common share for The Meditrust Companies.

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

Periodically, Realty and Operating Company issue shares under the Share Award Plan. Amounts due from Realty and Operating Company in connection with awards of shares under the Share Award Plan are shown as a reduction of shareholders' equity in the

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

12.     TRANSACTIONS BETWEEN REALTY AND OPERATING COMPANY  (CONTINUED)

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

13.      SEGMENT REPORTING

MEASUREMENT OF SEGMENT PROFIT OR LOSS

The Companies evaluate performance based on contribution from each reportable segment. Contribution is defined by the Companies as income from operations before interest expense, depreciation, amortization, gains and losses on sales of assets, provisions for losses on disposal or impairment of assets, income or loss from unconsolidated entities, income taxes and nonrecurring income and expenses. The measurement of each of these segments is made on a combined basis with revenue from external customers, and excludes lease income between Realty and Operating Company. The Companies account for Realty and Operating Company transactions as if the transactions were to third parties, that is, at current market prices. Segment contribution for the six months ended June 30, 1998 includes only healthcare. The lodging segment was acquired on July 17, 1998. The following table presents information used by management by reported segment. The Companies do not allocate interest expense, income taxes or unusual items to segments.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
13.      SEGMENT REPORTING (CONTINUED)


                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                            ------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                       1999               1998
                                                                            -------------     ------------
Healthcare:
Rental income                                                               $      85,521     $     93,059
Interest income                                                                    69,833           77,146
Rental property operating costs                                                    (4,296)          (2,722)
General and administrative expenses                                                (9,136)          (8,307)
                                                                            -------------     ------------
Healthcare Contribution                                                           141,922          159,176
                                                                            -------------     ------------

Lodging:
Room revenue                                                                      291,728
Guest services and other                                                           19,080
Operating expenses                                                               (138,043)
General and administrative expenses                                                (8,782)
Rental property operating costs                                                   (13,425)
                                                                            -------------
Lodging Contribution                                                              150,558
                                                                            -------------

                      Combined Contribution                                       292,480          159,176
                                                                            -------------     ------------

Reconciliation to Combined Consolidated Financial Statements:
Other income                                                                         (856)         (26,000)
Interest expense                                                                  125,343           50,112
Depreciation and amortization                                                      68,082           20,545
Amortization of goodwill                                                           10,847            3,154
Gain on sale of assets                                                            (12,284)
Income from unconsolidated joint venture                                                              (448)
Other expenses                                                                     39,203           21,541
                                                                            -------------     ------------
                                                                                  230,335           68,904
                                                                            -------------     ------------
Income from continuing operations
   before benefit for income taxes                                                 62,145           90,272
Income tax benefit                                                                   (373)
                                                                            -------------     ------------
Income from continuing operations                                                  62,518           90,272
Discontinued operations:
  Income from discontinued operations                                                                9,752
  Gain (loss adjustment) on disposal of discontinued operations                     4,869
                                                                            -------------     ------------
Net income                                                                         67,387          100,024
Preferred stock dividends                                                          (7,876)            (613)
                                                                            -------------     ------------

 Net income available to Paired Common shareholders                         $      59,511     $     99,411
                                                                            -------------     ------------
                                                                            -------------     ------------


14.       SUBSEQUENT EVENTS

On July 12, 1999, the Board of Directors of Realty declared a dividend of $.46 per share of common stock payable on August 16, 1999 to shareholders of record on July 30, 1999.

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

After completing the Santa Anita Merger, the Companies began pursuing a strategy of diversifying into additional new businesses. Implementation of this strategy included the evaluation of numerous potential acquisition targets. On January 3, and January 11, 1998, Realty entered into definitive merger agreements to acquire La Quinta Inns, Inc. and its wholly owned subsidiaries and its unincorporated partnership and joint venture (collectively "La Quinta" and "La Quinta Merger") and Cobblestone Holdings, Inc. and its wholly owned subsidiary (collectively "Cobblestone" and "Cobblestone Merger"), respectively. In February 1998, legislation was proposed which limited the ability of the Companies to utilize the paired share structure. Accordingly, the Companies ceased any further evaluation of potential merger candidates and began a process of evaluating its healthcare portfolio.

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

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

The Plan was announced on November 12, 1998 and included the following components:

- Pursue the separation of the Companies' primary businesses, healthcare and lodging, by creating two separately traded publicly listed REITs. The Companies intend to spin off the healthcare financing business into a stand-alone REIT;
- Continue to operate the Companies' healthcare and lodging businesses using the existing paired share REIT structure until the healthcare spin-off takes place;
- Sell more than $1 billion of non-strategic assets, including the portfolio of golf-related real estate and operating properties ("Cobblestone Golf Group"), the Santa Anita Racetrack and approximately $550 million of non-strategic healthcare properties;
- Use the proceeds from these asset sales to achieve significant near-term debt reduction;
-    Settle the Companies' forward equity issuance transaction
     ("FEIT") with Merrill Lynch;
- Reduce capital investments to reflect the current operating condition in each industry;
-    Reset Realty's annual dividend to $1.84 per common share.

Following the announcement of the Plan, the Companies classified the golf and horseracing activities as discontinued operations for financial reporting purposes. Accordingly, management's discussion and analysis of financial condition and results of operations is focused on the Companies' primary businesses, healthcare and lodging.

The Companies' ability to complete the separation of the two primary businesses is dependent upon capital market conditions, which are beyond the control of the Companies. These conditions may materially impact the timing of the separation and the Companies' ability to successfully implement the separation. The Companies cannot be certain that the capital markets will be amenable to the separation and the creation of two distinct separately traded companies. Based on the current state of the healthcare capital markets, the Companies do not believe that the separation will occur in 1999.

The joint annual report on Form 10-K, filed for the year ended December 31, 1998, and the joint quarterly report on Form 10-Q, filed for the three months ended March 31, 1999, summarized progress in implementing, and in some cases completing, significant components of the Plan during 1998 and in early 1999. This joint quarterly report on Form 10-Q provides an update since those documents were filed.

THE MEDITRUST COMPANIES--COMBINED RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 VS. THREE MONTHS ENDED JUNE 30, 1998

Revenue for the three months ended June 30, 1999, was $239,714,000 compared to $87,970,000 for the three months ended June 30, 1998, an increase of $151,744,000. Revenue growth was primarily attributable to the addition of hotel operating revenues of $162,274,000, which was partially offset by a net decrease to rental and interest income of $10,530,000. The decrease primarily resulted from asset sales and mortgage repayments over the last year net of the effect of additions to real estate investments made during the same period. There are no comparative hotel operating revenues for the three months ended June 30, 1998 as the La Quinta Merger was not consummated until July 17, 1998, however, certain factors can be compared to the predecessor entity. Hotel operating revenues generally are measured as a function of the average daily rate ("ADR") and occupancy. The ADR decreased to $60.45 in 1999 from $61.20 in 1998, a decrease of $.75 or 1.2%. Occupancy percentage increased .4 percentage points to 73.0% in 1999 from 72.6% in 1998. Revenue per available room ("RevPAR"), which is the product of occupancy percentage and ADR, decreased .6% over 1998. The decrease in RevPAR is primarily due to a greater increase in the supply of available rooms than in demand in the southwest region. The relationship between supply and demand varies by region, however, it has impacted La Quinta to a greater extent than its competitors due to its concentration of hotels in the southwest. The revenue impact of the oversupply of available rooms was partially mitigated by revenue increases resulting from a higher proportion of room rental income from the Inn & Suites hotels as compared to the Inns during the comparable three-month periods. Inn & Suites hotels generally have higher room rental income per night than the Inns.

For the three months ended June 30, 1999, total recurring operating expenses were $88,867,000 compared to $5,380,000 for the three months ended June 30, 1998, an increase of $83,487,000. This increase was primarily attributable to the addition of hotel expenses which include operating expenses of $71,441,000 and general and administrative expenses of $4,394,000. General and administrative expenses include $4,173,000 in overhead for the lodging segment and $221,000 for allocated expenses of the paired share structure. Hotel operating and general and administrative expenses include costs associated with the operation such as salaries, wages, utilities, repair and maintenance, credit card discounts and room supplies as well as corporate expenses, such as the costs of general management, office rent, training and field supervision of hotel managers and other marketing and administrative expenses. Rental property operating expenses related to the hotels were $6,772,000 and principally consist of property taxes on hotel facilities. For the three months ended June 30, 1999, rental property operating expenses attributable to the healthcare business were $2,042,000 compared to $1,457,000 for the three months ended June 30, 1998, an increase of $585,000. The increase was primarily a result of expenses associated with medical office buildings purchased over the last twelve months. Rental property operating expenses attributed to the healthcare business principally consist of expenses for the management and operation of medical office buildings. General and administrative expenses related to healthcare increased by $295,000 primarily due to increases in state franchise taxes resulting from acquisitions made over the last twelve months.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

The Companies consider contribution from each primary business in evaluating performance. Contribution includes revenue from each business, excluding non-recurring or unusual income, less operating expenses, rental property operating expenses and general and administrative expenses. The combined contribution of the healthcare and lodging businesses was $150,847,000 for the three months ended June 30, 1999, of which $71,180,000 related to healthcare and $79,667,000 related to lodging. The contribution of the healthcare business decreased $11,410,000 from $82,590,000 for the comparative three months ended June 30, 1998. The decrease was primarily a result of the impact on revenue of asset sales and mortgage repayments over the last year and increases to state franchise taxes related to mergers completed in the last year.

The lodging contribution was $79,667,000 or 49.1% of lodging revenues during the three months ended June 30, 1999, compared to 47.8% for the same period in 1998. This improvement is reflective of a greater number of Inn & Suites hotels which generally operate at higher margins than La Quinta Inns and a continuing focus on cost controls and reduced corporate overhead.

Interest expense increased by $33,991,000 due to increases in the borrowing rate and in debt outstanding as a result of a new bank facility added in 1998, the acquisitions of La Quinta and Cobblestone, net of amounts repaid from various asset sales made over the past year. Depreciation and amortization increased by $28,097,000 which was primarily a result of increased real estate investments and amortization of goodwill from the La Quinta acquisition completed on July 17, 1998.

ASSET SALES

During the three months ended June 30, 1999, Realty realized gains on the sale of healthcare real estate assets of $13,000. Sales of healthcare properties were completed pursuant to the Plan and included two assisted living facilities.

OTHER EXPENSES

During the second quarter of 1999, the Companies recorded approximately $4,316,000 in other expenses. These are non-recurring costs associated with the implementation of the Plan and primarily relate to the early repayment and modification of certain debt as well as professional and other advisory fees.

DISCONTINUED OPERATIONS

Pursuant to the Plan, the Companies have classified golf and horseracing activities as discontinued operations for financial reporting purposes. There was no income from discontinued operations nor adjustments to the loss on disposal of discontinued operations during the three months ended June 30, 1999. The Companies anticipate the final adjustments on the disposal of the golf and horseracing segments to be completed during 1999. For the three months ended June 30, 1998, the Companies have presented income from discontinued operations of $1,836,000 which was related to the horseracing and golf segments.

NET INCOME

The resulting net income available for common shareholders, after deducting preferred share dividends, for the three months ended June 30, 1999, was $43,705,000 compared to net income of $47,790,000 for the three months ended June 30, 1998. The net income per paired common share (diluted) for the three months ended June 30, 1999 was $.31 compared to net income per paired common share (diluted) of $.47 for the three months ended June 30, 1998. The per paired common share amount decreased primarily due to other expenses and the issuance of 43,280,000 additional paired common shares to consummate the La Quinta Merger.

SIX MONTHS ENDED JUNE 30, 1999 VS. SIX MONTHS ENDED JUNE 30, 1998

Revenue for the six months ended June 30, 1999, was $467,018,000 compared to $196,205,000 for the six months ended June 30, 1998, an increase of $270,813,000 Revenue growth was primarily attributable to the addition of hotel operating revenues of $310,808,000, which was partially offset by a net decrease to rental and interest income of $14,851,000. The decrease primarily resulted from asset sales and mortgage repayments over the last year net of the effect of additions to real estate investments made during the same period. Other non-recurring income for the six months ended June 30, 1999 was $856,000, which arose from lease breakage fees received from the sale of healthcare-owned properties. There are no comparative hotel operating revenues for the six months ended June 30, 1998 as the La Quinta Merger was not consummated until July 17, 1998, however, certain factors can be compared to the predecessor entity. Hotel operating revenues generally are measured as a function of the ADR and occupancy. The ADR decreased to $61.06 in 1999 from $61.07 in 1998, a decrease of $.01 or .02%. Occupancy percentage increased .5 percentage points to 70.1% in 1999 from 69.6% in 1998. RevPAR, which is the product of occupancy percentage and ADR, increased .7% over 1998. The increase in RevPAR is primarily due to a higher proportion of room rental income from the Inn & Suites hotels as compared to the Inns during the comparable six-month periods. Inn & Suites hotels generally have

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

higher room rental income per night than the Inns. These increases were partially offset by a greater increase in the supply of available rooms than in demand in the southwest region, particularly in the second quarter of 1999. The relationship between supply and demand varies by region, however, it has impacted La Quinta to a greater extent than its competitors due to its concentration of hotels in the southwest.

For the six months ended June 30, 1999, total recurring operating expenses were $173,682,000 compared to $11,029,000 for the six months ended June 30, 1998, an increase of $162,653,000. This increase was primarily attributable to the addition of hotel expenses which include operating expenses of $138,043,000 and general and administrative expenses of $8,782,000. General and administrative expenses include $8,294,000 in overhead for the lodging segment and $488,000 for allocated expenses of the paired share structure. Hotel operating and general and administrative expenses include costs associated with the operation such as salaries, wages, utilities, repair and maintenance, credit card discounts and room supplies as well as corporate expenses, such as the costs of general management, office rent, training and field supervision of hotel managers and other marketing and administrative expenses. Rental property operating expenses related to the hotels were $13,425,000 and principally consist of property taxes on hotel facilities. For the six months ended June 30, 1999, rental property operating expenses attributable to the healthcare business were $4,296,000 compared to $2,722,000 for the six months ended June 30, 1998, an increase of $1,574,000. The increase was primarily a result of expenses associated with medical office buildings purchased over the last twelve months. Rental property operating expenses attributed to the healthcare business principally consist of expenses for the management and operation of medical office buildings. General and administrative expenses related to healthcare increased by $829,000 primarily due to increases in state franchise taxes resulting from acquisitions made over the last twelve months.

The Companies consider contribution from each primary business in evaluating performance. Contribution includes revenue from each business, excluding non-recurring or unusual income, less operating expenses, rental property operating expenses and general and administrative expenses. The combined contribution of the healthcare and lodging businesses was $292,480,000 for the six months ended June 30, 1999, of which $141,922,000 related to healthcare and $150,558,000 related to lodging. The contribution of the healthcare business decreased $17,254,000 from $159,176,000 for the comparative six months ended June 30, 1998. The decrease was primarily a result of the impact on revenue of asset sales and mortgage repayments over the last year and increases to state franchise taxes related to mergers completed in the last year.

The lodging contribution was $150,558,000 or 48.4% of lodging revenues during the six months ended June 30, 1999, compared to 47.0% for the same period in 1998. This improvement is reflective of a greater number of Inn & Suites hotels which generally operate at higher margins than La Quinta Inns and a continuing focus on cost controls and reduced corporate overhead.

Interest expense increased by $75,231,000 due to increases in the borrowing rate and in debt outstanding as a result of a new bank facility added in 1998, the acquisitions of La Quinta and Cobblestone, net of amounts repaid from various asset sales made over the past year. Depreciation and amortization increased by $55,230,000 which was primarily a result of increased real estate investments and amortization of goodwill from the La Quinta acquisition completed on July 17, 1998.

ASSET SALES

During the six months ended June 30, 1999, Realty realized gains on the sale of healthcare real estate assets of $12,284,000. Sales of healthcare properties were completed pursuant to the Plan and included one rehabilitation facility, one long-term care facility, and 17 assisted living facilities. Realty also sold a hotel and land held for development on which there was no gain or loss realized.

OTHER EXPENSES

During the six months ended June 30, 1999, the Companies recorded approximately $39,203,000 in other expenses.

On May 10, 1999, the Companies entered into a separation agreement with Abraham
D. Gosman, former Director and Chairman of the Companies and Chief Executive Officer and Treasurer of Operating. Under the terms of the separation agreement, Mr. Gosman received severance payments totaling $25,000,000 in cash and the continuation of certain life insurance benefits. The Companies established a Special Committee of The Boards of Directors of Realty and Operating (the "Special Committee") to evaluate the applicability of Mr. Gosman's employment contract and whether such severance or other payments were appropriate. Based on the results of the evaluation and recommendation of the Special Committee, the Boards of Directors concluded that the separation agreement was in the long-term best interest of the shareholders of the Companies and approved the separation agreement.

The Companies incurred approximately $10,205,000 of non-recurring costs associated with the development and implementation of the Plan. These costs primarily relate to the early repayment and modification of certain debt, other advisory fees related to the Plan, and other professional fees related to the separation agreement with Mr. Gosman.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

Also, in conjunction with the implementation of the Plan, which included a change in the focus of the lodging division to internal growth, La Quinta management performed a review of the front desk system under development for its lodging facilities, and made a decision to abandon the project. The decision was based primarily on management's intent to integrate the front desk system with new revenue management software, availability of more suitable and flexible externally developed software and a shift in information systems philosophy toward implementation of externally developed software and outsourcing of related support services. A charge of approximately $3,998,000 to write-off certain internal and external software development costs related to the project was recorded during the six months ended June 30, 1999.

DISCONTINUED OPERATIONS

As part of the Plan, the Companies sold the Santa Anita Racetrack during the fourth quarter of 1998 and sold the Cobblestone Golf Group during the first quarter of 1999. The Companies have reflected the financial results for 1999 and 1998 of Santa Anita and Cobblestone as discontinued operations. During the first half of 1999, the Companies adjusted the provision for loss on disposal of the Cobblestone Golf Group by recording a gain of approximately $2,994,000 which includes an estimate of a working capital adjustment to the final selling price. In addition, the Companies recorded $1,875,000 as an adjustment to the estimated selling price of the Santa Anita Racetrack. The Companies anticipate the final adjustments for both of these transactions will be finalized during 1999. For the six months ended June 30, 1998, the Companies have presented income from discontinued operations of $9,752,000 which was related to the horseracing and golf segments.

NET INCOME

The resulting net income available for the common shareholders, after deducting preferred share dividends, for the six months ended June 30, 1999, was $59,511,000 compared to net income of $99,411,000 for the six months ended June 30, 1998. The net income per paired common share (diluted) for the six months ended June 30, 1999 was $.41 compared to net income per paired common share (diluted) of $1.02 for the six months ended June 30, 1998. The per paired common share amount decreased primarily due to other expenses and the issuance of 43,280,000 additional paired common shares to consummate the La Quinta Merger.

THE MEDITRUST COMPANIES - COMBINED LIQUIDITY AND CAPITAL RESOURCES

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

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

The Companies provide funding for new investments, debt repayments and costs associated with the restructuring through a combination of long-term and short-term financing including, both debt and equity, as well as the previously announced sale of assets. The Companies may decide to sell additional assets to meet their commitments and provide them with additional liquidity. The Companies obtain long-term financing through the issuance of shares, long-term unsecured notes, convertible debentures and the assumption of mortgage notes. The Companies obtain short-term financing through the use of bank lines of credit, which are replaced with long-term financing as appropriate. From time to time, the Companies may utilize interest rate caps or swaps to attempt to hedge interest rate volatility. It is the Companies' objective to match mortgage and lease terms with the terms of their borrowings. The Companies attempt to maintain an appropriate spread between their borrowing costs and the rate of return on their investments. When development loans convert to sale/leaseback transactions or permanent mortgage loans, the base rent or interest rate, as appropriate, is fixed at the time of such conversion. There is, however, no assurance that the Companies will satisfactorily achieve, if at all, the objectives set forth in this paragraph.

On July 17, 1998, Realty entered into a credit agreement (the "Credit Agreement") which provided Realty with up to $2,250,000,000 in credit facilities, replacing Realty's then existing $365,000,000 revolving credit facilities. The Credit Agreement provided for borrowings in four separate tranches (each a "Tranche"): Tranche A, a $1,000,000,000 revolving loan, amounts of which if repaid may be reborrowed, which matures July 17, 2001; Tranche B, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 1999 with a $250,000,000 mandatory principal payment on April 17, 1999; Tranche C, a term loan in the amount of $250,000,000, amounts of which if repaid may not be reborrowed, which

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

matures July 17, 1999 with a six month extension option which management exercised for a fee of 12.5 basis points; and Tranche D, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 2001.

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

On March 10, 1999, Realty reached a second agreement with its bank group to further amend the Credit Agreement. The second amendment became effective upon the successful completion of the sale of Cobblestone Golf Group and provided for a portion of the sale proceeds to be applied to the FEIT. The second amendment also provided for, among other things, upon the sale of Cobblestone Golf Group, elimination of limitations on certain healthcare investments and a lowering of the commitment on the revolving tranche to $850,000,000.

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

As of June 30, 1999, approximately $1,806,000 in charges related to the Plan remained unpaid. Payments made during the quarter included professional and advisory fees and severance paid to former employees.

As of June 30, 1999, the Companies' gross real estate investments totaled approximately $5,263,473,000 consisting of 212 long-term care facilities, 140 retirement and assisted living facilities, 34 medical office buildings, one acute care hospital campus, seven other healthcare facilities and 300 hotel facilities in service with two more under construction. At June 30, 1999, Realty was committed to provide additional financing of approximately $72,000,000 relating to three long-term care facilities, seven assisted living facilities and two hotel facilities currently under construction as well as additions to existing facilities in the portfolio.

The Companies had shareholders' equity of $2,773,952,000 and debt constituted 49% of the Companies' total capitalization as of June 30, 1999.

On July 12, 1999, the Board of Directors of Realty declared a dividend of $0.46 per share of common stock payable on August 16, 1999 to shareholders of record on July 30, 1999. Realty anticipates paying the same dividend in the fourth quarter but no assurances can be given that Realty will continue to pay the dividend in this amount.

Of the $850,000,000 revolving tranche commitment, approximately $287,000,000 was available at July 23, 1999, at Realty's option of the base rate (10.0%) or LIBOR plus 2.875% (8.06% at July 23, 1999).

The Companies have an effective shelf registration statement on file with the SEC under which the Companies may issue $1,825,000,000 of securities including shares, preferred stock, debt, series common stock, convertible debt and warrants to purchase shares, preferred shares, debt, series common stock and convertible debt.

The Companies believe that their various sources of capital are adequate to finance their operations as well as their existing commitments, including the acquisition and/or mortgage financing of certain healthcare facilities, the completion of the La Quinta Inn & Suites currently under development and repayment of debt maturing for the next twelve months.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

COMBINED FUNDS FROM OPERATIONS

Combined Funds from Operations of the Companies was $84,619,000 and $62,275,000 for the three months ended and $158,565,000 and $121,360,000 for the six months ended June 30, 1999 and 1998 respectively.

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

The following reconciliation of net income and loss available to common shareholders to Funds from Operations illustrates the difference between the two measures of operating performance for the three and six months ended June 30, 1999 and 1998. Certain reconciling items include amounts reclassified from income from operations or gain on disposal of discontinued operations and, accordingly, do not necessarily agree to revenue and expense captions in the Companies' financial statements.


(IN THOUSANDS)                                                      Three months ended June 30,
                                                                     1999                 1998
                                                                 -------------       -------------
Net income available to paired common shareholders               $      43,705       $      47,790
     Depreciation of real estate and intangible amortization            36,611              14,485
     Gains on sales of assets                                              (13)
     Other expenses                                                      4,316
                                                                 -------------       -------------
Funds from Operations                                            $      84,619       $      62,275
                                                                 -------------       -------------
                                                                 -------------       -------------

Weighted average paired common shares outstanding:
Basic                                                                  141,129             100,193
Diluted                                                                141,134             101,900


(IN THOUSANDS)                                                      Six months ended June 30,
                                                                     1999               1998
                                                                 -------------       -------------

Net income available to paired common shareholders               $      59,511       $      99,411
     Depreciation of real estate and intangible amortization            74,884              26,408
     Gains on sales of assets                                          (14,607)
     Other income                                                         (856)            (26,000)
     Other expenses                                                     39,633              21,541
                                                                 -------------       -------------
Funds from Operations                                            $     158,565       $     121,360
                                                                 -------------       -------------
                                                                 -------------       -------------

Weighted average paired common shares outstanding:
Basic                                                                  144,537              95,835
Diluted                                                                144,548              97,162



REALTY--RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999  VS. THREE MONTHS ENDED JUNE 30, 1998

Revenue for the three months ended June 30, 1999 was $161,989,000 compared to $88,062,000 for the three months ended June 30, 1998, an increase of $73,927,000. Revenue growth was primarily attributable to the addition of rent and royalty income of $81,292,000 from Operating, related to hotel facilities acquired in the La Quinta Merger and the addition of revenues of $3,147,000 from hotels operated by Realty. These increases were partially offset by a net decrease to rental and interest income of

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

$10,447,000. The decrease resulted primarily from asset sales and mortgage repayments over the last year net of the affect of additions to real estate investments made during the same period.

For the three months ended June 30, 1999, total recurring expenses increased by $70,927,000. Interest expense increased $35,548,000 due to increases in debt outstanding resulting from additional real estate investments made over the past year and the acquisitions of La Quinta and Cobblestone. Depreciation and amortization increased by $26,065,000 which was primarily a result of increased real estate investments and amortization of goodwill from the La Quinta Merger completed on July 17, 1998. General and administrative expenses increased by $950,000 primarily due to a higher level of operating costs associated with the management and activity of the portfolio and as a result of the La Quinta Merger. Rental and hotel property operating expenses increased by $8,364,000 primarily due to property taxes incurred at hotel facilities, expenses related to the operation of two hotels and management and operation of medical office buildings that were purchased in 1998.

ASSET SALES

During the three months ended June 30, 1999, Realty realized gains on the sale of healthcare real estate assets of $13,000. Sales of healthcare properties were completed pursuant to the plan and included two assisted living facilities. Proceeds of asset sales were used to repay debt prior to maturity and de-lever the balance sheet.

OTHER EXPENSES

During the three months ended June 30, 1999, other non-recurring expenses of $4,316,000 were incurred which related to the Plan. These expenses consisted of approximately $1,000,000 of capitalized debt costs and $637,000 of breakage fees associated with swap contracts on repaid debt, and approximately $2,679,000 in professional and advisory fees that were incurred.

DISCONTINUED OPERATIONS

Pursuant to the Plan, Realty has classified golf and horseracing activities as discontinued operations for financial reporting purposes. There was no income from discontinued operations nor adjustments to the loss on disposal during the three months ended June 30, 1999. Realty anticipates final adjustments on the disposal of the golf and horseracing segments to be completed during 1999. For the three months ended June 30, 1998, Realty has presented income from discontinued operators of $4,038,000, which was related to the horseracing and golf segments.

NET INCOME

The resulting net income available for common shareholders, after deducting preferred share dividends, for the three months ended June 30, 1999, was $41,932,000 compared to net income of $50,935,000 for the three months ended June 30, 1998. The net income per common share (diluted) for the three months ended June 30, 1999 was $.29 compared to net income per common share (diluted) of $0.49 for the three months ended June 30, 1998. The per common share amount decreased primarily due to the issuance of 43,280,000 additional common shares to consummate the La Quinta Merger.

SIX MONTHS ENDED JUNE 30, 1999 VS. SIX MONTHS ENDED JUNE 30, 1998

Revenue for the six months ended June 30, 1999 was $315,665,000 compared to $196,441,000 for the six months ended June 30, 1998, an increase of $119,224,000. Revenue growth was primarily attributable to the addition of rent and royalty income of $153,160,000 from Operating, related to hotel facilities acquired in the La Quinta Merger and the addition of revenues of $6,357,000 from hotels operated by Realty. These increases were partially offset by a net decrease to rental and interest income of $15,084,000. The decrease resulted primarily from asset sales and mortgage repayments over the last year net of the affect of additions to real estate investments made during the same period. Other non-recurring income for the six months ended June 30, 1999 was $856,000, which arose from lease breakage fees received from the sale of healthcare-owned properties.

For the six months ended June 30, 1999, total recurring expenses increased by $147,085,000. Interest expense increased $76,678,000 due to increases in debt outstanding resulting from additional real estate investments made over the past year and the acquisitions of La Quinta and Cobblestone. Depreciation and amortization increased by $51,377,000 which was primarily a result of increased real estate investments and amortization of goodwill from the La Quinta Merger completed on July 17, 1998. General and administrative expenses increased by $2,081,000 primarily due to a higher level of operating costs associated with the management and activity of the portfolio and as a result of the La Quinta Merger. Rental and hotel property operating expenses

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

increased by $16,949,000 primarily due to property taxes incurred at hotel facilities, expenses related to the operation of the two hotels and management and operation of medical office buildings that were purchased in 1998.

ASSET SALES

During the six months ended June 30, 1999, Realty realized gains on the sale of healthcare real estate assets of $12,284,000. Sales of healthcare properties were completed pursuant to the Plan and included one rehabilitation facility, one long-term care facility, and 17 assisted living facilities. Realty also sold a hotel and land held for development on which there was no gain or loss realized. Proceeds of asset sales were used to repay debt prior to maturity and de-lever the balance sheet.

OTHER EXPENSES

During the six months ended June 30, 1999, other non-recurring expenses of $8,705,000 were incurred which related to the Plan. These expenses consisted of approximately $4,907,000 of capitalized debt costs and $1,119,000 of breakage fees associated with swap contracts on repaid debt and approximately $2,679,000 in professional and advisory fees that were incurred.

DISCONTINUED OPERATIONS

Pursuant to the Plan, Realty has classified golf and horseracing activities as discontinued operations for financial reporting purposes. Accordingly, Realty has presented as discontinued operations approximately $16,094,000 of gains on disposal of the golf and horseracing segments during the six months ended June 30, 1999. Realty has recorded a gain of $9,439,000 related to the sale of the Cobblestone Golf Group, which was sold on March 31, 1999. The horseracing segment was sold on December 10, 1998. During the six months ended June 30, 1999, a gain of $6,655,000 was recorded which related to an adjustment of the selling price between Realty and Operating. Realty anticipates final adjustments on the disposal of the golf and horseracing segments to be completed during 1999. For the six months ended June 30, 1998, Realty has presented income from discontinued operations of $11,100,000, which was related to the horseracing and golf segments.

NET INCOME

The resulting net income available for common shareholders, after deducting preferred share dividends, for the six months ended June 30, 1999, was $97,179,000 compared to net income of $102,637,000 for the six months ended June 30, 1998. The net income per common share (diluted) for the six months ended June 30, 1999 was $.67 compared to net income per common share (diluted) of $1.04 for the six months ended June 30, 1998. The per common share amount decreased primarily due to the issuance of 43,280,000 additional common shares to consummate the La Quinta Merger.

REALTY -LIQUIDITY AND CAPITAL RESOURCES

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

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

Realty provides funding for new investments, debt repayments and costs associated with the restructuring through a combination of long-term and short-term financing including, both debt and equity, as well as the previously announced sale of assets. Realty may decide to sell additional assets to meet its commitments and to provide it with additional liquidity. Realty obtains long-term financing through the issuance of shares, long-term unsecured notes, convertible debentures and the assumption of mortgage notes. Realty obtains short- term financing through the use of bank lines of credit, which are replaced with long-term financing as appropriate. From time to time, Realty may utilize interest rate caps or swaps to attempt to hedge interest rate volatility. It is Realty's objective to match mortgage and lease terms with the terms of its borrowings. Realty attempts to maintain an appropriate spread between its borrowing costs and the rate of return on its investments. When development loans convert to sale/leaseback transactions or permanent mortgage loans, the base rent or interest rate, as appropriate, is fixed at the time of such conversion. There is, however, no assurance that Realty will satisfactorily achieve, if at all, the objectives set forth in this paragraph.

On July 17, 1998, Realty entered into a Credit Agreement which provided Realty with up to $2,250,000,000 in credit facilities, replacing Realty's then existing $365,000,000 revolving credit facilities. The Credit Agreement provided for borrowings in four separate Tranches: Tranche A, a $1,000,000,000 revolving loan, amounts of which if repaid may be reborrowed, which matures

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

July 17, 2001; Tranche B, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 1999 with a $250,000,000 mandatory principal payment on April 17, 1999; Tranche C, a term loan in the amount of $250,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 1999 with a six month extension option which management exercised for a fee of 12.5 basis points; and Tranche D, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 2001.

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

On March 10, 1999, Realty reached a second agreement with its bank group to further amend the Credit Agreement. The second amendment became effective upon the successful completion of the sale of Cobblestone Golf Group and provided for a portion of the sale proceeds to be applied to the FEIT. The second amendment also provided for, among other things, upon the sale of Cobblestone Golf Group, elimination of limitations on certain healthcare investments and a lowering of the commitment on the revolving tranche to $850,000,000.

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

As of June 30, 1999, approximately $1,000,000 in charges related to the Plan remained unpaid. Payments made during the quarter included professional and advisory fees and severance paid to former employees.

As of June 30, 1999, Realty's gross real estate investments totaled approximately $5,242,677,000 consisting of 212 long-term care facilities, 140 retirement and assisted living facilities, 34 medical office buildings, one acute care hospital campus, seven other healthcare facilities and 298 hotel facilities in service with 2 more under construction. At June 30, 1999, Realty was committed to provide additional financing of approximately $72,000,000 relating to three long-term care facilities, seven assisted living facilities and two hotel facilities currently under construction as well as additions to existing facilities in the portfolio.

Realty had shareholders' equity of $2,735,793,000 and debt constituted 50% of Realty's total capitalization as of June 30, 1999.

On July 12, 1999, the Board of Directors of Realty declared a dividend of $0.46 per share of common stock payable on August 16, 1999 to shareholders of record on July 30, 1999. Realty anticipates paying the same dividend in the fourth quarter but no assurances can be given that Realty will continue to pay the dividend in this amount.

Of the $850,000,000 revolving tranche commitment, approximately $287,000,000 was available at July 23, 1999, at Realty's option of the base rate (10.0%) or LIBOR plus 2.875% (8.06% at July 23, 1999).

The Companies have an effective shelf registration statement on file with the SEC under which the Companies may issue $1,825,000,000 of securities including shares, preferred stock, debt, series common stock, convertible debt and warrants to purchase shares, preferred shares, debt, series common stock and convertible debt.

Realty believes that various sources of capital, including proceeds from the sale of assets, are adequate to finance operations as well as existing commitments, including the acquisition and/or mortgage financing of certain healthcare facilities, the completion of the La Quinta Inn & Suites currently under development and repayment of the debt maturing over the next twelve months.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

OPERATING--RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 VS. THREE MONTHS ENDED JUNE 30, 1998

Operating has derived its revenue primarily from hotel operations since the consummation of the La Quinta Merger on July 17, 1998. Hotel revenues for the three months ended June 30, 1999 were $159,127,000. Approximately $152,677,000 or 96% of hotel revenues were derived from room rentals. Hotel operating revenues generally are measured as a function of the ADR and occupancy percentage. The ADR for the three months ended June 30, 1999 was $60.45 compared to ADR for the three months ended June 30,1998 of $61.20, a decrease of $.75 or 1.2%. Occupancy percentage increased to 73% from 72.6%, an increase of .4 percentage points. RevPAR, which is a product of the occupancy percentage and ADR, decreased .6% in the three months ended June 30,1999 compared to the three months ended June 30,1998. The decrease in RevPAR is primarily due to a greater increase in the supply of available rooms than in demand in the southwest region. The relationship between supply and demand varies by region, however, it has impacted La Quinta to a greater extent than its competitors due to its concentration of hotels in the southwest. The revenue impact of the oversupply of available rooms was partially mitigated by revenue increases resulting from a higher proportion of room rental income from the Inn & Suites hotels as compared to the Inns during the comparable three-month periods. Inn & Suites hotels generally have higher room rental income per night than the Inns.

Other sources of hotel revenues during the three months ended June 30, 1999 include: guest services revenue of approximately $3,787,000, which is derived from charges to guests for long distance service, fax use and laundry service; and approximately $2,065,000 related to meeting and banquet rentals, restaurant rental and management services. Commission revenue of approximately $598,000 was earned on phone, movie and vending services. Interest and other income was $1,479,000 for the three months ended June 30, 1999 compared to $186,000 for the same period in 1998. For the three months ended June 30, 1998, Operating derived its revenue from horseracing and golf, which are now classified as discontinued operations.

For the three months ended June 30,1999, total recurring expenses were $158,380,000 compared to $1,129,000 for the same period in 1998. Expenses for the three months ended June 30, 1999 were primarily attributable to the addition of recurring lodging costs, which include hotel operating costs, general and administrative expenses, interest, rent and royalties paid to Realty. For the three months ended June 30, 1998, Operating expenses were related to horseracing and golf, which are now classified as discontinued operations. For the three months ended June 30, 1999, total hotel operating costs were $70,434,000 and general and administrative expenses were $4,388,000 including $4,167,000 of overhead and $221,000 of allocated expenses of the paired share structure. Salaries, wages and related costs, represent approximately 39.8% of total hotel operating costs and overhead. Other major categories of lodging operating expense include utilities, supplies, advertising and administrative costs. General and administrative expenses related to Operating for the three months ended June 30, 1998 were $649,000. Interest, royalty and rent expenses due to Realty of $81,292,000 as well as $32,000 of interest due to third parties were incurred during the three months ended June 30,1999 compared to $278,000 for the same period in 1998. Depreciation and amortization expense for the three months ended June 30, 1999 was $2,234,000 compared to $202,000 for the same period in 1998. The increase was primarily related to depreciation of furniture and fixtures and other intangible assets acquired in the La Quinta Merger.

At June 30, 1999, La Quinta operated 300 hotels (including 232 Inns and 68 Inn & Suites) with approximately 39,000 rooms, compared to 280 hotels (including 233 Inns and 47 Inn & Suites) with approximately 36,000 rooms at the merger date of July 17, 1998. La Quinta's unit growth program is based primarily on the construction of new Inn & Suites hotels. La Quinta anticipates opening both of its Inn & Suites under construction in the third quarter of 1999.

DISCONTINUED OPERATIONS

Pursuant to the Plan, Operating has classified golf and horseracing activities as discontinued operations for financial reporting purposes. There was no income from discontinued operations nor adjustments to the loss on disposal of discontinued operations during the three months ended June 30, 1999. Operating anticipates final adjustments on the disposal of the golf and horseracing segments to be completed during 1999. For the three months ended June 30, 1998, Operating has presented a loss from discontinued operations of $2,202,000 which was related to the horseracing and golf segments.

NET LOSS

The resulting net income available for common shareholders for the three months ended June 30, 1999, was $1,773,000 compared to a net loss of $3,145,000 for the three months ended June 30, 1998. The net income per common share for the three months

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

ended June 30, 1999 was $.01 compared to a net loss of $0.03 for the three months ended June 30, 1998. The per common share amount increased primarily due to the addition of net income related to the hotel operations.

SIX MONTHS ENDED JUNE 30, 1999 VS. SIX MONTHS ENDED JUNE 30, 1998

Operating has derived its revenue primarily from hotel operations since the consummation of the La Quinta Merger on July 17, 1998. Hotel revenues for the six months ended June 30, 1999 were $304,451,000. Approximately $291,728,000 or 96% of hotel revenues were derived from room rentals. Hotel operating revenues generally are measured as a function of the ADR and occupancy percentage. The ADR for the six months ended June 30, 1999 was $61.06 compared to ADR for the six months ended June 30, 1998 of $61.07, a decrease of $.01 or .02%. Occupancy percentage increased to 70.1% from 69.6%, an increase of .5 percentage points. RevPAR, which is a product of the occupancy percentage and ADR, increased .7% in the six months ended June 30, 1999 compared to the six months ended June 30, 1998. The increase in RevPAR is primarily due to a higher proportion of room rental income from the Inn & Suites hotels as compared to the Inns during the comparable six-month periods. Inn & Suites hotels generally have higher room rental income per night than the Inns. These increases were partially offset by a greater increase in the supply of available rooms than in demand in the southwest region, particularly in the second quarter of 1999. The relationship between supply and demand varies by region, however, it has impacted La Quinta to a greater extent than its competitors due to its concentration of hotels in the southwest.

Other sources of hotel revenues during the six months ended June 30, 1999 include: guest services revenue of approximately $7,252,000, which is derived from charges to guests for long distance service, fax use and laundry service; and approximately $4,237,000 related to meeting and banquet rentals, restaurant rental and management services. Commission revenue of approximately $1,234,000 was earned on phone, movie and vending services. Interest and other income was $1,651,000 for the six months ended June 30, 1999 compared to $253,000 for the same period in 1998. For the six months ended June 30, 1998, Operating derived its revenue from horseracing and golf, which are now classified as discontinued operations.

For the six months ended June 30, 1999, total recurring expenses were $302,420,000 compared to $2,131,000 for the same period in 1998. Expenses for the six months ended June 30, 1999, were primarily attributable to the addition of recurring lodging costs, which include hotel operating costs, general and administrative expenses, interest, rent and royalties paid to Realty. For the six months ended June 30, 1998, Operating expenses were related to horseracing and golf, which are now classified as discontinued operations. For the six months ended June 30, 1999, total hotel operating expenses were $136,093,000, and general and administrative expenses were $8,769,000 including $8,281,000 of overhead and $488,000 of allocated expenses of the paired share structure. Salaries, wages and related costs, represent approximately 40% of total hotel operating costs and overhead. Other major categories of lodging operating expense include utilities, supplies, advertising and administrative costs. General and administrative expenses related to Operating for the six months ended June 30, 1998 were $1,239,000. Interest, royalty and rent expenses due to Realty of $153,160,000 as well as $142,000 of interest due to third parties were incurred during the six months ended June 30, 1999 compared to $489,000 for the same period in 1998. Depreciation and amortization expense for the six months ended June 30, 1999 was $4,256,000 compared to $403,000 for the same period in 1998. The increase was primarily related to depreciation of furniture and fixtures and other intangible assets acquired in the La Quinta Merger.

At June 30, 1999, La Quinta operated 300 hotels (including 232 Inns and 68 Inn & Suites) with approximately 39,000 rooms, compared to 280 hotels (including 233 Inns and 47 Inn & Suites) with approximately 36,000 rooms at the merger date of July 17, 1998.

La Quinta's unit growth program is based primarily on the construction of new Inn & Suites hotels. La Quinta anticipates opening both of its Inn & Suites under construction in the third quarter of 1999.

OTHER EXPENSES

During the first half of 1999, Operating recorded approximately $30,498,000 in other expenses.

On May 10, 1999, the Companies entered into a separation agreement with Abraham
D. Gosman, former Director and Chairman of the Companies and Chief Executive Officer and Treasurer of Operating. Under the terms of the separation agreement, Mr. Gosman received severance payments totaling $25,000,000 in cash and the continuation of certain life insurance benefits. The Companies established a Special Committee to evaluate the applicability of Mr. Gosman's employment contract and whether such severance or other payments were appropriate. Based on the results of the evaluation and recommendation of the Special Committee, the Boards of Directors concluded that the separation agreement was in the long-term best interest of the shareholders of the Companies and approved the separation agreement.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

In conjunction with the implementation of the Plan, which included a change in the focus of the lodging division to internal growth, La Quinta management performed a review of the front desk system under development for its lodging facilities, and made a decision to abandon the project. The decision was based primarily on management's intent to integrate the front desk system with new revenue management software, availability of more suitable and flexible externally developed software and a shift in information systems philosophy toward implementation of externally developed software and outsourcing of related support services. A charge of approximately $3,998,000 to write-off certain internal and external software development costs related to the project was recorded in the first quarter of 1999. Operating also incurred approximately $1,500,000 of non-recurring costs associated with advisory fees related to the separation agreement with Mr. Gosman.

DISCONTINUED OPERATIONS

Pursuant to the Plan, Operating has classified golf and horseracing activities as discontinued operations for financial reporting purposes. Accordingly, Operating has presented as discontinued operations approximately $11,225,000 of losses on disposal from the golf and horseracing segments during the six months ended June 30, 1999. Operating has recorded a loss of $6,445,000 related to the sale of the Cobblestone Golf Group, which was sold on March 31, 1999. The loss includes an estimate of working capital balances at the sale date which will be adjusted when a final accounting is complete. The horseracing segment was sold on December 10, 1998. During the six months ended June 30, 1999, a loss of $6,655,000 was recorded which related to an adjustment of the selling price between Realty and Operating. This loss was partially offset by an estimated gain of $1,875,000 arising from an adjustment relating to working capital balances at the sale date which are being finalized. Operating anticipates final adjustments on the disposal of the golf and horseracing segments to be completed during 1999. For the six months ended June 30, 1998, Realty has presented a loss from discontinued operations of $1,348,000 which was related to the horseracing and golf segments.

NET LOSS

The resulting net loss available for common shareholders for the six months ended June 30, 1999, was $37,668,000 compared to $3,226,000 for the six months ended June 30, 1998. The net loss per common share for the six months ended June 30, 1999 was $.26 compared to $0.03 for the six months ended June 30, 1998. The per common share amount decreased primarily due to the loss on disposal of assets of discontinued operations, other expenses and the issuance of 43,280,000 additional common shares to consummate the La Quinta Merger.

OPERATING - LIQUIDITY AND CAPITAL RESOURCES

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

On July 17, 1998, Realty entered into a Credit Agreement which provided Realty with up to $2,250,000,000 in credit facilities, replacing Realty's then existing $365,000,000 revolving credit facilities. The Credit Agreement provided for borrowings in four separate Tranches: Tranche A, a $1,000,000,000 revolving loan, amounts of which if repaid may be reborrowed, which matures July 17, 2001; Tranche B, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 1999 with a $250,000,000 mandatory principal payment on April 17, 1999; Tranche C, a term loan in the amount of $250,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 1999 with a six month extension option which management exercised for a fee of 12.5 basis points; and Tranche D, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 2001.

On November 23, 1998, Realty amended its Credit Agreement to provide for Realty's cash repayment of a portion of its FEIT, the amendment of certain financial covenants to accommodate asset sales, to exclude the impact of non-recurring charges in certain covenant calculations, and to provide for future operating flexibility. The amendment also provided for an increase to the LIBOR

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

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

On March 10, 1999, Realty reached a second agreement with its bank group to further amend the Credit Agreement. The second amendment became effective upon the successful completion of the sale of Cobblestone Golf Group and provided for a portion of the sale proceeds to be applied to the FEIT. The second amendment also provided for, among other things, upon the sale of Cobblestone Golf Group, elimination of limitations on certain healthcare investments and a lowering of the commitment on the revolving tranche to $850,000,000.

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

As of June 30, 1999, approximately $806,000 in charges related to the Plan remained unpaid. Payments made during the quarter included professional and advisory fees and severance paid to former employees.

Operating had shareholders' equity of $36,116,000 as of June 30, 1999.

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

AWARENESS. The Companies have implemented a program to insure that the relevant employees are aware of the Year 2000 issue and have collected information from such employees regarding systems that might be affected. Management of each company has assembled Year 2000 Steering Committees to determine and assess the risks of the Year 2000 issue, plan and implement necessary upgrades or changes to make the Companies Year 2000 compliant or institute mitigating actions to minimize those risks and oversee the Companies' progress with respect to the implementation of their Year 2000 Plan.

ASSESSMENT. The Companies have substantially completed an assessment of their internally and externally developed computer information systems. Operating has obtained written verification from significant vendors to the effect that externally developed computer information systems acquired from such vendors correctly distinguish dates before the Year 2000. In addition, the Companies have engaged outside consultants to review the plan and assessment. Realty has verified to the best of its knowledge that all of its internal systems and material vendors are Year 2000 compliant and is in the process of obtaining written verification from its healthcare operators.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

The Companies have substantially completed their evaluation and assessment of their other electronic systems that include embedded technology, such as telecommunications, security, HVAC, elevator, fire and safety systems. The Companies are aware that such systems contain embedded chips that are often difficult to identify and test and may require complete replacement because they cannot be repaired. Failure of the Companies to identify or remediate any embedded chips (either on an individual or aggregate basis) on which significant business operations depend, such as phone systems, could have a material adverse impact on the Companies' business, financial condition and results of operations. To the extent such issues impact property level systems the Companies may be required to fund capital expenditures for upgraded equipment and software if necessary. In addition to the Companies' systems and those of its vendors and suppliers, there exist others that could have a material impact on the Companies' businesses if not Year 2000 compliant. Such systems could affect airline operations and other segments of the lodging and travel industries. These systems are outside of the Companies' control and their compliance is not verifiable by the Companies.

The Companies' primary financial service providers are its primary bank, credit card and payroll processors, many of which have provided written verification to the Companies that they will be Year 2000 compliant. For the foregoing reasons, the Companies do not believe that there is a significant risk related to the failure of vendors or third-party service providers to prepare for the Year 2000; however, the costs and timing of third-party Year 2000 compliance is not within the Companies' control and no assurances can be given with respect to the cost or timing of such efforts or the potential effects of any failure to comply.

REMEDIATION. Operating's primary uses of software systems are the hotel reservation and front desk system, accounting, payroll and human resources software. Upgrades to the hotel reservation system to address some Year 2000 compliance issues were installed and implemented during the fourth quarter of 1997 through the second quarter of 1998. Testing of various airline interfaces with the hotel reservation system was completed by December 1998. Operating is in the process of implementing a new hotel front desk system for which it has obtained assurance that the system is Year 2000 compliant. Based on a current assessment of the progress made to date, Operating anticipates completion of implementation of this system at all of its hotels by the end of 1999. If some unforeseen reason prevents full implementation of this system at all hotels by the end of 1999, Operating has assessed that the most reasonably likely worst case scenario is that a small number of properties may not be converted to the new front desk system by the Year 2000. Operating has written and tested a manual hotel operating contingency plan to be used in the event an unforeseen reason prevents a full implementation of the new front desk system by the year 2000. The use of this contingency plan at a small number of hotels is not anticipated to create material disruption to the Companies. Operating has engaged outside consultants to assist in this process with respect to certain Year 2000 compliance efforts. Operating has implemented Year 2000 compliant upgrades to the existing accounting, payroll and human resource systems.

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

COSTS TO ADDRESS THE COMPANIES' YEAR 2000 ISSUES. Based on current information from their review to date, the Companies budgeted $1,650,000 for the cost of repairing, updating and replacing their standard computer information systems. The Companies anticipate that the primary cost of Year 2000 compliance will be the cost of consultants and payroll and related expenses. The Companies currently expect that the installation of above mentioned upgrades and software will cost approximately $1,560,000 and as of July 21, 1999, the Companies have spent approximately $600,000 in connection therewith. In addition, the Companies expect that they will spend approximately $300,000 to address other Year 2000 related issues, including upgrades of certain systems with embedded technology. Because the Companies' Year 2000 assessment is ongoing and additional funds may be required as a result of future findings, the Companies are not currently able to estimate the final aggregate cost of addressing the Year 2000 issue. While these efforts will involve additional costs, the Companies believe, based on available information, that these costs will not have a material adverse effect on their business, financial condition or results of operations. The Companies expect to fund the costs of addressing the Year 2000 issue from cash flows resulting from operations. While the Companies believe that they will be Year 2000 compliant by December 31, 1999, if these efforts are not completed on time, or if the costs associated with updating or replacing the Companies' computer systems exceed the Companies' estimates, the Year 2000 issue could have a material adverse effect on the Companies' business, financial condition and results of operations.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

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

THE COMPANIES' CONTINGENCY PLANS. The Companies have not identified any specific business function that will be materially at risk of significant Year 2000 related disruptions. However, the Companies are in the process of developing detailed contingency plans specific to Year 2000 problems. Development of these contingency plans is currently scheduled to occur as appropriate. As a part of their contingency planning, the Companies are analyzing the most reasonably likely worst-case scenario that could result from Year 2000-related failures. Failures by third parties to achieve Year 2000 compliance might result in short-term disruptions in travel patterns, and potential temporary disruptions in the supply of utility, telecommunications and financial services, most likely regional or local in scope. These events could cause temporary disruptions in the operations of hotel properties, and/or lead travelers to postpone travel, or to cancel travel plans, thereby affecting lodging patterns and occupancy.

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

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

PART II: OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

At a Special Meeting of Shareholders of Meditrust Corporation and Meditrust Operating Company held on May 21, 1999, the recorded vote for each of the following matters submitted to the shareholders of the Companies was as follows:

1. To approve and adopt the Amended and Restated Certificate of Incorporation of Meditrust (the "Amended Meditrust Certificate"), which includes (i) an increase in the amount of authorized common stock,
(ii) requirements, which are waivable or terminable by Meditrust's Board of Directors, to "pair" shares of common stock of Meditrust with shares of common stock of Operating Company, and (iii) terms and provisions which are presently in Meditrust's Restated Certificate of Incorporation.


                                   For             Against            Abstain
                               100,908,352        2,210,763           744,786

2. To approve and adopt the Amended and Restated Certificate of Incorporation of Operating Company (the "Amended Operating Company Certificate"), which includes (i) an increase in the amount of authorized common stock, (ii) requirements, which are waivable or terminable by Operating Company's Board of Directors, to "pair" shares of common stock of Operating Company with shares of common stock of Meditrust, and (iii) terms and provisions which are presently in Operating Company's Restated Certificate of Incorporation.


                                   For             Against            Abstain
                               99,645,770         1,829,082           689,317


3. To terminate the Pairing Agreement, dated as of December 20, 1979, as amended, by and between Meditrust and Operating Company, upon the filing of each of the Amended Meditrust Certificate and the Amended Operating Company Certificate.



                                   For             Against            Abstain
   Meditrust Corporation       101,560,284        1,547,648           755,969

   Meditrust Operating Company  99,892,274        1,553,130           718,765


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


Exhibit
NO.                                                           DESCRIPTION
---                                                           -----------
  3.1      Restated Certificate of Incorporation of Meditrust Corporation
           (incorporated by reference to Exhibit 3.2 to Joint Registration
           Statement on Form S-4 of Meditrust Corporation and Meditrust
           Operating Company (File Nos. 333-47737 and 333-47737-01));
  3.2      Amended and Restated By-laws of Meditrust Corporation (incorporated by reference to Exhibit 3.5 to Joint Registration Statement on Form
           S-4 of Meditrust Corporation and Meditrust Operating Company (File
           Nos. 333-47737 and 333-47737-01));
  3.3      Restated Certificate of Incorporation of Meditrust Operating Company
           filed with the Secretary of State of Delaware on March 2, 1998
           (incorporated by reference to Exhibit 3.4 to Joint Registration
           Statement on Form S-4 of Meditrust Corporation and Meditrust
           Operating Company (File Nos. 33-47737 and 333-47737-01));
  3.4      Amended and Restated By-laws of Meditrust Operating Company
           (incorporated by reference to Exhibit 3.6 to Joint Registration
           Statement on Form S-4 of Meditrust Corporation and Meditrust
           Operating company (File Nos. 333-47737 and 333-47737-01));
  3.5      Certificate of Designation for the 9% Series A Cumulative Redeemable
           Preferred Stock of Meditrust Corporation filed with the Secretary of
           State of Delaware on June 12, 1998 (incorporated by reference to
           Joint Current Report on Form 8-K of the Companies, event date June
           10, 1998);
  3.6      Certificate of Amendment of Restated Certificate of Incorporation of
           Meditrust Corporation filed with the Secretary of State of Delaware on July 17, 1998 (incorporated by reference to exhibit 3.8 to the
           Joint Quarterly Report on Form 10-Q for the quarter ended June 30,
           1998);
  3.7      Certificate of Amendment of Restated Certificate of Incorporation of
           Meditrust Operating Company filed with the Secretary of State of
           Delaware on July 17, 1998 (incorporated by reference to exhibit 3.9 to the Joint Quarterly Report on Form 10-Q for the quarter ended June
           30, 1998);
  4.1      Certificate of Designation for the 9% Series A Cumulative Redeemable
           Preferred Stock of Meditrust Corporation filed with the Secretary of
           State of Delaware on June 12, 1998 (incorporated by reference to
           Joint Current Report on Form 8-K of the Companies, event date June
           10,1998);
 10.1      Employment Agreement dated as of January 1, 1999 by and between
           Meditrust Corporation and David F. Benson (incorporated by reference to exhibit 10.1 to the Joint Quarterly Report on Form 10-Q for the quarter ended March 31, 1999);
 10.2      Employment Agreement dated as of January 1, 1999 by and between
           Meditrust Corporation and Michael S. Benjamin (incorporated by reference to exhibit 10.2 to the Joint Quarterly Report on Form 10-Q for the quarter ended March 31, 1999);
 10.3      Employment Agreement dated as of January 1, 1999 by and between
           Meditrust Corporation and Michael F. Bushee (incorporated by reference to exhibit 10.3 to the Joint Quarterly Report on Form 10-Q for the quarter ended March 31, 1999);
 10.4      Employment Agreement dated as of January 1, 1999 by and between
           Meditrust Corporation and Laurie T. Gerber (incorporated by reference to exhibit 10.4 to the Joint Quarterly Report on Form 10-Q for the quarter ended March 31, 1999);
 10.5      Amendment Agreement to Purchase Agreement dated as of February 26,
           1999 among Meditrust Corporation, Meditrust Operating Company,
           Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith
           (incorporated by reference to exhibit 10.5 to the Joint Quarterly
           Report on Form 10-Q for the quarter ended March 31, 1999);


              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)


Exhibit
NO.                                                              DESCRIPTION
---                                                              -----------

 10.6      Stock Purchase Agreement dated as of February 10, 1999 between The
           Meditrust Companies and Golf Acquisitions L.L.C (incorporated by reference to Exhibit 10.1 to the Joint Current Report on Form 8-K of the Companies, event date March 31, 1999);

 10.7      Separation Agreement dated as of May 10, 1999 by and among Meditrust
           Corporation, Meditrust Operating Company, Abraham D. Gosman and other parties thereto (incorporated by reference to the Joint Current
           Report on Form 8-K of The Companies, event date May 10, 1999);


   27      Financial Data Schedule;


 99.1 Second Amendment to Credit Agreement dated as of March 10, 1999 by and among Meditrust Corporation, Morgan Guaranty Trust Company of New
           York, Bankers Trust Company and the other Banks set forth therein
           (incorporated by reference to exhibit 99.1 to the Joint Quarterly
           Report on Form 10-Q for the quarter ended March 31, 1999).


   (b)     Reports on Form 8-K. During the quarter ended June 30, 1999, the
           Companies filed the following Current Reports on Form 8-K:



1. Joint Current Report on Form 8-K, event date March 31, 1999, which contains a Stock Purchase Agreement dated as of February 10, 1999, between the Meditrust Companies and Golf Acquisitions L.L.C and a press release announcing the completion of the sale of Cobblestone to Golf Acquisitions L.L.C.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                               MEDITRUST CORPORATION

July 29, 1999                  /s/ Laurie T. Gerber
                               --------------------

                               Laurie T. Gerber
                               Chief Financial Officer

                               MEDITRUST OPERATING COMPANY

July 29, 1999                  /s/ William C. Baker
                               --------------------

                               William C. Baker
                               Interim President and
                               Interim Treasurer