Form 10-Q
period 1999-09-30
MEDITRUST CORP; MEDITRUST OPERATING CO
filed 1999-11-12
CIK 314661, 313749

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuers' classes of common stock, as of the close of business on November 1, 1999 were:

Meditrust Corporation: 142,320,378

Meditrust Operating Company: 141,015,001

                                                  THE MEDITRUST COMPANIES
                                                         FORM 10-Q
                                                           INDEX

                                                                                                                  PAGE(S)
Part I.        Item 1. Financial Information

               THE MEDITRUST COMPANIES
               Combined Consolidated Balance Sheets as of September 30, 1999
               (unaudited) and December 31, 1998                                                                    1

               Combined Consolidated Statements of Operations for the three months
               ended September 30, 1999 (unaudited) and 1998 (unaudited)                                            2

               Combined Consolidated Statements of Operations for the nine months
               ended September 30, 1999 (unaudited) and 1998 (unaudited)                                            3

               Combined Consolidated Statements of Cash Flows for the nine
               months ended September 30, 1999 (unaudited) and 1998 (unaudited)                                     4

               MEDITRUST CORPORATION
               Consolidated Balance Sheets as of September 30, 1999 (unaudited)
               and December 31, 1998                                                                                5

               Consolidated Statements of Operations for the three months ended
               September 30, 1999 (unaudited) and 1998 (unaudited)                                                  6

               Consolidated Statements of Operations for the nine months ended
               September 30, 1999 (unaudited) and 1998 (unaudited)                                                  7

               Consolidated Statements of Cash Flows for the nine months ended
               September 30, 1999 (unaudited) and 1998 (unaudited)                                                  8

               MEDITRUST OPERATING COMPANY
               Consolidated Balance Sheets as of September 30, 1999 (unaudited)
               and December 31, 1998                                                                                9

               Consolidated Statements of Operations for the three months ended
               September 30, 1999 (unaudited) and 1998 (unaudited)                                                  10

               Consolidated Statements of Operations for the nine months ended
               September 30, 1999 (unaudited) and 1998 (unaudited)                                                  11

               Consolidated Statements of Cash Flows for the nine months ended
               September 30, 1999 (unaudited) and 1998 (unaudited)                                                  12

               Notes to Combined Consolidated Financial Statements (unaudited)                                      13

               Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                                26

Part II.       Other Information

               Item 4. Submission of Matters to a Vote of Securityholders                                           45

               Item 6. Exhibits and Reports on Form 8-K                                                             45

               Signatures                                                                                           47

ITEM I. FINANCIAL INFORMATION


                                                  THE MEDITRUST COMPANIES
                                           COMBINED CONSOLIDATED BALANCE SHEETS

                                                                                 SEPTEMBER 30,       DECEMBER 31,
      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                        1999               1998
                                                                               --------------------------------------
                                                                                  (unaudited)
      ASSETS
      Real estate investments, net                                                $  4,907,303       $  5,086,736
      Cash and cash equivalents                                                         12,374            305,456
      Fees, interest and other receivables                                              58,739             54,712
      Goodwill, net                                                                    469,015            486,051
      Net assets of discontinued operations                                                  -            305,416
      Other assets, net                                                                238,085            221,180
                                                                               --------------------------------------
               Total assets                                                       $  5,685,516       $  6,459,551
                                                                               --------------------------------------
                                                                               --------------------------------------
      LIABILITIES AND SHAREHOLDERS' EQUITY
      Indebtedness:
          Notes payable, net                                                      $  1,144,131       $  1,155,837
          Convertible debentures, net                                                  185,365            185,013
          Bank notes payable, net                                                    1,261,485          1,831,336
          Bonds and mortgages payable, net                                             116,903            129,536
                                                                               --------------------------------------
            Total indebtedness                                                       2,707,884          3,301,722
      Accounts payable, accrued expenses and other liabilities                         198,456            206,901
                                                                               --------------------------------------
            Total liabilities                                                        2,906,340          3,508,623
                                                                               --------------------------------------
      Commitments and contingencies                                                          -                  -
      Shareholders' equity:
          Meditrust Corporation Series A Preferred Stock, $.10 par value;
            6,000 shares authorized; 700 shares issued and outstanding at
            September 30, 1999 and December 31, 1998; stated liquidation
            preference of $250 per share                                                    70                 70
          Paired Common Stock, $.20 combined par value; 500,000 shares authorized; 141,112 and 149,326 paired shares issued and
            outstanding at September 30, 1999 and December 31, 1998,
            respectively (including treasury shares at December 31, 1998)               28,222             29,865
          Additional paid-in-capital                                                 3,630,813          3,891,987
          Treasury stock at cost, 1,635 paired common shares at
            December 31, 1998                                                                -           (163,326)
          Unearned compensation                                                         (8,374)            (6,718)
          Accumulated other comprehensive income                                        25,325             16,971
          Distributions in excess of net income                                       (896,880)          (817,921)
                                                                               --------------------------------------
            Total shareholders' equity                                               2,779,176          2,950,928
                                                                               --------------------------------------
               Total liabilities and shareholders' equity                         $  5,685,516       $  6,459,551
                                                                               --------------------------------------
                                                                               --------------------------------------



The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.

                                          THE MEDITRUST COMPANIES
                              COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                (UNAUDITED)

    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                         1999             1998
                                                                                               -----------------------------------
    Revenue:
        Rental                                                                                   $    40,198      $    48,877
        Interest                                                                                      34,333           41,033
        Hotel                                                                                        160,297          126,292
        Other                                                                                            894                -
                                                                                               -----------------------------------
                                                                                                     235,722          216,202
                                                                                               -----------------------------------
    Expenses:
        Interest                                                                                      59,256           57,723
        Depreciation and amortization                                                                 33,277           30,782
        Amortization of goodwill                                                                       5,099            4,516
        General and administrative                                                                     6,522           10,345
        Hotel operations                                                                              75,047           55,029
        Rental property operations                                                                     9,151            7,119
        Loss on securities held for sale                                                                   -            3,620
        Gain on sale of assets                                                                          (179)               -
        Income from unconsolidated joint venture and minority interests                                    -             (243)
        Other                                                                                          1,025           66,941
                                                                                               -----------------------------------
                                                                                                     189,198          235,832
                                                                                               -----------------------------------
    Income (loss) from continuing operations before benefit for income taxes                          46,524          (19,630)
    Income tax benefit                                                                                  (135)          (1,064)
                                                                                               -----------------------------------
    Income (loss) from continuing operations                                                          46,659          (18,566)
    Discontinued operations:
       Income from operations, net                                                                         -              969
       Provision for loss on disposition                                                                   -         (177,194)
       Gain (loss adjustment) on disposal of Santa Anita, net                                          1,086                -
       Gain (loss adjustment) on disposal of Cobblestone Golf Group, net                              15,558                -
                                                                                               -----------------------------------
    Net income (loss)                                                                                 63,303         (194,791)
    Preferred stock dividends                                                                         (3,938)          (3,893)
                                                                                               -----------------------------------
    Net income (loss) available to Paired
      Common shareholders                                                                        $    59,365      $  (198,684)
                                                                                               ===================================

    Basic earnings per Paired Common Share:
      Income (loss) from continuing operations                                                   $       .30      $      (.16)
      Discontinued operations                                                                            .12            (1.26)
                                                                                               -----------------------------------
      Net income (loss)                                                                          $       .42      $     (1.42)
                                                                                               ===================================
    Diluted earnings per Paired Common Share:
      Income (loss) from continuing operations                                                   $       .30      $      (.16)
      Discontinued operations                                                                            .12            (1.26)
                                                                                               -----------------------------------
      Net income (loss)                                                                          $       .42      $     (1.42)
                                                                                               ===================================

The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.

                                          THE MEDITRUST COMPANIES
                              COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                (UNAUDITED)

    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                         1999             1998
                                                                                               -----------------------------------
    Revenue:
        Rental                                                                                   $   125,719      $   141,936
        Interest                                                                                     104,166          118,179
        Hotel                                                                                        471,105          126,292
        Other                                                                                          1,750           26,000
                                                                                               -----------------------------------
                                                                                                     702,740          412,407
                                                                                               -----------------------------------
    Expenses:
        Interest                                                                                     184,599          107,835
        Depreciation and amortization                                                                101,359           51,327
        Amortization of goodwill                                                                      15,946            7,670
        General and administrative                                                                    24,440           18,652
        Hotel operations                                                                             213,090           55,029
        Rental property operations                                                                    26,872            9,841
        Loss on securities held for sale                                                                   -            3,620
        Gain on sale of assets                                                                       (12,463)               -
        Income from unconsolidated joint venture and minority interests                                    -             (691)
        Other                                                                                         40,228           88,482
                                                                                               -----------------------------------
                                                                                                     594,071          341,765
                                                                                               -----------------------------------
    Income from continuing operations before benefit for income taxes                                108,669           70,642
    Income tax benefit                                                                                  (508)          (1,064)
                                                                                               -----------------------------------
    Income from continuing operations                                                                109,177           71,706
    Discontinued operations:
       Income from operations, net                                                                         -           10,721
       Provision for loss on disposition                                                                   -         (177,194)
       Gain (loss adjustment) on disposal of Santa Anita, net                                          2,961                -
       Gain (loss adjustment) on disposal of Cobblestone Golf Group, net                              18,552                -
                                                                                               -----------------------------------
    Net income (loss)                                                                                130,690          (94,767)
    Preferred stock dividends                                                                        (11,814)          (4,506)
                                                                                               -----------------------------------
    Net income (loss) available to Paired
      Common shareholders                                                                        $   118,876      $   (99,273)
                                                                                               ===================================

    Basic earnings per Paired Common Share:
      Income from continuing operations                                                          $       .68      $       .61
      Discontinued operations                                                                            .15            (1.51)
                                                                                               -----------------------------------
      Net income (loss)                                                                          $       .83      $      (.90)
                                                                                               ===================================
    Diluted earnings per Paired Common Share:
      Income from continuing operations                                                          $       .68      $       .58
      Discontinued operations                                                                            .15            (1.44)
                                                                                               -----------------------------------
      Net income (loss)                                                                          $       .83      $      (.86)
                                                                                               ===================================

The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.

                                          THE MEDITRUST COMPANIES
                              COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                (UNAUDITED)

(IN THOUSANDS)                                                                                        1999               1998
                                                                                               -------------------------------------
Cash Flows from Operating Activities:
Net income (loss)                                                                                   $  130,690          $  (94,767)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of real estate                                                                             94,062              55,593
Goodwill amortization                                                                                   15,946              10,231
Gain on sale of assets and disposal of discontinued operations                                         (33,976)                  -
Shares issued for compensation                                                                             133                 398
Equity in income of joint venture, net of dividends received                                                 -                 976
Other depreciation, amortization and other items, net                                                   25,488              15,318
Other non cash items                                                                                     5,520             256,203
                                                                                               -------------------------------------
Cash Flows from Operating Activities
    Available for Distribution                                                                         237,863             243,952
Net change in other assets and liabilities of discontinued operations                                   (4,227)             (4,314)
Net change in other assets and liabilities                                                             (65,639)           (180,844)
                                                                                               -------------------------------------
        Net cash provided by operating activities                                                      167,997              58,794
                                                                                               -------------------------------------

Cash Flows from Financing Activities:
Proceeds from issuance of paired common and Realty preferred stock                                           -             456,713
Purchase of treasury stock                                                                            (103,269)                  -
Proceeds from borrowings on bank notes payable                                                         871,000           2,420,000
Repayment of bank notes payable                                                                     (1,453,911)           (730,000)
Repayment of notes payable                                                                             (12,500)           (220,000)
Equity offering and debt issuance costs                                                                 (1,137)            (47,337)
Principal payments on bonds and mortgages payable                                                      (12,416)            (10,016)
Dividends to shareholders                                                                             (209,648)           (347,278)
Proceeds from exercise of stock options                                                                    318               4,874
                                                                                               -------------------------------------
        Net cash provided by (used in ) financing activities                                          (921,563)          1,526,956
                                                                                               -------------------------------------

Cash Flows from Investing Activities:
Acquisition of real estate and development funding                                                    (117,464)           (538,597)
Investment in real estate mortgages and development funding                                            (30,797)           (176,699)
Prepayment proceeds and principal payments received on real estate mortgages                            99,221             280,199
Net proceeds from sale of assets                                                                       507,450               7,671
Acquisition of Cobblestone                                                                                   -            (178,523)
Acquisition of La Quinta                                                                                     -            (956,054)
Cash acquired in Cobblestone merger                                                                          -                 723
Cash acquired in La Quinta merger                                                                            -              18,004
Working capital and notes receivable advances, net of repayments and collections, and
other items                                                                                              2,074               1,271
Investment in equity securities                                                                              -             (30,222)
                                                                                               -------------------------------------
        Net cash provided by (used in) investing activities                                            460,484          (1,572,227)
                                                                                               -------------------------------------
        Net increase (decrease) in cash and cash equivalents                                          (293,082)             13,523
Cash and cash equivalents at:
        Beginning of period                                                                            305,456              43,732
                                                                                               =====================================
        End of period                                                                               $   12,374          $   57,255
                                                                                               =====================================

Supplemental disclosure of cash flow information (Note 2)

The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K and for the year ended December 31, 1998, are an integral part of these financial statements.

                                                   MEDITRUST CORPORATION
                                                CONSOLIDATED BALANCE SHEETS

                                                                               SEPTEMBER 30,         DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                            1999                 1998
                                                                            -------------------------------------------
                                                                                (Unaudited)
ASSETS
Real estate investments, net                                                     $  4,887,172         $  5,067,217
Cash and cash equivalents                                                              11,099              292,694
Fees, interest and other receivables                                                   37,045               42,039
Goodwill, net                                                                         439,387              451,672
Net assets of discontinued operations                                                       -              280,330
Other assets, net                                                                     194,912              187,033
                                                                            -------------------------------------------
        Total assets                                                             $  5,569,615         $  6,320,985
                                                                            ===========================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Indebtedness:
    Notes payable, net                                                           $  1,144,131         $  1,155,837
    Convertible debentures, net                                                       185,365              185,013
    Bank notes payable, net                                                         1,261,485            1,831,336
    Bonds and mortgages payable, net                                                  116,903              129,536
                                                                            -------------------------------------------
      Total indebtedness                                                            2,707,884            3,301,722
                                                                            -------------------------------------------
Due to (from) Meditrust Operating Company                                             (11,207)              29,169
Accounts payable, accrued expenses and other liabilities                              132,034              116,741
                                                                            -------------------------------------------
      Total liabilities                                                             2,828,711            3,447,632
                                                                            -------------------------------------------

Commitments and contingencies                                                               -                    -
Shareholders' equity:
    Series A Preferred Stock, $.10 par value; 6,000 shares authorized; 700 shares issued and outstanding at September 30, 1999 and
      December 31, 1998; stated liquidation preference of $250 per share                   70                   70
    Common Stock, $.10 par value; 500,000 shares authorized;142,417 and 150,631 shares issued and outstanding at September 30, 1999 and
      December 31, 1998, respectively (including treasury shares at
      December 31, 1998)                                                               14,242               15,063
    Additional paid-in-capital                                                      3,563,430            3,820,436
    Treasury stock at cost, 1,635 common shares at
      December 31, 1998                                                                     -             (160,223)
    Unearned compensation                                                              (6,335)              (6,718)
    Accumulated other comprehensive income                                             25,325               16,971
    Distributions in excess of net income                                            (840,492)            (799,118)
                                                                            -------------------------------------------
                                                                                    2,756,240            2,886,481
    Due from Meditrust Operating Company                                               (2,208)                   -
    Note receivable - Meditrust Operating Company                                     (13,128)             (13,128)
                                                                            -------------------------------------------
      Total shareholders' equity                                                    2,740,904            2,873,353
                                                                            -------------------------------------------
        Total liabilities and shareholders' equity                               $  5,569,615         $  6,320,985
                                                                            ===========================================

The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.

                                       MEDITRUST CORPORATION
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                           (UNAUDITED)


     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                        1999             1998
                                                                                                ---------------------------------
     Revenue:
         Rental                                                                                   $    40,198     $    48,877
         Interest                                                                                      34,310          40,842
         Rent from Meditrust Operating Company                                                         73,279          63,497
         Interest from Meditrust Operating Company                                                          -             215
         Royalty from Meditrust Operating Company                                                       3,917           3,111
         Hotel operating revenue                                                                        3,078           2,862
         Other                                                                                            894               -
                                                                                                ---------------------------------
                                                                                                      155,676         159,404
                                                                                                ---------------------------------

     Expenses:
         Interest                                                                                      59,245          57,692
         Interest to Meditrust Operating Company                                                          224               -
         Depreciation and amortization                                                                 31,425          28,928
         Amortization of goodwill                                                                       4,989           4,315
         General and administrative                                                                     2,364           5,806
         Hotel operations                                                                               1,512           1,113
         Rental property operations                                                                     9,151           7,119
         Loss on securities held for sale                                                                   -           3,620
         Gain on sale of assets                                                                          (179)              -
         Income from unconsolidated joint venture and minority interests                                    -            (243)
         Other                                                                                              7          65,000
                                                                                                ---------------------------------
                                                                                                      108,738         173,350
                                                                                                ---------------------------------

     Income (loss) from continuing operations                                                          46,938         (13,946)
     Discontinued operations:
         Income from operations, net                                                                        -           3,535
         Provision for loss on disposition                                                                  -        (172,694)
         Gain (loss adjustment) on disposal of Cobblestone Golf Group, net                             16,282               -
                                                                                                ---------------------------------
     Net income (loss)                                                                                 63,220        (183,105)
     Preferred stock dividends                                                                         (3,938)         (3,893)
                                                                                                ---------------------------------
     Net income (loss) available to Common
       shareholders                                                                               $    59,282     $  (186,998)
                                                                                                ---------------------------------
                                                                                                ---------------------------------
     Basic earnings per Common Share:
         Income (loss) from continuing operations                                                 $       .30     $      (.13)
         Discontinued operations                                                                          .12           (1.19)
                                                                                                ---------------------------------
         Net income (loss)                                                                        $       .42     $     (1.32)
                                                                                                ---------------------------------
                                                                                                ---------------------------------
     Diluted earnings per Common Share:
         Income (loss) from continuing operations                                                 $       .30     $      (.13)
         Discontinued operations                                                                          .12           (1.19)
                                                                                                ---------------------------------
         Net income (loss)                                                                        $       .42     $     (1.32)
                                                                                                ---------------------------------
                                                                                                ---------------------------------


The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.

                                           MEDITRUST CORPORATION
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                  (UNAUDITED)


     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                        1999             1998
                                                                                                ---------------------------------

     Revenue:
         Rental                                                                                   $   125,719     $   141,871
         Interest                                                                                     104,081         117,800
         Rent from Meditrust Operating Company                                                        218,849          63,562
         Interest from Meditrust Operating Company                                                          -             639
         Royalty from Meditrust Operating Company                                                      11,507           3,111
         Hotel operating revenue                                                                        9,435           2,862
         Other                                                                                          1,750          26,000
                                                                                                ---------------------------------
                                                                                                      471,341         355,845
                                                                                                ---------------------------------

     Expenses:
         Interest                                                                                     184,446         107,804
         Interest to Meditrust Operating Company                                                        1,813               -
         Depreciation and amortization                                                                 95,693          49,473
         Amortization of goodwill                                                                      15,394           7,066
         General and administrative                                                                    11,513          12,874
         Hotel operations                                                                               3,462           1,113
         Rental property operations                                                                    26,872           9,841
         Loss on securities held for sale                                                                   -           3,620
         Gain on sale of assets                                                                       (12,463)              -
         Income from unconsolidated joint venture and minority interests                                    -            (691)
         Other                                                                                          8,712          86,541
                                                                                                ---------------------------------
                                                                                                      335,442         277,641
                                                                                                ---------------------------------

     Income from continuing operations                                                                135,899          78,204
     Discontinued operations:
         Income from operations, net                                                                        -          14,635
         Provision for loss on disposition                                                                  -        (172,694)
         Gain (loss adjustment) on disposal of Santa Anita, net                                         6,655               -
         Gain (loss adjustment) on disposal of  Cobblestone Golf Group, net                            25,721               -
                                                                                                ---------------------------------
     Net income (loss)                                                                                168,275         (79,855)
     Preferred stock dividends                                                                        (11,814)         (4,506)
                                                                                                ---------------------------------
     Net income (loss) available to Common
       shareholders                                                                               $   156,461     $   (84,361)
                                                                                                ---------------------------------
                                                                                                ---------------------------------
     Basic earnings per Common Share:
       Income from continuing operations                                                          $       .86     $       .66
       Discontinued operations                                                                            .22           (1.41)
                                                                                                ---------------------------------
       Net income (loss)                                                                          $      1.08     $      (.75)
                                                                                                ---------------------------------
                                                                                                ---------------------------------
     Diluted earnings per Common Share:
       Income from continuing operations                                                          $       .86     $       .63
       Discontinued operations                                                                            .22           (1.35)
                                                                                                ---------------------------------
       Net income (loss)                                                                          $      1.08     $      (.72)
                                                                                                ---------------------------------
                                                                                                ---------------------------------

The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.

                                        MEDITRUST CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                             (UNAUDITED)


       (IN THOUSANDS)                                                                            1999                1998
                                                                                           ------------------ -------------------

      Cash Flows from Operating Activities:
      Net income (loss)                                                                     $   168,275        $   (79,855)
      Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
      Depreciation of real estate                                                                91,770             53,111
      Goodwill amortization                                                                      15,394              9,627
      Gain on sale of assets and disposal of discontinued operations                            (44,839)                 -
      Shares issued for compensation                                                                107                356
      Equity in income of joint venture, net of dividends received                                    -                976
      Other depreciation, amortization and other items, net                                      20,109             12,389
      Other non cash items                                                                       (3,357)           246,467
                                                                                        ------------------ -------------------
      Cash Flows from Operating Activities Available for Distribution                           247,459            243,071
      Net change in other assets and liabilities                                                (48,999)          (178,728)
                                                                                        ------------------ -------------------
          Net cash provided by operating activities                                             198,460             64,343
                                                                                        ------------------ -------------------

      Cash Flows from Financing Activities:
      Proceeds from issuance of common stock and preferred stock                                      -            447,044
      Purchase of treasury stock                                                               (101,303)                 -
      Proceeds from borrowings on bank notes payable                                            871,000          2,420,000
      Repayment of bank notes payable                                                        (1,453,911)          (730,000)
      Repayment of notes payable                                                                (12,500)          (220,000)
      Equity offering and debt issuance costs                                                    (1,137)           (47,232)
      Interentity lending, net                                                                    4,216              5,500
      Principal payments on bonds and mortgages payable                                         (12,416)           (10,016)
      Dividends to shareholders                                                                (209,648)          (347,278)
      Proceeds from exercise of stock options                                                       312              4,781
                                                                                        ------------------ -------------------
          Net cash provided by (used in) financing activities                                  (915,387)         1,522,799
                                                                                        ------------------ -------------------

      Cash Flows from Investing Activities:
      Acquisition of real estate and development funding                                       (116,353)          (538,597)
      Investment in real estate mortgages and development funding                               (30,797)          (176,699)
      Prepayment proceeds and principal payments received on real estate
        mortgages                                                                                99,221            280,199
      Net proceeds from sale of real estate                                                     481,187              7,671
      Acquisition of  Cobblestone                                                                     -           (178,523)
      Acquisition of La Quinta                                                                        -           (956,054)
      Cash acquired from Cobblestone merger                                                           -                723
      Cash acquired from La Quinta merger                                                             -             18,004
      Working capital and notes receivable advances, net of
        repayments and collections, and other items                                               2,074              1,271
      Investment in equity securities                                                                 -            (30,222)
                                                                                        ------------------ -------------------
          Net cash provided by (used in) investing activities                                   435,332         (1,572,227)
                                                                                        ------------------ -------------------
          Net increase (decrease) in cash and cash equivalents                                 (281,595)            14,915
      Cash and cash equivalents at:
            Beginning of period                                                                 292,694             24,059
                                                                                        ------------------ -------------------
            End of period                                                                   $    11,099        $    38,974
                                                                                        ------------------ -------------------
                                                                                        ------------------ -------------------


Supplemental disclosure of cash flow information (Note 2)

The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.

                         MEDITRUST OPERATING COMPANY
                         CONSOLIDATED BALANCE SHEETS

                                                                                       SEPTEMBER 30,      DECEMBER 31,
       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                            1999               1998
                                                                                    -------------------------------------
                                                                                       (unaudited)

       ASSETS
       Cash and cash equivalents                                                          $   1,275           $12,762
       Fees, interest and other receivables                                                  21,694            12,673
       Due from Meditrust Corporation                                                             -            46,874
       Other current assets, net                                                              9,839            10,423
                                                                                    -------------------------------------
             Total current assets                                                            32,808            82,732

       Investment in common stock of Meditrust Corporation                                   37,581            37,581
       Goodwill, net                                                                         29,628            34,379
       Property, plant and equipment, less accumulated depreciation
           of $2,344 and $760, respectively                                                  44,739            30,895
       Other non-current assets                                                               8,726            12,603
                                                                                    -------------------------------------
               Total assets                                                               $ 153,482           $198,190
                                                                                    -------------------------------------
                                                                                    -------------------------------------

       LIABILITIES AND SHAREHOLDERS' EQUITY
       Accounts payable                                                                   $  25,608           $18,349
       Accrued payroll and employee benefits                                                 25,881            33,457
       Accrued expenses and other current liabilities                                        10,287            30,980
       Due to Meditrust Corporation                                                          36,974                 -
                                                                                    -------------------------------------
             Total current liabilities                                                       98,750            82,786

       Note payable to Meditrust Corporation                                                 13,128            13,128
       Other non-current liabilities                                                          4,646             7,629
       Net liabilities of discontinued operations                                                 -            16,140
                                                                                    -------------------------------------
               Total liabilities                                                            116,524           119,683
                                                                                    -------------------------------------

       Commitments and contingencies                                                                                -
       Shareholders' equity:
           Common Stock, $.10 par value; 500,000 shares authorized; 141,112 and
               149,326 shares issued and outstanding at September 30, 1999 and
               December 31, 1998, respectively (including treasury shares at
               December 31, 1998)                                                            14,111            14,933
           Additional paid-in-capital                                                       104,833           109,001
           Unearned compensation                                                             (2,039)                -
           Treasury stock at cost, 1,635 common shares at December 31, 1998                       -            (3,103)
           Retained earnings (deficit)                                                      (56,388)          (18,803)
                                                                                    -------------------------------------
                                                                                             60,517           102,028
            Due from Meditrust Corporation                                                  (23,559)          (23,521)
                                                                                    -------------------------------------
             Total shareholders' equity                                                      36,958            78,507
                                                                                    -------------------------------------
               Total liabilities and shareholders' equity                                 $ 153,482          $198,190
                                                                                    -------------------------------------
                                                                                    -------------------------------------


The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.

                                       MEDITRUST OPERATING COMPANY
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                 (UNAUDITED)


       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                         1999                1998
                                                                                 ---------------------------------------
       Revenue:
           Hotel                                                                      $  157,219          $123,430
           Interest                                                                           23               191
           Interest from Meditrust Corporation                                               224                 -
                                                                                 ---------------------------------------
                                                                                         157,466           123,621
                                                                                 ---------------------------------------
       Expenses:
           Hotel operations                                                               73,535            53,916
           Depreciation and amortization                                                   1,852             1,854
           Amortization of goodwill                                                          110               201
           Interest and other                                                                 11                31
           Interest to Meditrust Corporation                                                   -               215
           General and administrative                                                      4,158             4,539
           Royalty to Meditrust Corporation                                                3,917             3,111
           Rent to Meditrust Corporation                                                  73,279            63,497
           Other                                                                           1,018             1,941
                                                                                 ---------------------------------------
                                                                                         157,880           129,305
                                                                                 ---------------------------------------

       Loss from continuing operations before benefit for income taxes                      (414)           (5,684)
       Income tax benefit                                                                   (135)           (1,064)
                                                                                 ---------------------------------------
       Loss from continuing operations                                                      (279)           (4,620)
       Discontinued operations:
           Loss from operations, net                                                           -            (2,566)
           Provision for loss on disposition                                                   -            (4,500)
           Gain (loss adjustment) on disposal of Santa Anita, net                          1,086                 -
           Loss adjustment on disposal of Cobblestone Golf Group, net                       (724)                -
                                                                                 ---------------------------------------
                                                                                 ---------------------------------------
       Net income (loss)                                                               $      83          $(11,686)
                                                                                 ---------------------------------------
                                                                                 ---------------------------------------

       Basic earnings per Common Share:
          Loss from continuing operations                                              $    (.00)         $   (.03)
          Discontinued operations                                                            .00              (.05)
                                                                                 ---------------------------------------
           Net income (loss)                                                           $     .00          $   (.08)
                                                                                 ---------------------------------------
                                                                                 ---------------------------------------
       Diluted earnings per Common Share:
          Loss from continuing operations                                              $    (.00)         $   (.03)
          Discontinued operations                                                            .00              (.05)
                                                                                 ---------------------------------------
          Net income (loss)                                                            $     .00          $   (.08)
                                                                                 ---------------------------------------
                                                                                 ---------------------------------------


The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.

                                   MEDITRUST OPERATING COMPANY
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                              (UNAUDITED)


       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                         1999                1998
                                                                                 ---------------------------------------
       Revenue:
           Hotel                                                                     $  461,670           $  123,430
           Interest                                                                          85                  444
           Interest from Meditrust Corporation                                            1,813                    -
                                                                                 ---------------------------------------
                                                                                        463,568              123,874
                                                                                 ---------------------------------------
       Expenses:
           Hotel operations                                                             209,628               53,916
           Depreciation and amortization                                                  5,666                1,854
           Amortization of goodwill                                                         552                  604
           Interest and other                                                               153                   31
           Interest to Meditrust Corporation                                                  -                  639
           General and administrative                                                    12,927                5,778
           Royalty to Meditrust Corporation                                              11,507                3,111
           Rent to Meditrust Corporation                                                218,849               63,562
           Other                                                                         31,516                1,941
                                                                                 ---------------------------------------
                                                                                        490,798              131,436
                                                                                 ---------------------------------------

       Loss from continuing operations before benefit for income taxes                  (27,230)              (7,562)
       Income tax benefit                                                                  (508)              (1,064)
                                                                                 ---------------------------------------
       Loss from continuing operations                                                  (26,722)              (6,498)
       Discontinued operations:
           Loss from operations, net                                                        -                 (3,914)
           Provision for loss on disposition                                                -                 (4,500)
           Loss adjustment on disposal of Santa Anita, net                               (3,694)                   -
           Loss adjustment on disposal of Cobblestone Golf Group, net                    (7,169)                   -
                                                                                 ---------------------------------------
       Net loss                                                                       $ (37,585)          $  (14,912)
                                                                                 ---------------------------------------
                                                                                 ---------------------------------------
       Basic earnings per Common Share:
           Loss from continuing operations                                            $    (.19)          $     (.06)
           Discontinued operations                                                         (.07)                (.07)
                                                                                 ---------------------------------------
           Net loss                                                                   $    (.26)          $     (.13)
                                                                                 ---------------------------------------
                                                                                 ---------------------------------------
       Diluted earnings per Common Share:
           Loss from continuing operations                                            $    (.19)          $     (.06)
           Discontinued operations                                                         (.07)                (.07)
                                                                                 ---------------------------------------
           Net loss                                                                   $    (.26)          $     (.13)
                                                                                 ---------------------------------------
                                                                                 ---------------------------------------



The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1998, are an integral part of these financial statements.

                                    MEDITRUST OPERATING COMPANY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                              (UNAUDITED)

      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                  1999             1998
                                                                                          -----------------------------------


      Cash Flows from Operating Activities:
      Net loss                                                                               $  (37,585)      $  (14,912)
      Adjustment to reconcile net loss to cash used in operating activities:
      Goodwill amortization                                                                         552              604
      Loss on sale of assets and disposal of discontinued operations                             10,863                -
      Shares issued for compensation                                                                 26               42
      Other depreciation and amortization                                                         7,671            5,411
      Other items                                                                                 8,877            9,736
      Net change in other assets and liabilities of discontinued operations                      (4,227)          (4,314)
      Net change in other assets and liabilities                                                (16,640)          (2,116)
                                                                                          -----------------------------------
              Net cash used in operating activities                                             (30,463)          (5,549)
                                                                                          -----------------------------------

      Cash Flows from Financing Activities:
      Proceeds from issuance of common stock                                                          -            9,669
      Purchase of treasury stock                                                                 (1,966)               -
      Equity offering costs                                                                           -             (105)
      Interentity lending, net                                                                   (4,216)          (5,500)
      Proceeds from stock option exercises                                                            6               93
                                                                                          -----------------------------------
              Net cash provided by (used in) financing activities                                (6,176)           4,157
                                                                                          -----------------------------------

      Cash Flows from Investing Activities:
      Capital improvements to real estate                                                        (1,111)               -
      Net proceeds from sale of assets                                                           26,263                -
                                                                                          -----------------------------------
              Net cash provided by investing activities                                          25,152                -
                                                                                          -----------------------------------
              Net decrease in cash and cash equivalents                                         (11,487)          (1,392)
      Cash and cash equivalents at:
              Beginning of period                                                                12,762           19,673
                                                                                          -----------------------------------
              End of period                                                                  $    1,275       $   18,281
                                                                                          -----------------------------------
                                                                                          -----------------------------------


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

The accompanying unaudited combined consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations for each of the three and nine month periods ended September 30, 1999 and 1998 and cash flows for each of the nine month periods ended September 30, 1999 and 1998. The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results which may be expected for any other interim period or for the entire year.

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

On July 17, 1998, Realty acquired La Quinta Inns, Inc. and its subsidiaries (all wholly owned) and its unincorporated partnership and joint venture ("La Quinta", "The La Quinta Merger"). La Quinta is a fully-integrated lodging company that focuses on the ownership, operation and development of hotels. As of September 30, 1999, the portfolio of hotels operated under the La Quinta name included 302 operating hotels with approximately 39,000 rooms located in the western and southern regions of the United States. The La Quinta Merger was accounted for under the purchase method of accounting. Accordingly, the financial statements, including the results of operations and cash flows, do not include the operations of La Quinta prior to July 17, 1998.

On November 11, 1998, the Boards of Directors of Realty and Operating Company approved a comprehensive restructuring plan (the "Plan") designed to strengthen the Companies' financial position and clarify their investment and operating strategy by focusing on the healthcare and lodging businesses. Significant components of the Plan included selling more than $1,000,000,000 of non-strategic assets, including their portfolio of golf-related real estate and operating properties ("Cobblestone Golf Group"), the Santa Anita Racetrack and adjacent property, and approximately $550,000,000 of non-strategic healthcare properties.

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

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                               AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

2. SUPPLEMENTAL CASH FLOW INFORMATION

Details of interest and income taxes paid and non-cash investing and financing transactions follow:

THE MEDITRUST COMPANIES:

                                                                                                   NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                         ------------------ ----------------
                                                                                                 1999              1998
                                                                                         ------------------ ----------------
(IN THOUSANDS)
Interest paid during the period                                                             $  207,415         $  122,628
Interest capitalized during the period                                                           6,284              8,434
Non-cash investing and financing transactions:
     Value of real estate acquired (sold):
       Land and buildings                                                                            -              4,059
       Retirements and write-offs of project costs                                              (7,722)                 -
       Accumulated depreciation of buildings sold                                               17,570              6,256
       Debt assumed by buyer of Cobblestone Golf Group                                           5,637                  -
       Increase (reduction) in real estate mortgages net of participation reduction                373            (31,540)
     Change in market value of equity securities in excess of cost                               8,354             17,097
     Value of shares issued for conversion of debentures                                             -              7,167



MEDITRUST CORPORATION:

                                                                                                   NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                         ------------------ -----------------
                                                                                                 1999              1998
                                                                                         ------------------ -----------------
Interest paid during the period                                                             $  206,810      $     122,410
Interest capitalized during the period                                                           5,832              8,434
Non-cash investing and financing transactions:
     Value of real estate acquired (sold):
       Land and buildings                                                                            -              4,059
       Retirements and write-offs of project costs                                              (7,722)                 -
       Accumulated depreciation of buildings sold                                               17,570              6,256
       Debt assumed by buyer of Cobblestone Golf Group                                           5,637                  -
       Increase (reduction) in real estate mortgages net of participation reduction                373            (31,540)
     Change in market value of equity securities in excess of cost                               8,354             17,097
     Value of shares issued for conversion of debentures                                             -              7,031



MEDITRUST OPERATING COMPANY:

                                                                                               NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                       ------------------ ----------------
                                                                                               1999              1998
                                                                                       ------------------ ----------------
(IN THOUSANDS)
Interest paid during the period                                                             $      605      $         271
Interest capitalized during the period                                                             452                  -
Non-cash investing and financing transactions:
     Value of shares issued for conversion of debentures                                             -                136


               MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

                NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


3. DISCONTINUED OPERATIONS

On December 10, 1998, the Companies sold certain assets, leases, and licenses used in connection with the horseracing business conducted at Santa Anita Racetrack and recorded an estimated loss on sale of $67,913,000 for the year ended December 31, 1998. During the nine months ended September 30, 1999, the Companies recorded an adjustment of $2,961,000. This change in the previously reported estimated loss on disposal resulted from working capital purchase price adjustments and differences to estimated costs of sale.

The Companies recorded a provision for loss on the disposition of Cobblestone Golf Group of approximately $237,035,000, which included estimated income taxes of $56,848,000, as of December 31, 1998, based upon the estimated proceeds to be realized upon sale. At December 31, 1998, the net assets subject to sale totaled $305,416,000 and were classified as net assets of discontinued operations on the combined consolidated balance sheet. During the nine months ended September 30, 1999, the Companies recorded a gain of $18,552,000 to adjust the estimated loss on disposal of the Cobblestone Golf Group. This change resulted from working capital purchase price adjustments, differences to estimated costs of sale and a revision to the estimated income tax provision for the disposal.

Combined operating results of discontinued golf operations for the nine months ended September 30, 1999 (exclusive of any interest expense, depreciation and corporate charges) follow. Operating results arose from the period between January 1, 1999 and March 29, 1999:


                                                                                              COBBLESTONE
                                                                                              GOLF GROUP
                                                                                           ------------------
(IN THOUSANDS)
Revenues                                                                                      $     22,694
Operating expenses                                                                                  20,536
                                                                                           ------------------
Contribution                                                                                         2,158
Other expenses                                                                                       6,260
                                                                                           ------------------
Income before income taxes                                                                          (4,102)
Income tax benefit                                                                                       -
                                                                                           ------------------
Net income                                                                                    $     (4,102)
                                                                                           ------------------
                                                                                           ------------------


4. REAL ESTATE INVESTMENTS

The following is a summary of the Companies' real estate investments:


                                                                        SEPTEMBER 30,           DECEMBER 31,
                                                                            1999                   1998
                                                                   ------------------------ -------------------
Land                                                                   $    474,873             $    475,376
Buildings and improvements, net of accumulated depreciation
  and other provisions of $270,890 and $186,594                           3,275,557                3,381,392
Real estate mortgages and loans receivable, net of a valuation
   allowance of $19,191 and $18,991                                       1,129,383                1,197,634
Assets held for sale, net of accumulated depreciation and other
   provisions of $36,369 and $41,562                                         27,490                   32,334
                                                                   ------------------------ -------------------
                                                                       $  4,907,303              $ 5,086,736
                                                                   ------------------------ -------------------
                                                                   ------------------------ -------------------

During the nine months ended September 30, 1999, the Companies provided net funding of $34,977,000 for ongoing construction of healthcare facilities committed to prior to 1999. The Companies also provided net funding of $72,946,000 for construction and capital improvements to hotels acquired in The La Quinta Merger, and net funding of approximately $9,541,000 for capital improvements to golf courses which were included in net assets of discontinued operations as of December 31, 1998 and subsequently sold on March 31, 1999. Also during the nine months ended September 30, 1999, Realty provided $30,797,000 for ongoing construction of mortgaged facilities already in the portfolio.

          MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                              AND SUBSIDIARIES

           NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


4. REAL ESTATE INVESTMENTS (CONTINUED)

During the nine months ended September 30, 1999, Realty received net proceeds of $127,040,000 from the sale of one long-term care facility, one rehabilitation facility and 20 assisted living facilities. Realty realized a net gain on these sales of $12,463,000. In connection with these sales, $1,044,000 in lease breakage fees were received and have been included in other income in the consolidated statements of operations. Realty also received $4,306,000 from the sale of a hotel and land held for development. There was no gain or loss realized on these sales.

On March 31, 1999, Realty sold 43 golf courses (or leasehold interests in golf courses) as part of the sale of Cobblestone Golf Group (See Note 3). These golf courses were included in net assets of discontinued operations as of December 31, 1998.

During the nine months ended September 30, 1999, Realty received principal payments of $99,221,000 on real estate mortgages. Of this amount $90,714,000 represents payments in accordance with the Plan (see Note 1). In connection with these payments, Realty received $706,000 in prepayment fees which have been included in other income in the consolidated statements of operations.

At September 30, 1999, Realty was committed to provide additional financing of approximately $50,000,000 relating to one long-term care facility and three assisted living facilities as well as additions to existing facilities in the portfolio.

5. INDEBTEDNESS

On July 17, 1998, Realty entered into a credit agreement (the "Credit Agreement") which provided Realty with up to $2,250,000,000 in credit facilities, replacing Realty's then existing $365,000,000 revolving credit facilities. The Credit Agreement provided for borrowings in four separate tranches (each a "Tranche"): Tranche A, a $1,000,000,000 revolving loan, amounts of which if repaid may be reborrowed, which matures July 17, 2001; Tranche B, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matured July 17, 1999 and which had a $250,000,000 mandatory principal payment on April 17, 1999; Tranche C, a term loan in the amount of $250,000,000, amounts of which if repaid may not be reborrowed, which matured July 17, 1999 with a six month extension option that was exercised in June, 1999; and Tranche D, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 2001.

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

On August 16, 1999, Realty repaid $12,500,000 of its notes payable which matured on that date and bore interest at 7.25%.

Of the $850,000,000 revolving tranche commitment, approximately $283,745,000 was available at September 30, 1999, carrying interest at Realty's option of the base rate (10.25%) or LIBOR plus 2.875% (8.25% weighted average rate at September 30, 1999).

         MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                            AND SUBSIDIARIES

         NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


5. INDEBTEDNESS (CONTINUED)

During July 1998, Realty entered into interest rate swap agreements to reduce the impact on interest expense of fluctuating interest rates on $1,250,000,000 of its Credit Agreement. Realty agreed with the counterparty to exchange, on a monthly basis, the difference between Realty's fixed pay rate and the counterparty's variable pay rate of one month LIBOR. During January and April 1999, Realty cancelled two $250,000,000 contracts from the interest rate swap agreement in connection with the repayments described above. At September 30, 1999, Realty was a fixed rate payor of approximately 5.7% and received a variable rate of approximately 5.3%. Differentials in the swapped amounts are recorded as adjustments to interest expense of Realty.

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

As of September 30, 1999, the following classes of Preferred Stock, Excess Stock and Series Common Stock were authorized; no shares were issued or outstanding at either September 30, 1999 or December 31, 1998:

   Meditrust Operating Company Preferred Stock $.10 par value; 6,000,000 shares authorized;

   Meditrust Corporation Excess Stock $.10 par value; 25,000,000 shares authorized;

   Meditrust Operating Company Excess Stock $.10 par value; 25,000,000 shares authorized;

   Meditrust Corporation Series Common Stock $.10 par value; 30,000,000 shares authorized;

   Meditrust Operating Company Series Common Stock $.10 par value; 30,000,000 shares authorized.

During January and August 1999, 200,000 and 30,000 restricted shares, respectively, of the Companies' stock were issued to key employees under The Meditrust Corporation 1995 Share Award Plan and The Meditrust Operating Company 1995 Share Award Plan (collectively known as the "Share Award Plan"). During July, 1999, 50,000 of these restricted shares were forfeited and thus cancelled and retired.

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

7. COMPREHENSIVE INCOME AND OTHER ASSETS

As of September 30, 1999, Realty had invested approximately $57,204,000 in Nursing Home Properties Plc ("NHP Plc"), a property investment group which specializes in the financing, through sale leaseback transactions, of nursing homes located in the United Kingdom. The investment includes approximately 26,606,000 shares of NHP Plc, representing an ownership interest in NHP Plc of 19.99% of which Realty has voting rights with respect to 9.99%. The difference between the current market value and the cost, $25,209,000 is included in shareholders' equity in the accompanying balance sheet.

          MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                             AND SUBSIDIARIES

            NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


7.  COMPREHENSIVE INCOME AND OTHER ASSETS (CONTINUED)

As of September 30, 1999, Realty owns 331,000 shares of stock and warrants to purchase 755,000 shares of stock in Balanced Care Corporation ("BCC"), a healthcare operator that leases properties from and has mortgages payable to Realty. The stock and warrants have a current market value of $1,221,000. The difference between current market value and the cost of the BCC investment, $116,000, is included in shareholders' equity in the accompanying balance sheet.

The following is a summary of the Companies' comprehensive income:


                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                   -------------------- --------------------
                                                                             1999                 1998
                                                                   -------------------- --------------------
(IN THOUSANDS)
Net income (loss)                                                      $    130,690         $    (94,767)
Other comprehensive income:
Changes in market value of equity securities in excess of cost                8,354               17,097
                                                                   -------------------- --------------------
Comprehensive income (loss)                                            $    139,044         $    (77,670)
                                                                   -------------------- --------------------
                                                                   -------------------- --------------------

Other assets includes investments in NHP Plc and BCC, as well as La Quinta intangible assets, furniture, fixtures and equipment, and other receivables.

8. DISTRIBUTIONS PAID TO SHAREHOLDERS

On February 16, 1999, Realty paid a dividend of $.46 per share of common stock to shareholders of record on January 29, 1999. On March 31, 1999, Realty paid a dividend of $.5625 per depository share of preferred stock to shareholders of record on March 15, 1999 of its 9.00% Series A cumulative redeemable preferred stock. On May 14, 1999, Realty paid a dividend of $0.46 per share of common stock to shareholders of record on April 30, 1999. On June 30, 1999, Realty paid a dividend of $0.5625 per depository share of preferred stock to holders of record on June 15, 1999 of its 9.00% Series A cumulative redeemable preferred stock. On August 16, 1999, Realty paid a dividend of $.46 per share of common stock to shareholders of record on July 30, 1999. On September 30, 1999, Realty paid a dividend of $.5625 per depository share of preferred stock to shareholders of record on September 15, 1999 of its 9.00% Series A cumulative redeemable preferred stock.

9. OTHER EXPENSES

During the nine months ended September 30, 1999, the Companies recorded approximately $40,228,000 in other expenses.

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

The Companies incurred approximately $11,230,000 of costs ($1,025,000 in the third quarter) associated with the development and implementation of the Plan as well as a reorganization of the lodging division. These costs primarily relate to the early repayment and modification of certain debt, employee severance, advisory fees related to the Plan, and other professional fees related to the separation agreement with Mr. Gosman.

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

services. A charge of approximately $3,998,000 to write-off certain internal and external software development costs related to the project was recorded during the nine months ended September 30, 1999.

10. LA QUINTA MERGER

On July 17, 1998, Realty completed its merger with La Quinta whereby La Quinta merged with and into Realty, with Realty as the surviving corporation. In conjunction with this merger, management committed to relocate certain functions of La Quinta. A provision of $10,100,000 was included in the acquisition costs as liabilities assumed. As of September 30, 1999 approximately $6,900,000 of this amount has been paid and charged against the liability.

The following unaudited pro forma condensed combined consolidated results of operations of Realty and Operating Company have been prepared as if the La Quinta Merger had occurred on January 1, 1998.


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                              FOR THE THREE MONTHS ENDED,       FOR THE NINE MONTHS ENDED,
                                                                          SEPTEMBER 30, 1998                SEPTEMBER 30, 1998
                                                                      ---------------------------       --------------------------
Revenue                                                                       $  244,335                       $  725,135
Net income (loss) from continuing operations                                     (15,033)                          85,983
Basic earnings per paired common share from continuing operations                   (.08)                      $      .56
Weighted average paired common shares outstanding                                183,594                          154,079


The pro forma condensed combined consolidated results do not purport to be indicative of results that would have occurred had the La Quinta Merger been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

11. EARNINGS PER SHARE

COMBINED CONSOLIDATED EARNINGS PER SHARE IS COMPUTED AS FOLLOWS:



(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                        FOR THE THREE MONTHS
                                                                                                 ENDED SEPTEMBER 30,
                                                                                         ----------------- -----------------
                                                                                               1999              1998
                                                                                         ----------------- -----------------
Income (loss) from continuing operations                                                   $    46,659       $   (18,566)
Preferred stock dividends                                                                       (3,938)           (3,893)
                                                                                         ----------------- -----------------
Income (loss) from continuing operations available to
   common shareholders                                                                     $    42,721       $   (22,459)
                                                                                         ----------------- -----------------
                                                                                         ----------------- -----------------

Average outstanding shares of paired common stock                                              141,100           140,314
Dilutive effect of:
  Contingently issuable shares                                                                       -                 -
  Stock options                                                                                      -                 -
                                                                                         ----------------- -----------------
Dilutive potential paired common stock                                                         141,100           140,314
                                                                                         ----------------- -----------------
                                                                                         ----------------- -----------------

Earnings per share:
  Basic                                                                                    $       .30       $      (.16)
                                                                                         ----------------- -----------------
                                                                                         ----------------- -----------------
  Diluted                                                                                  $       .30       $      (.16)
                                                                                         ----------------- -----------------
                                                                                         ----------------- -----------------



Options to purchase 4,768,000 and 3,851,000 paired common shares at prices ranging from $13.44 to $36.46 were outstanding during the three months ended September 30, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the paired common shares. The options, which expire on dates ranging from December 1999 to December 2008, were still outstanding at September 30, 1999.

Convertible debentures outstanding for the three months ended September 30, 1999 and 1998, representing 6,540,000 and 7,936,000, paired common shares, if converted, respectively, are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

                MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

                 NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

11.      EARNINGS PER SHARE  (CONTINUED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                          FOR THE NINE MONTHS
                                                                                                  ENDED SEPTEMBER 30,
                                                                                         ----------------- -----------------
                                                                                               1999              1998
                                                                                         ----------------- -----------------
Income from continuing operations                                                          $   109,177       $    71,706
Preferred stock dividends                                                                      (11,814)           (4,506)
                                                                                         ----------------- -----------------
Income from continuing operations available to
   common shareholders                                                                     $    97,363       $    67,200
                                                                                         ================= =================

Average outstanding shares of paired common stock                                              143,379           110,799
Dilutive effect of:
  Contingently issuable shares                                                                       -             4,982
  Stock options                                                                                      -               186
                                                                                         ----------------- -----------------
Dilutive potential paired common stock                                                         143,379           115,967
                                                                                         ================= =================

Earnings per share:
  Basic                                                                                    $       .68       $       .61
                                                                                         ================= =================
  Diluted                                                                                  $       .68       $       .58
                                                                                         ================= =================

Options to purchase 4,768,000 and 3,738,000 paired common shares at prices ranging from $13.44 to $36.46 were outstanding during the nine months ended September 30, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the paired common shares. The options, which expire on dates ranging from December 1999 to December 2008, were still outstanding at September 30, 1999.

Convertible debentures outstanding for the nine months ended September 30, 1999 and 1998, representing 6,540,000 and 8,028,000, paired common shares, if converted, respectively, are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

MEDITRUST CORPORATION EARNINGS PER SHARE IS COMPUTED AS FOLLOWS:

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                      FOR THE THREE MONTHS
                                                                                               ENDED SEPTEMBER 30,
                                                                                       --------------- ------------------
                                                                                            1999             1998
                                                                                       --------------- ------------------
Income (loss) from continuing operations                                                $   46,938       $   (13,946)
Preferred stock dividends                                                                   (3,938)           (3,893)
                                                                                       --------------- ------------------
Income (loss) from continuing operations available to
   common shareholders                                                                  $   43,000       $   (17,839)
                                                                                       =============== ==================

Average outstanding shares of common stock                                                 142,405           141,619
Dilutive effect of:
  Contingently issuable shares                                                                   -                 -
  Stock options                                                                                  -                 -
                                                                                       --------------- ------------------
Dilutive potential common stock                                                            142,405           141,619
                                                                                       =============== ==================

Earnings per share:
  Basic                                                                                 $      .30       $      (.13)
                                                                                       =============== ==================
  Diluted                                                                               $      .30       $      (.13)
                                                                                       =============== ==================

Options to purchase 3,097,000 and 3,472,000 paired common shares at prices ranging from $13.44 to $36.46 were outstanding during the three months ended September 30, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on dates ranging from October 2001 to December 2008, were still outstanding at September 30, 1999.

                MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

                 NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

11.      EARNINGS PER SHARE  (CONTINUED)

Convertible debentures outstanding for the three months ended September 30, 1999 and 1998, representing 6,540,000 and 7,936,000 paired common shares, if converted, respectively, are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                     FOR THE NINE MONTHS
                                                                                             ENDED SEPTEMBER 30,
                                                                                       --------------- ---------------
                                                                                            1999            1998
                                                                                       --------------- ---------------
Income from continuing operations                                                       $  135,899       $    78,204
Preferred stock dividends                                                                  (11,814)           (4,506)
                                                                                       --------------- ---------------
Income from continuing operations available to
   common shareholders                                                                  $  124,085       $    73,698
                                                                                       =============== ===============

Average outstanding shares of common stock                                                 144,684           112,104
Dilutive effect of:
  Contingently issuable shares                                                                   -             4,982
  Stock options                                                                                  -               186
                                                                                       --------------- ---------------
Dilutive potential common stock                                                            144,684           117,272
                                                                                       =============== ===============
Earnings per share:
  Basic                                                                                 $      .86       $       .66
                                                                                       =============== ===============
  Diluted                                                                               $      .86       $       .63
                                                                                       =============== ===============

Options to purchase 3,097,000 and 3,385,000 paired common shares at prices ranging from $13.44 to $36.46 were outstanding during the nine months ended September 30, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on dates ranging from October 2001 to December 2008, were still outstanding at September 30, 1999.

Convertible debentures outstanding for the nine months ended September 30, 1999 and 1998, representing 6,540,000 and 8,028,000 paired common shares, if converted, respectively, are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

MEDITRUST OPERATING COMPANY EARNINGS PER SHARE IS COMPUTED AS FOLLOWS:

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                       FOR THE THREE MONTHS
                                                                                                ENDED SEPTEMBER 30,
                                                                                       ------------------ ----------------
                                                                                             1999              1998
                                                                                       ------------------ ----------------
Loss from continuing operations                                                        $        (279)     $    (4,620)
                                                                                       ================== ================
Average outstanding shares of common stock                                                   141,100          140,314
Dilutive effect of:
  Contingently issuable shares                                                                     -
  Stock options                                                                                    -
                                                                                       ------------------ ----------------
Dilutive potential common stock                                                              141,100          140,314
                                                                                       ================== ================
Earnings per share:
  Basic                                                                                  $      (.00)     $      (.03)
                                                                                       ================== ================
  Diluted                                                                                $      (.00)     $      (.03)
                                                                                       ================== ================

                MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

                 NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

11.    EARNINGS PER SHARE  (CONTINUED)

Options to purchase 1,671,000 and 379,000 paired common shares at prices ranging from $13.44 to $31.49 were outstanding during the three months ended September 30, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on dates ranging from December 1999 to December 2008, were still outstanding at September 30, 1999.

Convertible debentures outstanding for the three months ended September 30, 1999 and 1998, representing 6,540,000 and 7,936,000 paired common shares, if converted, respectively, are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                       FOR THE NINE MONTHS
                                                                                               ENDED SEPTEMBER 30,
                                                                                       ------------------ ----------------
                                                                                             1999              1998
                                                                                       ------------------ ----------------
Loss from continuing operations                                                        $     (26,722)     $     (6,498)
                                                                                       ================== ================
Average outstanding shares of common stock                                                   143,379           110,799
Dilutive effect of:
  Contingently issuable shares                                                                     -             4,982
  Stock options                                                                                    -               186
                                                                                       ------------------ ----------------
Dilutive potential common stock                                                              143,379           115,967
                                                                                       ================== ================
Earnings per share:
  Basic                                                                                  $      (.19)     $       (.06)
                                                                                       ================== ================
  Diluted                                                                                $      (.19)     $       (.06)
                                                                                       ================== ================

Options to purchase 1,671,000 and 353,000 paired common shares at prices ranging from $13.44 to $31.49 were outstanding during the nine months ended September 30, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the paired common shares. The options, which expire on dates ranging from December 1999 to December 2008, were still outstanding at September 30, 1999.

Convertible debentures outstanding for the nine months ended September 30, 1999 and 1998, representing 6,540,000 and 8,028,000 paired common shares, if converted, respectively, are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

Operating Company holds common shares of Realty which are unpaired pursuant to a stock option plan approved by the shareholders. The common shares held totaled 1,305,377 as of September 30, 1999. These shares affect the calculations of Realty's net income per common share but are eliminated in the calculation of net income per paired common share for The Meditrust Companies.

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

13.      SEGMENT REPORTING

MEASUREMENT OF SEGMENT PROFIT OR LOSS

The Companies evaluate performance based on contribution from each reportable segment. Contribution is defined by the Companies as income from operations before interest expense, depreciation, amortization, gains and losses on sales of assets, provisions for losses on disposal or impairment of assets, income or loss from unconsolidated entities, income taxes and nonrecurring income and expenses. The measurement of each of these segments is made on a combined basis with revenue from external customers, and excludes lease income between Realty and Operating Company. The Companies account for Realty and Operating Company transactions as if the transactions were to third parties, that is, at current market prices. The lodging segment was acquired on July 17, 1998 and thus the segment contribution for the nine months ended September 30, 1998 includes results from this date only. The following table presents information used by management by reported segment. The Companies do not allocate interest expense, income taxes or unusual items to segments.

                MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

                 NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

13.      SEGMENT REPORTING (CONTINUED)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                         --------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                        1999               1998
                                                                         ------------------  ------------------
Healthcare:
Rental income                                                               $     125,719      $     141,936
Interest income                                                                   104,166            118,179
Rental property operating costs                                                    (6,497)            (4,642)
General and administrative expenses                                               (11,494)           (14,072)
                                                                         ------------------  ------------------
Healthcare Contribution                                                           211,894            241,401
                                                                         ------------------  ------------------

Lodging:
Room revenue                                                                      443,142            118,363
Guest services and other                                                           27,963              7,929
Operating expenses                                                               (213,090)           (55,029)
General and administrative expenses                                               (12,946)            (4,580)
Rental property operating costs                                                   (20,375)            (5,199)
                                                                         ------------------  ------------------
Lodging Contribution                                                              224,694             61,484
                                                                         ------------------  ------------------

                       Combined Contribution                                      436,588            302,885
                                                                         ------------------  ------------------

Reconciliation to Combined Consolidated Financial Statements:
Other income                                                                       (1,750)           (26,000)
Interest expense                                                                  184,599            107,835
Depreciation and amortization                                                     101,359             51,327
Amortization of goodwill                                                           15,946              7,670
Loss (gain) on sale of assets                                                     (12,463)             3,620
Income from unconsolidated joint venture                                                -               (691)
Other expenses                                                                     40,228             88,482
                                                                         ------------------  ------------------
                                                                                  327,919            232,243
                                                                         ------------------  ------------------
Income from continuing operations
   before benefit for income taxes                                                108,669             70,642
Income tax benefit                                                                   (508)            (1,064)
                                                                         ------------------  ------------------
Income from continuing operations                                                 109,177             71,706
Discontinued operations:
  Income from discontinued operations                                                   -             10,721
  Gain (loss adjustment) on disposal of discontinued operations                    21,513           (177,194)
                                                                         ------------------  ------------------
Net income (loss)                                                                 130,690            (94,767)
Preferred stock dividends                                                         (11,814)            (4,506)
                                                                         ------------------  ------------------
Net income (loss) available to Paired Common shareholders                   $     118,876      $     (99,273)
                                                                         ==================  ==================

14.      SUBSEQUENT EVENTS

On October 14, 1999, Sun Healthcare Group, Inc. ("Sun") filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As of September 30, 1999, Realty had a portfolio of 42 properties operated by Sun, which consisted of 38 owned properties with net assets of approximately $318,000,000 and four mortgages with net assets of approximately $31,000,000. During the nine months ended September 30, 1999, income derived from these properties included rental income of approximately $38,000,000 from owned properties and interest income of approximately $3,000,000 from mortgages.

                MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

                 NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

14.               SUBSEQUENT EVENTS (CONTINUED)

Sun has not formally indicated whether they will accept or reject any of Realty's leases. However, Sun has indicated that they will continue to make lease payments to Realty unless and until such leases are rejected. In the event Sun rejects any of their leases, Realty will have to evaluate whether any of the related properties have been impaired. If necessary, Realty has a plan in place to transition and to continue operating any of Sun's properties. If Realty does not receive interest payments related to the mortgages, such mortgages will be put on non-accrual status.

The ultimate outcome of the Sun bankruptcy is not predictable and management is not able to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome. It is possible that an unfavorable outcome could have a material adverse effect on the Companies' results of operations in a particular quarter or annual period. However, the Companies believe that even if the outcome of the bankruptcy is materially adverse to the Companies' results of operations, it should not have a material adverse effect on the Companies' financial position.

On October 15, 1999, the Board of Directors of Realty declared a dividend of $.46 per share of common stock payable on November 15, 1999, to shareholders of record on October 29, 1999.

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

OVERVIEW

The basis of presentation includes Management's Discussion and Analysis of Financial Condition and Results of Operations for the combined and separate SEC registrants. Management of the Companies believes that the combined presentation is most beneficial to the reader.

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

The Companies' ability to complete the separation of the two primary businesses is dependent upon capital market conditions, which are beyond the control of the Companies. These conditions may materially impact the timing of the separation and the Companies' ability to successfully implement the separation. The Companies cannot be certain that the capital markets will be amenable to the separation and the creation of two distinct separately traded companies. Based on the current state of the capital markets, the Companies are unable to predict when the capital markets will permit the separation to occur.

The joint annual report on Form 10-K, filed for the year ended December 31, 1998, and the joint quarterly reports on Form 10-Q, filed for the three months ended March 31, 1999 and June 30, 1999, summarized progress in implementing, and in some cases completing, significant components of the Plan during 1998 and in the first half of 1999. This joint quarterly report on Form 10-Q provides an update since those documents were filed.

THE MEDITRUST COMPANIES--COMBINED RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. THREE MONTHS ENDED SEPTEMBER 30,
1998

Revenue for the three months ended September 30, 1999, was $235,722,000 compared to $216,202,000 for the three months ended September 30, 1998, an increase of $19,520,000. Revenue growth was primarily attributable to the increase in hotel operating revenues of $34,005,000, resulting from the inclusion of hotel operations for the three months ended September 30, 1999 compared to the post-acquisition period of July 17, 1998 through September 30, 1998. This was partially offset by a net decrease to rental and interest income of $15,379,000. The decrease primarily resulted from asset sales and mortgage repayments over the last year net of the effect of additions to real estate investments made during the same period. Other non-recurring revenue for the three months ended September 30, 1999 was $894,000 which represents prepayment fees and lease breakage fees received in conjunction with mortgage repayments and asset sales during the period. Hotel operating revenues generally are measured as a function of the average daily rate ("ADR") and occupancy. The ADR increased to $61.34 in 1999 from $60.48 in 1998, an increase of $.86 or 1.4%. Occupancy percentage decreased 3.1 percentage points to 69.4% in 1999 from 72.5% in 1998. Revenue per Available Room ("RevPAR"), which is the product of occupancy percentage and ADR, decreased 2.9% over 1998. The decrease in RevPAR is primarily due to a greater increase in the supply of available rooms than in demand in the southwest region. The relationship between supply and demand varies by region, however, it has impacted La Quinta to a greater extent than its competitors due to its concentration of hotels in the southwest. The revenue impact of the oversupply of available rooms was partially mitigated by revenue increases resulting from a higher proportion of room rental income from the Inn & Suites hotels as compared to the Inns during the comparable three-month periods. Inn & Suites hotels generally have higher room rental income per night than the Inns.

For the three months ended September 30, 1999, total recurring operating expenses were $90,720,000 compared to $72,493,000 for the three months ended September 30, 1998, an increase of $18,227,000. This increase was primarily attributable to the increase in hotel expenses which consisted of an increase in operating expenses of $20,018,000 which was partially offset by a decrease in general and administrative expenses of $416,000. The decrease in general and administrative expenses includes increases of $105,000 in overhead for the lodging segment and a decrease of $521,000 for allocated expenses of the paired share structure. The increase in operating expenses and overhead for the lodging segment is attributable to the inclusion of three months of activity in 1999 compared to the post-acquisition period in 1998. The decrease in allocated expenses of the paired share structure is due to the reduction in corporate overhead resulting from the sale of the horseracing and golf businesses. Hotel operating and general and administrative expenses include costs associated with the operation such as salaries, wages, utilities, repair and maintenance, credit card discounts and room

         MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                        AND SUBSIDIARIES

supplies as well as corporate expenses, such as the costs of general management, office rent, training and field supervision of hotel managers and other marketing and administrative expenses. Rental property operating expenses related to the hotels increased by $1,751,000 due to the inclusion of three months of activity in 1999 compared to the post-acquisition period in 1998. Rental property operating expenses primarily consist of property taxes.

For the three months ended September 30, 1999, rental property operating expenses attributable to the healthcare business were $2,201,000 compared to $1,920,000 for the three months ended September 30, 1998, an increase of $281,000 due to the acquisition of an additional medical office building within the last year. Rental property operating expenses attributed to the healthcare business principally consist of expenses for the management and operation of medical office buildings. General and administrative expenses related to healthcare decreased by $3,407,000, primarily due to state tax savings associated with the legal reformation of certain healthcare subsidiaries in preparation for the separation of the companies.

The Companies consider contribution from each primary business in evaluating performance. Contribution includes revenue from each business, excluding non-recurring or unusual income, less operating expenses, rental property operating expenses and general and administrative expenses. The combined contribution of the healthcare and lodging businesses was $144,108,000 for the three months ended September 30, 1999, of which $69,972,000 related to healthcare and $74,136,000 related to lodging. The contribution of the healthcare business decreased $12,264,000 from $82,236,000 for the comparative three months ended September 30, 1998. The decrease was primarily a result of the impact on revenue of asset sales and mortgage repayments over the last year net of the impact of state tax savings associated with the legal reformation of certain healthcare subsidiaries.

The lodging contribution was $74,136,000 or 46% of lodging revenues during the three months ended September 30, 1999, compared to $61,484,000 or 49% for the same period in 1998. This deterioration is reflective of a decrease in RevPAR due to the oversupply of available rooms while fixed operating costs remained relatively constant.

Interest expense increased by $1,533,000 due to increases in the borrowing rate. Depreciation and amortization increased by $3,078,000 which was primarily a result of increased real estate investments and amortization of goodwill from the La Quinta acquisition completed on July 17, 1998.

ASSET SALES

During the three months ended September 30, 1999, Realty realized gains on the sale of three assisted living facilities of $179,000. Sales of healthcare properties were completed pursuant to the Plan. Realty also sold land held for development on which there was no gain or loss realized. Proceeds of asset sales were used to repay debt prior to maturity and de-lever the balance sheet. During the three months ended September 30, 1998, a loss of $3,620,000 was recorded on securities held for sale.

OTHER EXPENSES

During the third quarter of 1999, the Companies recorded approximately $1,025,000 in other expenses. These are costs associated with the reorganization of the lodging division including employee severance and other expenses.

DISCONTINUED OPERATIONS

Pursuant to the Plan, the Companies have classified golf and horseracing activities as discontinued operations for financial reporting purposes. During the three months ended September 30, 1999, a final adjustment was made to reduce the loss on disposal of discontinued operations by $16,644,000 which was the result of working capital purchase price adjustments, costs of sale adjustments and a revision of the estimated income tax provision for the disposal. For the three months ended September 30, 1998, the Companies have presented income from discontinued operations of $969,000 and a provision for loss on disposal of discontinued operations of $177,194,000 which were related to the horseracing and golf segments.

NET INCOME

The resulting net income available for common shareholders, after deducting preferred share dividends, for the three months ended September 30, 1999, was $59,365,000 compared to a net loss of $198,684,000 for the three months ended September 30, 1998. The net income per paired common share (diluted) for the three months ended September 30, 1999 was $.42 compared to a net loss per paired common share (diluted) of $1.42 for the three months ended September 30, 1998. The per paired common share amount increased primarily due to the provisions recorded in the third quarter of 1998 for the loss on disposal of discontinued operations as well as to adjust the carrying value of certain healthcare assets and to record a valuation reserve related to the mortgage portfolio.

         MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                        AND SUBSIDIARIES

NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenue for the nine months ended September 30, 1999, was $702,740,000 compared to $412,407,000 for the nine months ended September 30, 1998, an increase of $290,333,000. Revenue growth was primarily attributable to the increase in hotel operating revenues of $344,813,000, resulting from the inclusion of hotel operations for the nine months ended September 30, 1999 compared to the post-acquisition period of July 17, 1998 through September 30, 1998. This was partially offset by a net decrease to rental and interest income of $30,230,000. The decrease primarily resulted from asset sales and mortgage repayments over the last year net of the effect of additions to real estate investments made during the same period. Other non-recurring revenue for the nine months ended September 30, 1999 was $1,750,000, compared to $26,000,000 for the same period in 1998, which arose from lease breakage fees and prepayment and make-whole gains received from the sale of healthcare-owned properties and the repayment of mortgages. Hotel operating revenues generally are measured as a function of the ADR and occupancy. The ADR increased to $61.15 in 1999 from $60.86 in 1998, an increase of $.29 or
 .5%. Occupancy percentage decreased .7 percentage points to 69.9% in 1999 from 70.6% in 1998. RevPAR, which is the product of occupancy percentage and ADR, decreased .6% over 1998. The decrease in RevPAR is primarily due to a greater increase in the supply of available rooms than in demand in the southwest region. The relationship between supply and demand varies by region, however, it has impacted La Quinta to a greater extent than its competitors due to its concentration of hotels in the southwest. The revenue impact of the oversupply of available rooms was partially mitigated by revenue increases resulting from a higher proportion of room rental income from the Inn & Suites hotels as compared to the Inns during the comparable nine month periods. Inns & Suites hotels generally have higher room rental income per night then the Inns.

For the nine months ended September 30, 1999, total recurring operating expenses were $264,402,000 compared to $83,522,000 for the nine months ended September 30, 1998, an increase of $180,880,000. This increase was primarily attributable to the increase in hotel expenses including increases in operating expenses of $158,061,000 and general and administrative expenses of $8,366,000 The increase in general and administrative expenses includes increases of $8,399,000 in overhead for the lodging segment and a decrease of $33,000 for allocated expenses of the paired share structure. The increase in operating expenses and overhead for the lodging segment is attributable to the inclusion of nine months of activity in 1999 compared to the post-acquisition period in 1998. The decrease in allocated expenses of the paired share structure is due to the reduction in corporate overhead resulting from the sale of the horseracing and golf businesses. Hotel operating and general and administrative expenses include costs associated with the operation such as salaries, wages, utilities, repair and maintenance, credit card discounts and room supplies as well as corporate expenses, such as the costs of general management, office rent, training and field supervision of hotel managers and other marketing and administrative expenses. Rental property operating expenses related to the hotels increased by $15,176,000 due to the inclusion of nine months of activity in 1999 compared to the post-acquisition period in 1998. Rental property operating expenses primarily consist of property taxes.

For the nine months ended September 30, 1999, rental property operating expenses attributable to the healthcare business were $6,497,000 compared to $4,642,000 for the nine months ended September 30, 1998, an increase of $1,855,000. The increase was due to the management of more medical office buildings in 1999 compared to 1998. Rental property operating expenses attributed to the healthcare business principally consist of expenses for the management and operation of medical office buildings. General and administrative expenses related to healthcare decreased by $2,578,000 primarily due to state tax savings associated with the legal reformation of certain healthcare subsidiaries in preparation for the separation of the companies.

The Companies consider contribution from each primary business in evaluating performance. Contribution includes revenue from each business, excluding non-recurring or unusual income, less operating expenses, rental property operating expenses and general and administrative expenses. The combined contribution of the healthcare and lodging businesses was $436,588,000 for the nine months ended September 30, 1999, of which $211,894,000 related to healthcare and $224,694,000 related to lodging. The contribution of the healthcare business decreased $29,507,000 from $241,401,000 for the comparative nine months ended September 30, 1998. The decrease was primarily a result of the impact on revenue of asset sales and mortgage repayments over the last year net of the impact of state tax savings associated with the legal reformation of certain healthcare subsidiaries.

The lodging contribution was $224,694,000 or 48% of lodging revenues during the nine months ended September 30, 1999, compared to 61,484,000 and 49% for the same period in 1998. This deterioration is reflective of a decrease in RevPAR due to the oversupply of available rooms while fixed operating costs remained relatively constant.

Interest expense increased by $76,764,000 due to increases in the borrowing rate and in debt outstanding as a result of a new bank facility added in 1998, the acquisitions of La Quinta and Cobblestone, net of amounts repaid from various asset sales made over the past year. Depreciation and amortization increased by $58,308,000 which was primarily a result of increased real estate investments and amortization of goodwill from the La Quinta acquisition completed on July 17, 1998.

         MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                        AND SUBSIDIARIES

ASSET SALES

During the nine months ended September 30, 1999, Realty realized gains on the sale of healthcare real estate assets of $12,463,000. Sales of healthcare properties were completed pursuant to the Plan and included one rehabilitation facility, one long-term care facility, and 20 assisted living facilities. Realty also sold a hotel and land held for development on which there was no gain or loss realized. During the nine months ended September 30, 1998, a loss of $3,620,000 was recorded on securities held for sale.

OTHER EXPENSES

During the nine months ended September 30, 1999, the Companies recorded approximately $40,228,000 in other expenses.

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

The Companies incurred approximately $11,230,000 of costs associated with the development and implementation of the Plan as well as a reorganization of the lodging division. These costs primarily relate to the early repayment and modification of certain debt, employee severance, advisory fees related to the Plan, and other professional fees related to the separation agreement with Mr. Gosman.

Also, in conjunction with the implementation of the Plan, which included a change in the focus of the lodging division to internal growth, La Quinta management performed a review of the front desk system under development for its lodging facilities, and made a decision to abandon the project. The decision was based primarily on management's intent to integrate the front desk system with new revenue management software, availability of more suitable and flexible externally developed software and a shift in information systems philosophy toward implementation of externally developed software and outsourcing of related support services. A charge of approximately $3,998,000 to write-off certain internal and external software development costs related to the project was recorded during the nine months ended September 30, 1999.

DISCONTINUED OPERATIONS

As part of the Plan, the Companies sold the Santa Anita Racetrack during the fourth quarter of 1998 and sold the Cobblestone Golf Group during the first quarter of 1999. The Companies have reflected the financial results for 1999 and 1998 of Santa Anita and Cobblestone as discontinued operations. During the first nine months of 1999, the Companies adjusted the provision for loss on disposal of the Cobblestone Golf Group by recording a gain of approximately $18,552,000 which includes the final working capital purchase price adjustment, cost of sale adjustments, and a revision of the estimated income tax provision for the disposal. In addition, the Companies recorded $2,961,000 as final working capital purchase price adjustments and differences to estimated costs of sale of the Santa Anita Racetrack. For the nine months ended September 30, 1998, the Companies have presented income from discontinued operations of $10,721,000 and a provision for loss on disposal of discontinued operations of $177,194,00 which were related to the horseracing and golf segments.

NET INCOME

The resulting net income available for the common shareholders, after deducting preferred share dividends, for the nine months ended September 30, 1999, was $118,876,000 compared to a net loss of $99,273,000 for the nine months ended September 30, 1998. The net income per paired common share (diluted) for the nine months ended September 30, 1999 was $.83 compared to a net loss per paired common share (diluted) of $.86 for the nine months ended September 30, 1998. The per paired common share amount increased primarily due to the provisions recorded in 1998 for the loss on disposal of discontinued operations as well as to adjust the carrying value of certain healthcare assets and to record a valuation reserve related to the mortgage portfolio.

THE MEDITRUST COMPANIES - COMBINED LIQUIDITY AND CAPITAL RESOURCES

The Companies earn revenue by (i) leasing its healthcare assets under long-term triple net leases in which the rental rate is generally fixed with annual escalators; (ii) providing mortgage financing for healthcare facilities in which the interest rate is generally fixed with annual escalators subject to certain conditions and (iii) owning and operating 232 La Quinta Inns and 70 La Quinta Inn and Suites. Approximately $1,300,000,000 of the Companies debt obligations are floating rate obligations in which interest rate and related cash

         MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                        AND SUBSIDIARIES

flows vary with the movement in the London Interbank Offered Rate ("LIBOR"). The general fixed nature of the Companies' assets and the variable nature of a portion of the Companies debt obligations creates interest rate risk. If interest rates were to rise significantly, the Companies interest payments may increase resulting in decreases in net income and funds from operations. To mitigate this risk the Companies have entered into interest rate swaps to convert some of their floating rate debt obligations to fixed rate debt obligations. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. As of September 30, 1999, the Companies have $750,000,000 of interest rate swaps outstanding in which the Companies pay a fixed rate of 5.70% to the counterparty and receive LIBOR from the counterparty. Accordingly at September 30, 1999, the Companies have approximately $525,000,000 of variable debt outstanding which interest rates fluctuates with changes in LIBOR.

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

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

The Companies provide funding for new investments, debt repayments and costs associated with the restructuring through a combination of long-term and short-term financing including, both debt and equity, as well as the previously announced sale of assets. The Companies may decide to sell additional assets to meet their commitments and to provide them with additional liquidity. The Companies obtain long-term financing through the issuance of shares, long-term unsecured notes, convertible debentures and the assumption of mortgage notes. The Companies obtain short- term financing through the use of bank lines of credit, which are replaced with long-term financing as appropriate. From time to time, the Companies may utilize interest rate caps or swaps to attempt to hedge interest rate volatility. It is the Companies' objective to match mortgage and lease terms with the terms of their borrowings. The Companies attempt to maintain an appropriate spread between their borrowing costs and the rate of return on their investments. When development loans convert to sale/leaseback transactions or permanent mortgage loans, the base rent or interest rate, as appropriate, is fixed at the time of such conversion. There is, however, no assurance that the Companies will satisfactorily achieve, if at all, the objectives set forth in this paragraph.

On July 17, 1998, Realty entered into a credit agreement (the "Credit Agreement") which provided Realty with up to $2,250,000,000 in credit facilities, replacing Realty's then existing $365,000,000 revolving credit facilities. The Credit Agreement provided for borrowings in four separate tranches (each a "Tranche"): Tranche A, a $1,000,000,000 revolving loan, amounts of which if repaid may be reborrowed, which matures July 17, 2001; Tranche B, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matured July 17, 1999 and which had a $250,000,000 mandatory principal payment on April 17, 1999; Tranche C, a term loan in the amount of $250,000,000, amounts of which if repaid may not be reborrowed, which matured July 17, 1999 with a six month extension option which management exercised for a fee of 12.5 basis points; and Tranche D, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 2001.

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

         MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                        AND SUBSIDIARIES

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

On August 16, 1999, Realty repaid $12,500,000 of its notes payable which matured on that date and bore interest at 7.25%,

At September 30, 1999, the Companies had approximately $283,745,000 in available borrowings under its revolving tranche commitment. During the calendar year 2000, the Companies have approximately $461,000,000 of debt maturing (comprised principally of $250,000,000 maturing in January and $207,000,000 maturing in July 2000). The Companies expect to obtain the necessary proceeds to repay these obligations through asset sales and through the capacity available under the Companies revolving tranche commitment. However, there can be no assurance that the Companies will be successful in its efforts to repay these obligations as they come due or to meet its other liquidity requirements. As of November 5, 1999, the Companies had outstanding borrowings under its revolving tranche commitment of $525,000,000 (8.3% weighted average rate at November 5, 1999) and capacity for additional borrowing of approximately $268,745,000.

As of September 30, 1999, approximately $993,000 in charges related to the Plan remained unpaid. Payments made during the quarter included professional and advisory fees and severance paid to former employees.

As of September 30, 1999, the Companies' gross real estate investments totaled approximately $5,233,753,000 consisting of 208 long-term care facilities, 137 retirement and assisted living facilities, 34 medical office buildings, one acute care hospital campus, 7 other healthcare facilities and 302 hotel facilities in service. At September 30, 1999, Realty was committed to provide additional financing of approximately $50,000,000 relating to one long-term care facility and three assisted living facilities as well as additions to existing facilities in the portfolio.

The Companies had shareholders' equity of $2,779,176,000 and debt constituted 49% of the Companies' total capitalization as of September 30, 1999.

On October 15, 1999, Realty announced the board of directors voted to declare a quarterly dividend of $0.46 cents per share to shareholders of record on October 29, 1999. This is the fourth dividend payment in 1999 and will be paid on November 15, 1999. The tax status of the 1999 dividends will be determined in January 2000 and will be distributed to shareholders in a 1099-DIV form at that time.

A number of factors will impact Realty's cash flow and taxable income for the year 2000. All of these factors will be considered in establishing Realty's dividend policy for the year 2000. Taking a preliminary look at taxable income for the year 2000, it appears that to maintain Realty's REIT status the current dividend could be reduced by as much as 50%. Consistent with the past practices, in January 2000 the Board will evaluate Realty's dividend policy.

The Companies have an effective shelf registration statement on file with the SEC under which the Companies may issue $1,825,000,000 of securities including shares, preferred stock, debt, series common stock, convertible debt and warrants to purchase shares, preferred shares, debt, series common stock and convertible debt.

The Companies believe that their various sources of capital are adequate to finance their operations as well as their existing commitments, including the acquisition and/or mortgage financing of certain healthcare facilities and repayment of debt maturing within the next twelve months.

INFORMATION REGARDING OPERATORS OF HEALTHCARE ASSETS

As of September 30, 1999, healthcare facilities comprised approximately 49% of the Companies total real estate investments (the "healthcare portfolio"). A private healthcare company and Sun Healthcare Group, Inc. ("Sun"), currently operate approximately 20% of the total real estate investments, or 40% of the healthcare portfolio. Approximately 30% of the Companies' total real estate investments (approximately 58% of the healthcare portfolio) are operated by companies in the long-term care sector of the healthcare industry and 10% of the Companies' total real estate investments (approximately 22% of the healthcare portfolio) are operated by

         MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                        AND SUBSIDIARIES

companies in the assisted living sector of the healthcare industry.

The Companies monitor credit risk for its healthcare portfolio by evaluating a combination of publicly available financial information, information provided by the operators themselves and information otherwise available to the Companies. The financial condition and ability of these healthcare operators to meet their rental and other obligations will among other things, have an impact on the Companies' revenues, net income (loss), funds available from operations and its ability to make distributions to its shareholders. The operations of the long-term care companies have been negatively impacted by changes in Medicare reimbursement rates (PPS), increases in labor costs, increases in their leverage and certain other factors. In addition, any failure by these operators to effectively conduct their operations could have a material adverse effect on their business reputation or on their ability to enlist and maintain patients in their facilities.

Operators of assisted living facilities are experiencing fill-up periods of a longer duration, and are being impacted by concerns regarding the potential of over building, increased regulation and the use of certain accounting practices. Accordingly, many of these operators have pre announced anticipated earnings shortfalls and have experienced a significant decline in their stock prices. These factors have had a detrimental impact on the liquidity of some assisted living operators, which has caused their growth plans to decelerate and may have a negative effect on their operating cash flows.

Citing the effects of changes in government regulation relating to Medicare reimbursement as the precipitating factor, Sun filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 14, 1999. As of September 30, 1999, the Companies had a portfolio of 42 properties operated by Sun, which consisted of 38 owned properties with net assets of approximately $318,000,000 and four mortgages with net assets of approximately $31,000,000. During the nine months ended September 30, 1999, income derived from these properties included rental income of $38,000,000 from owned properties and interest income of $3 million from mortgages.

Sun has not formally indicated whether they will accept or reject any of the Companies' leases. However, Sun has indicated that they will continue to make lease payments to the Companies unless and until such leases are rejected. In the event Sun rejects any of their leases, the Companies will have to evaluate whether any of the rejected leases have been impaired. If necessary, the Companies have a plan in place to transition and to continue operating any of Sun's properties. If the Companies do not receive interest payments related to the mortgages, such mortgages will be put on non-accrual status.

The ultimate outcome of the Sun bankruptcy is not currently predictable and management is not able to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome. It is possible that an unfavorable outcome could have a material adverse effect on the Companies' results of operations in a particular quarter or annual period. However, the Companies believe that even if the outcome of the bankruptcy is materially adverse to the Companies' results of operations, it should not have a material adverse effect on the Companies financial position.

COMBINED FUNDS FROM OPERATIONS

Combined Funds from Operations of the Companies was $75,027,000 and $88,487,000 for the three months ended and $233,592,000 and $209,847,000 for the nine months ended September 30, 1999 and 1998, respectively.

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

The following reconciliation of net income and loss available to common shareholders to Funds from Operations illustrates the difference between the two measures of operating performance for the three and nine months ended September 30, 1999 and 1998. Certain reconciling items include amounts reclassified from income from operations or gain on disposal of discontinued operations and, accordingly, do not necessarily agree to revenue and expense captions in the Companies' financial statements.

         MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                        AND SUBSIDIARIES

(IN THOUSANDS)                                                               Three months ended September 30,
                                                                                1999                 1998
                                                                         ------------------- ---------------------
Net income (loss) available to paired common shareholders                   $      59,365       $    (198,684)
     Depreciation of real estate and intangible amortization                       35,124              39,416
     Gains on sales of assets                                                     (25,423)
     Provision for loss on disposal of discontinued operations                          -             177,194
     Other income                                                                    (894)                  -
     Other expenses                                                                 6,855              70,561
                                                                         ------------------- ---------------------
Funds from Operations                                                       $      75,027       $      88,487
                                                                         ------------------- ---------------------
                                                                         ------------------- ---------------------

Weighted average paired common shares outstanding:
Basic                                                                             141,100             140,314
Diluted                                                                           141,100             146,683

(IN THOUSANDS)                                                               Nine months ended September 30,
                                                                                1999                 1998
                                                                         ------------------- ---------------------
Net income (loss) available to paired common shareholders                   $     118,876       $     (99,273)
     Depreciation of real estate and intangible amortization                      110,008              65,824
     Gains on sales of assets                                                     (40,030)
     Provision for loss on disposal of discontinued operations                          -             177,194
     Other income                                                                  (1,750)            (26,000)
     Other expenses                                                                46,488              92,102
                                                                         ------------------- ---------------------
Funds from Operations                                                       $     233,592       $     209,847
                                                                         ------------------- ---------------------
                                                                         ------------------- ---------------------

Weighted average paired common shares outstanding:
Basic                                                                             143,379             110,799
Diluted                                                                           143,379             115,967

REALTY--RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999  VS. THREE MONTHS ENDED SEPTEMBER 30, 1998

Revenue for the three months ended September 30, 1999 was $155,676,000 compared to $159,404,000 for the three months ended September 30, 1998, a decrease of $3,728,000. The decrease was primarily attributable to the decrease in rental and interest income of $15,211,000. The decrease resulted primarily from asset sales and mortgage repayments over the last year net of the affect of additions to real estate investments made during the same period. This decrease was partially offset by the net increase in rent, royalty and interest income of $10,373,000 from Operating, related to hotel facilities acquired in the La Quinta Merger and the increase in revenue of $216,000 from hotels operated by Realty. These increases are attributable to the inclusion of hotel operations for the three months ended September 30, 1999 compared to the post-acquisition period of July 17, 1998 through September 30, 1998. Other non-recurring revenue for the three months ended September 30, 1999 was $894,000 and represents prepayment fees and lease breakage fees received in conjunction with mortgage repayments and asset sales during the period.

For the three months ended September 30, 1999, total recurring expenses increased by $3,937,000 from $104,973,000 in 1998 to $108,910,000 in 1999.
Interest expense increased $1,777,000 due to increases in the borrowing rate. Depreciation and amortization increased by $3,171,000 which was primarily a result of increased real estate investments and amortization of goodwill from the La Quinta Merger completed on July 17, 1998. General and administrative expenses decreased by $3,442,000 primarily due to state tax savings associated with the legal reformation of certain healthcare subsidiaries in preparation for the separation of the companies. Rental and hotel property operating expenses increased by $2,431,000 primarily due to the inclusion of three months of hotel activity in 1999 compared to the post-acquisition period in 1998 and the acquisition of a medical office building within the last twelve months.

ASSET SALES

During the three months ended September 30, 1999, Realty realized gains on the sale of healthcare real estate assets of $179,000. Sales of healthcare properties were completed pursuant to the Plan and included three assisted living facilities. Realty also sold land held for development on which there was no gain or loss realized. Proceeds of asset sales were used to repay debt prior to maturity and de-lever the balance sheet. During the three months ended September 30, 1998, a loss of $3,620,000 was recorded on securities held for sale.

         MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                        AND SUBSIDIARIES

OTHER EXPENSES

During the three months ended September 30, 1999, other expenses of $7,000 were incurred which related to the Plan. These expenses consisted of professional fees that were incurred.

DISCONTINUED OPERATIONS

Pursuant to the Plan, Realty has classified golf and horseracing activities as discontinued operations for financial reporting purposes. During the three months ended September 30, 1999, a final adjustment was made to reduce the loss on disposal of discontinued operations by $16,282,000. For the three months ended September 30, 1998, Realty has presented income from discontinued operations of $3,535,000 and a provision for loss on disposal of discontinued operations of $172,694,000, which were related to the horseracing and golf segments.

NET INCOME

The resulting net income available for common shareholders, after deducting preferred share dividends, for the three months ended September 30, 1999, was $59,282,000 compared to a net loss of $186,998,000 for the three months ended September 30, 1998. The net income per common share (diluted) for the three months ended September 30, 1999 was $.42 compared to a net loss per common share (diluted) of $1.32 for the three months ended September 30, 1998. The per common share amount increased primarily due to the provisions recorded in the third quarter of 1998 for the loss on disposal of discontinued operations as well as to adjust the carrying value of certain healthcare assets and to record a valuation reserve related to the mortgage portfolio.

NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenue for the nine months ended September 30, 1999 was $471,341,000 compared to $355,845,000 for the nine months ended September 30, 1998, an increase of $115,496,000. Revenue growth was primarily attributable to the net increase in rent, royalty and interest income of $163,044,000 from Operating, related to hotel facilities acquired in the La Quinta Merger and the increase in revenue of $6,573,000 from hotels operated by Realty. These increases are attributable to the inclusion of hotel operations for the nine months ended September 30, 1999 compared to the post-acquisition period of July 17, 1998 through September 30, 1998. These increases were partially offset by the decrease in rental and interest income of $29,871,000. The decrease resulted primarily from asset sales and mortgage repayments over the last year net of the affect of additions to real estate investments made during the same period. Other non-recurring income was $1,750,000 for the nine months ended September 30, 1999 compared to $26,000,000 for the same period in 1998, which arose from lease breakage fees and prepayment and make-whole gains received from the sale of healthcare-owned properties and the repayment of mortgages.

For the nine months ended September 30, 1999, total recurring expenses increased by $151,022,000 from $188,171,000 in 1998 to $339,193,000 in 1999.
Interest expense increased $78,455,000 due to increases in the borrowing rate and in debt outstanding as a result of a new bank facility added in 1998, the acquisitions of La Quinta and Cobblestone, net of amounts repaid from various asset sales made over the past year. Depreciation and amortization increased by $54,548,000 which was primarily a result of increased real estate investments and amortization of goodwill from the La Quinta Merger completed on July 17, 1998. General and administrative expenses decreased by $1,361,000 primarily due to state tax savings associated with the legal reformation of certain healthcare subsidiaries in preparation for the separation of the companies.

Rental and hotel property operating expenses increased by $19,380,000 primarily due to the inclusion of nine months of hotel activity in 1999 compared to the post-acquisition period in 1998 and the management of more medical office buildings in 1999 compared to 1998.

ASSET SALES

During the nine months ended September 30, 1999, Realty realized gains on the sale of healthcare real estate assets of $12,463,000. Sales of healthcare properties were completed pursuant to the Plan and included one rehabilitation facility, one long-term care facility, and 20 assisted living facilities. Realty also sold a hotel and land held for development on which there was no gain or loss realized. Proceeds of asset sales were used to repay debt prior to maturity and de-lever the balance sheet. During the nine months ended September 30, 1998, a loss of $3,620,000 was recorded on securities held for sale.

           MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                              AND SUBSIDIARIES

OTHER EXPENSES

During the nine months ended September 30, 1999, other expenses of $8,712,000 were incurred which related to the Plan. These expenses consisted of approximately $4,907,000 of capitalized debt costs and $1,119,000 of breakage fees associated with swap contracts on repaid debt and approximately $2,686,000 in professional and advisory fees that were incurred.

DISCONTINUED OPERATIONS

Pursuant to the Plan, Realty has classified golf and horseracing activities as discontinued operations for financial reporting purposes. Accordingly, Realty has presented as discontinued operations approximately $32,376,000 of gains on disposal of the golf and horseracing segments during the nine months ended September 30, 1999. Realty has recorded a gain of $25,721,000 related to the sale of the Cobblestone Golf Group, which was sold on March 31, 1999. The horseracing segment was sold on December 10, 1998. During the nine months ended September 30, 1999, a gain of $6,655,000 was recorded which related to an adjustment of the selling price between Realty and Operating. For the nine months ended September 30, 1998, Realty has presented income from discontinued operations of $14,635,000 and a provision for loss on disposal of discontinued operations of $172,694,000, which were related to the horseracing and golf segments.

NET INCOME

The resulting net income available for common shareholders, after deducting preferred share dividends, for the nine months ended September 30, 1999, was $156,461,000 compared to a net loss of $84,361,000 for the nine months ended September 30, 1998. The net income per common share (diluted) for the nine months ended September 30, 1999 was $1.08 compared to a net loss per common share (diluted) of $.72 for the nine months ended September 30, 1998. The per common share amount increased primarily due to the provisions recorded in 1998 for the loss on disposal of discontinued operations as well as to adjust the carrying value of certain healthcare assets and to record a valuation reserve related to the mortgage portfolio.

REALTY -LIQUIDITY AND CAPITAL RESOURCES

Realty earns revenue by (i) leasing its healthcare assets under long-term triple net leases in which the rental rate is generally fixed with annual escalators; (ii) providing mortgage financing for healthcare facilities in which the interest rate is generally fixed with annual escalators subject to certain conditions and (iii) leasing its 232 La Quinta Inns and 70 La Quinta Inn and Suites to Operating. Approximately $1,300,000,000 of Realty's debt obligations are floating rate obligations in which interest rate and related cash flows vary with the movement in LIBOR. The general fixed nature of Realty's assets and the variable nature of a portion of Realty's debt obligations creates interest rate risk. If interest rates were to rise significantly, Realty's interest payments may increase resulting in decreases in net income and funds from operations. To mitigate this risk Realty has entered into interest rate swaps to convert some of their floating rate debt obligations to fixed rate debt obligations. Interest rate swaps generally involved the exchange of fixed and floating rate interest payments on an underlying notional amount. As of September 30, 1999, Realty has $750,000,000 of interest rate swaps outstanding in which Realty pays a fixed rate of 5.70% to the counterparty and receives LIBOR from the counterparty. Accordingly at September 30, 1999, Realty has approximately $525,000,000 of variable debt outstanding which interest rates fluctuates with changes in LIBOR.

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

           MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                              AND SUBSIDIARIES

rent or interest rate, as appropriate, is fixed at the time of such conversion. There is, however, no assurance that Realty will satisfactorily achieve, if at all, the objectives set forth in this paragraph.

On July 17, 1998, Realty entered into a Credit Agreement which provided Realty with up to $2,250,000,000 in credit facilities, replacing Realty's then existing $365,000,000 revolving credit facilities. The Credit Agreement provided for borrowings in four separate Tranches: Tranche A, a $1,000,000,000 revolving loan, amounts of which if repaid may be reborrowed, which matures July 17, 2001; Tranche B, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matured July 17, 1999 and which had a $250,000,000 mandatory principal payment on April 17, 1999; Tranche C, a term loan in the amount of $250,000,000, amounts of which if repaid may not be reborrowed, which matured July 17, 1999 with a six month extension option which management exercised for a fee of 12.5 basis points; and Tranche D, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 2001.

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

On August 16, 1999, Realty repaid $12,500,000 of its notes payable which matured on that date and bore interest at 7.25%.

At September 30, 1999, Realty had approximately $238,745,000 in available borrowings under its revolving tranche commitment. During the calendar year 2000, Realty has approximately $461,000,000 of debt maturing (comprised principally of $250,000,000 maturing in January and $207,000,000 maturing in July 2000). Realty expects to obtain the necessary proceeds to repay these obligations through asset sales and through the capacity available under Realty's revolving tranche commitment. However, there can be no assurance that Realty will be successful in its efforts to repay these obligations as they come due or to meet its other liquidity requirements. As of November 5, 1999, Realty had outstanding borrowings under its revolving tranche commitment of $525,000,000 (8.3% wieghted average rate at November 5, 1999) and capacity for additional borrowing of approximately $268,745,000.

As of September 30, 1999, there were no charges related to the Plan which remained unpaid. Payments made during the quarter included professional and advisory fees and severance paid to former employees.

As of September 30, 1999, Realty's gross real estate investments totaled approximately $5,212,938,000 consisting of 208 long-term care facilities, 137 retirement and assisted living facilities, 34 medical office buildings, one acute care hospital campus, seven other healthcare facilities and 300 hotel facilities in service. At September 30, 1999, Realty was committed to provide additional financing of approximately $50,000,000 relating to one long-term care facility and three assisted living facilities as well as additions to existing facilities in the portfolio.

Realty had shareholders' equity of $2,740,904,000 and debt constituted 50% of Realty's total capitalization as of September 30, 1999.

           MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                              AND SUBSIDIARIES

On October 15, 1999, Realty announced the board of directors voted to declare a quarterly dividend of $0.46 cents per share to shareholders of record on October 29, 1999. This is the fourth dividend payment in 1999 and will be paid on November 15, 1999. The tax status of the 1999 dividends will be determined in January 2000 and will be distributed to shareholders in a 1099-DIV form at that time.

A number of factors will impact Realty's cash flow and taxable income for the year 2000. All of these factors will be considered in establishing Realty's dividend policy for the year 2000. Taking a preliminary look at taxable income for the year 2000, it appears that to maintain Realty's REIT status the current dividend could be reduced by as much as 50%. Consistent with the past practices, in January 2000 the Board will evaluate Realty's dividend policy.

The Companies have an effective shelf registration statement on file with the SEC under which the Companies may issue $1,825,000,000 of securities including shares, preferred stock, debt, series common stock, convertible debt and warrants to purchase shares, preferred shares, debt, series common stock and convertible debt.

Realty believes that various sources of capital, including proceeds from the sale of assets, are adequate to finance operations as well as existing commitments, including the acquisition and/or mortgage financing of certain healthcare facilities, and repayment of the debt maturing within the next twelve months.

INFORMATION REGARDING OPERATORS OF HEALTHCARE ASSETS

As of September 30, 1999, healthcare facilities comprised approximately 49% of Realty's total real estate investments (the "healthcare portfolio"). A private healthcare company and Sun, currently operate approximately 20% of the total real estate investments, or 40% of the healthcare portfolio. Approximately 30% of Realty's total real estate investments (approximately 58% of the healthcare portfolio) are operated by companies in the long-term care sector of the healthcare industry and 10% of Realty's total real estate investments (approximately 22% of the healthcare portfolio) are operated by companies in the assisted living sector of the healthcare industry.

Realty monitors credit risk for its healthcare portfolio by evaluating a combination of publicly available financial information, information provided by the operators themselves and information otherwise available to Realty. The financial condition and ability of these healthcare operators to meet their rental and other obligations will among other things, have an impact on Realty's revenues, net income (loss), funds available from operations and its ability to make distributions to its shareholders. The operations of the long-term care companies have been negatively impacted by changes in Medicare reimbursement rates (PPS), increases in labor costs, increases in their leverage and certain other factors. In addition, any failure by these operators to effectively conduct their operations could have a material adverse effect on their business reputation or on their ability to enlist and maintain patients in their facilities.

Operators of assisted living facilities are experiencing fill-up periods of a longer duration, and are being impacted by concerns regarding the potential of over building, increased regulation and the use of certain accounting practices. Accordingly, many of these operators have pre announced anticipated earnings shortfalls and have experienced a significant decline in their stock prices. These factors have had a detrimental impact on the liquidity of some assisted living operators, which has caused their growth plans to decelerate and may have a negative effect on their operating cash flows.

Citing the effects of changes in government regulation relating to Medicare reimbursement as the precipitating factor, Sun filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 14, 1999. As of September 30, 1999, Realty had a portfolio of 42 properties operated by Sun, which consisted of 38 owned properties with net assets of approximately $318,000,000 and four mortgages with net assets of approximately $31,000,000. During the nine months ended September 30, 1999, income derived from these properties included rental income of $38,000,000 from owned properties and interest income of $3,000,000 from mortgages.

Sun has not formally indicated whether they will accept or reject any of Realty's leases. However, Sun has indicated that they will continue to make lease payments to Realty unless and until such leases are rejected. In the event Sun rejects any of their leases, Realty will have to evaluate whether any of the rejected leases have been impaired. If necessary, Realty has a plan in place to transition and to continue operating any of Sun's properties. If Realty does not receive interest payments related to the mortgages, such mortgages will be put on non-accrual status.

The ultimate outcome of the Sun bankruptcy is not currently predictable and management is not able to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome. It is possible that an unfavorable outcome could

           MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                              AND SUBSIDIARIES

have a material adverse effect on Realty's results of operations in a particular quarter or annual period. However, Realty believes that even if the outcome of the bankruptcy is materially adverse to Realty's results of operations, it should not have a material adverse effect on Realty's financial position.

OPERATING--RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. THREE MONTHS ENDED SEPTEMBER 30,
1998

Operating has derived its revenue primarily from hotel operations since the consummation of the La Quinta Merger on July 17, 1998. Hotel revenues for the three months ended September 30, 1999 were $157,219,000 compared to $123,430,000 for the three months ended September 30, 1998, an increase of $33,789,000 due to the inclusion of hotel operations for the three months ended September 30, 1999 compared to the post-acquisition period of July 17, 1998 through September 30, 1998. Approximately $151,414,000 or 96% of hotel revenues were derived from room rentals during the three months ended September 30, 1999 compared to $118,363,000 and 96% during the three months ended September 30, 1998. Hotel operating revenues generally are measured as a function of the ADR and occupancy percentage. The ADR for the three months ended September 30, 1999 was $61.34 compared to ADR for the three months ended September 30, 1998 of $60.48, an increase of $.86 or 1.4%. Occupancy percentage decreased to 69.4% from 72.5%, a decrease of 3.1 percentage points. RevPAR, which is a product of the occupancy percentage and ADR, decreased 2.9% in the three months ended September 30, 1999 compared to the three months ended September 30,1998. The decrease in RevPAR is primarily due to a greater increase in the supply of available rooms than in demand in the southwest region. The relationship between supply and demand varies by region, however, it has impacted La Quinta to a greater extent than its competitors due to its concentration of hotels in the southwest. The revenue impact of the oversupply of available rooms was partially mitigated by revenue increases resulting from a higher proportion of room rental income from the Inn & Suites hotels as compared to the Inns during the comparable three-month periods. Inn & Suites hotels generally have higher room rental income per night than the Inns.

Other sources of hotel revenues during the three months ended September 30, 1999 include: guest services revenue of approximately $3,373,000, which is derived from charges to guests for long distance service, fax use and laundry service; and approximately $2,031,000 related to meeting and banquet rentals, restaurant rental and management services. Commission revenue of approximately $401,000 was earned on phone, movie and vending services. Interest and other income was $247,000 for the three months ended September 30, 1999 compared to $191,000 for the same period in 1998.

For the three months ended September 30, 1999, total recurring expenses were $156,862,000 compared to $127,364,000 for the three months ended September 30, 1998, an increase of $29,498,000. This increase was primarily attributable to the increase in hotel expenses including an increase in operating expenses of $19,619,000 and a net increase in rent, royalty and interest due to Realty of $10,373,000. This was partially offset by a decrease to general and administrative expenses of $381,000. The decrease in general and administrative expenses includes an increase of $140,000 in overhead for the lodging segment and a decrease of $521,000 in allocated expenses of the paired share structure. The increase in operating expenses, net rent, royalty and interest due to Realty as well as overhead for the lodging segment is attributable to the inclusion of three months of activity in 1999 compared to the post-acquisition period in 1998. The decrease in allocated expenses of the paired share structure is due to the reduction in corporate overhead resulting from the sale of the horseracing and golf businesses. Hotel operating expenses and overhead includes costs associated with the operation such as salaries, wages, utilities, repair and maintenance, credit card discounts and room supplies as well as corporate expenses, such as the costs of general management, office rent, training and field supervision of hotel managers and other marketing and administrative expenses. Depreciation and amortization expense for the three months ended September 30, 1999 was $1,962,000 compared to $2,055,000 for the same period in 1998. Interest due to third parties of $11,000 was incurred during the three months ended September 30, 1999 compared to $31,000 for the same period in 1998.

At September 30, 1999, La Quinta operated 302 hotels (including 232 Inns and 70 Inn & Suites) with approximately 39,000 rooms, compared to 280 hotels (including 233 Inns and 47 Inn & Suites) with approximately 36,000 rooms at the merger date of July 17, 1998.

OTHER EXPENSES

During the three months ended September 30, 1999, Operating recorded $1,018,000 in other expenses. These are costs associated with the reorganization of the lodging division including employee severance and other expenses.

DISCONTINUED OPERATIONS

Pursuant to the Plan, Operating has classified golf and horseracing activities as discontinued operations for financial reporting purposes. During the three months ended September 30, 1999, a final adjustment was made to reduce the loss on disposal of discontinued operations by $362,000, which consisted of a gain on the sale of the Santa Anita Racetrack of $1,086,000 and a loss on the sale of Cobblestone Golf Group of $724,000. For the three months ended September 30, 1998, Operating has presented a loss from

           MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                              AND SUBSIDIARIES

discontinued operations of $2,566,000 and a provision for loss on disposal of discontinued operations of $4,500,000, which were related to the horseracing and golf segments.

NET LOSS

The resulting net income for the three months ended September 30, 1999, was $83,000 compared to a net loss of $11,686,000 for the three months ended September 30, 1998. The net income per common share for the three months ended September 30, 1999 was $.00 compared to a net loss of $.08 for the three months ended September 30, 1998. The per common share amount increased primarily due to the increase in net income related to the hotel operations resulting from the inclusion of three months of activity in 1999 compared to the post-acquisition period in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. NINE MONTHS ENDED SEPTEMBER 30, 1998

Operating has derived its revenue primarily from hotel operations since the consummation of the La Quinta Merger on July 17, 1998. Hotel revenues for the nine months ended September 30, 1999 were $461,670,000 compared to $123,430,000 for the nine months ended September 30, 1999, an increase of $338,240,000, due to the inclusion of hotel operations for the nine months ended September 30, 1999 compared to the post-acquisition period of July 17, 1998 through September 30, 1998. Approximately $443,142,000 or 96% of hotel revenues were derived from room rentals during the nine months ended September 30, 1999 compared to $118,363,000 and 96% during the nine months ended September 30, 1998. Hotel operating revenues generally are measured as a function of the ADR and occupancy percentage. The ADR for the nine months ended September 30, 1999 was $61.15 compared to ADR for the nine months ended September 30, 1998 of $60.86, an increase of $.29 or .5%. Occupancy percentage decreased to 69.9% from 70.6%, a decrease of .7 percentage points. RevPAR, which is a product of the occupancy percentage and ADR, decreased .6% in the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The decrease in RevPAR is primarily due to a greater increase in the supply of available rooms than in demand in the southwest region. The relationship between supply and demand varies by region, however, it has impacted La Quinta to a greater extent than its competitors due to its concentration of hotels in the southwest. The revenue impact of the oversupply of available rooms was partially mitigated by revenue increases resulting from a higher proportion of room rental income from the Inn & Suites hotels as compared to the Inns during the comparable nine month periods. Inn & Suites hotels generally have higher room rental income per night than the Inns.

Other sources of hotel revenues during the nine months ended September 30, 1999 include: guest services revenue of approximately $10,625,000, which is derived from charges to guests for long distance service, fax use and laundry service; and approximately $6,268,000 related to meeting and banquet rentals, restaurant rental and management services. Commission revenue of approximately $1,635,000 was earned on phone, movie and vending services. Interest and other income was $1,898,000 for the nine months ended September 30, 1999 compared to $444,000 for the same period in 1998.

For the nine months ended September 30, 1999, total recurring expenses were $459,282,000 compared to $129,495,000 for the nine months ended September 30, 1998, an increase of $329,787,000. This increase was primarily attributable to the increase in hotel expenses including an increase in operating expenses of $155,712,000, a net increase in rent, royalty and interest due to Realty of $163,044,000 and an increase to general and administrative expenses of the lodging segment of $8,388,000. The increase in general and administrative expenses includes an increase of $8,421,000 in overhead for the lodging segment and a decrease of $33,000 in allocated expenses of the paired share structure. The increase in operating expenses, net rent, royalty and interest due to Realty as well as overhead for the lodging segment is attributable to the inclusion of nine months of activity in 1999 compared to the post-acquisition period in 1998. The decrease in allocated expenses of the paired share structure is due to the reduction in corporate overhead resulting from the sale of the horseracing and golf businesses. Hotel operating expenses and overhead includes costs associated with the operation such as salaries, wages, utilities, repair and maintenance, credit card discounts and room supplies as well as corporate expenses, such as the costs of general management, office rent, training and field supervision of hotel managers and other marketing and administrative expenses. General and administrative expense in the nine months ended September 30, 1998 also includes $1,239,000 of expenses of the paired share structure which were not allocated to the lodging segment as they were incurred prior to the acquisition of La Quinta on July 17, 1998. Depreciation and amortization expense for the nine months ended September 30, 1999 was $6,218,000 compared to $2,458,000 for the same period in 1998. The increase is due to the depreciation and amortization associated with furniture and fixtures and intangible assets acquired in the La Quinta Merger. Interest due to third parties of $153,000 was incurred during the nine months ended September 30, 1999 compared to $31,000 for the same period in 1998.

At September 30, 1999, La Quinta operated 302 hotels (including 232 Inns and 70 Inn & Suites) with approximately 39,000 rooms, compared to 280 hotels (including 233 Inns and 47 Inn & Suites) with approximately 36,000 rooms at the merger date of July 17, 1998.

           MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                              AND SUBSIDIARIES

OTHER EXPENSES

During the first nine months of 1999, Operating recorded approximately $31,516,000 in other expenses.

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

In conjunction with the implementation of the Plan, which included a change in the focus of the lodging division to internal growth, La Quinta management performed a review of the front desk system under development for its lodging facilities, and made a decision to abandon the project. The decision was based primarily on management's intent to integrate the front desk system with new revenue management software, availability of more suitable and flexible externally developed software and a shift in information systems philosophy toward implementation of externally developed software and outsourcing of related support services. A charge of approximately $3,998,000 to write-off certain internal and external software development costs related to the project was recorded in the first quarter of 1999. Operating also incurred approximately $1,500,000 of costs associated with advisory fees related to the separation agreement with Mr. Gosman and $1,018,000 associated with the reorganization of the lodging division including employee severance and other expenses.

DISCONTINUED OPERATIONS

Pursuant to the Plan, Operating has classified golf and horseracing activities as discontinued operations for financial reporting purposes. Accordingly, Operating has presented as discontinued operations approximately $10,863,000 of losses on disposal from the golf and horseracing segments during the nine months ended September 30, 1999. Operating has recorded a loss of $7,169,000 related to the sale of the Cobblestone Golf Group, which was sold on March 31, 1999. The loss includes a final accounting of working capital balances at the sale date. The horseracing segment was sold on December 10, 1998. During the nine months ended September 30, 1999, a loss of $6,655,000 was recorded which related to an adjustment of the selling price between Realty and Operating. This loss was partially offset by a gain of $2,961,000 arising from a final adjustment relating to working capital balances at the sale date. For the nine months ended September 30, 1998, Realty has presented a loss from discontinued operations of $3,914,000 and a provision for loss on disposal of discontinued operations of $4,500,000, which was related to the horseracing and golf segments.

NET LOSS

The resulting net loss for the nine months ended September 30, 1999, was $37,585,000 compared to $14,912,000 for the nine months ended September 30, 1998. The net loss per common share for the nine months ended September 30, 1999 was $.26 compared to $.13 for the nine months ended September 30, 1998. The per common share amount decreased primarily due to other non-recurring expenses incurred in 1999, related to the separation agreement with Mr. Gosman, the write-off of software development costs and the reorganization of the lodging division.

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

On July 17, 1998, Realty entered into a Credit Agreement which provided Realty with up to $2,250,000,000 in credit facilities, replacing Realty's then existing $365,000,000 revolving credit facilities. The Credit Agreement provided for borrowings in four

           MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                              AND SUBSIDIARIES

separate Tranches: Tranche A, a $1,000,000,000 revolving loan, amounts of which if repaid may be reborrowed, which matures July 17, 2001; Tranche B, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matured July 17, 1999 and which had a $250,000,000 mandatory principal payment on April 17, 1999; Tranche C, a term loan in the amount of $250,000,000, amounts of which if repaid may not be reborrowed, which matured July 17, 1999 with a six month extension option which management exercised for a fee of 12.5 basis points; and Tranche D, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 2001.

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

On August 16, 1999, Realty repaid $12,500,000 of its notes payable which matured on that date and bore interest at 7.25%.

As of September 30, 1999, approximately $993,000 in charges related to the Plan remained unpaid. Payments made during the quarter included professional and advisory fees and severance paid to former employees.

Operating had shareholders' equity of $36,958,000 as of September 30, 1999.

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

           MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                              AND SUBSIDIARIES

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

ASSESSMENT. The Companies have completed an assessment of their internally and externally developed computer information systems. Operating has obtained written verification from significant vendors to the effect that externally developed computer information systems acquired from such vendors correctly distinguish dates before the Year 2000. In addition, the Companies have engaged outside consultants to review the plan and assessment. Realty has verified to the best of its knowledge that all of its internal systems and material vendors are Year 2000 compliant and has obtained written verification from most of its healthcare operators.

The Companies have completed their evaluation and assessment of their other electronic systems that include embedded technology, such as telecommunications, security, HVAC, elevator, fire and safety systems. The Companies are aware that such systems contain embedded chips that are often difficult to identify and test and may require complete replacement because they cannot be repaired. Failure of the Companies to identify or remediate any embedded chips (either on an individual or aggregate basis) on which significant business operations depend, such as phone systems, could have a material adverse impact on the Companies' business, financial condition and results of operations. The Companies have funded capital expenditures for upgraded equipment and software as necessary. In addition to the Companies' systems and those of its vendors and suppliers, there exist others that could have a material impact on the Companies' businesses if not Year 2000 compliant. Such systems could affect airline operations and other segments of the lodging and travel industries. These systems are outside of the Companies' control and their compliance is not verifiable by the Companies.

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

REMEDIATION. Operating's primary uses of software systems are the hotel reservation and front desk system, accounting, payroll and human resources software. Upgrades to the hotel reservation system to address Year 2000 compliance issues were installed and implemented during the fourth quarter of 1997 through the second quarter of 1998. Testing of various airline interfaces with the hotel reservation system was completed by December 1998. Operating has implemented a new hotel front desk system for which it has obtained assurance that the system is Year 2000 compliant. Operating anticipates completion of implementation of this system at all of its hotels by mid-November 1999. Operating has written and tested a manual hotel operating contingency plan to be used in the event a Year 2000 compliance issue arises with respect to the new front desk system. The use of this contingency plan at a small number of hotels is not anticipated to create material disruption to the Companies. Operating has engaged outside consultants to assist in this process with respect to certain Year 2000 compliance efforts. Operating has implemented Year 2000 compliant upgrades to the existing accounting, payroll and human resource systems.

TESTING. To attempt to confirm that their computer systems are Year 2000 compliant, the Companies performed limited testing of their computer information systems and their other computer systems that do not relate to information technology but include embedded technology. These tests did not produce Year 2000 compliance problems. The Companies will also rely on the written verification received from each vendor of their computer systems that the relevant system is Year 2000 compliant. Nevertheless, there can be no assurance that the computer systems on which the Companies' business relies will correctly distinguish dates before the Year 2000 from dates in and after the Year 2000. Any such failures could have a material adverse effect on the Companies' business, financial condition and results of operations.

IMPLEMENTATION. The Companies have completed implementation of Year 2000 compliant software and software upgrades.

COSTS TO ADDRESS THE COMPANIES' YEAR 2000 ISSUES. The Companies budgeted $1,650,000 for the cost of repairing, updating and replacing their standard computer information systems. The Companies currently expect that the installation of above mentioned upgrades and software will cost approximately $1,300,000 and as of October 20, 1999, the Companies have spent approximately $600,000 in connection therewith. In addition, the Companies expect that they will spend approximately $300,000 to address other Year 2000 related issues, including upgrades of certain systems with embedded technology. Because the Companies' Year 2000 assessment is ongoing and additional funds may be required as a result of future findings, the Companies are not currently able to estimate the final aggregate cost of addressing the Year 2000 issue. While these efforts will involve additional costs, the Companies believe, based on available information, that these costs will not have a material adverse effect on their business, financial condition or

           MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                              AND SUBSIDIARIES

results of operations. The Companies expect to fund the costs of addressing the Year 2000 issue from cash flows resulting from operations.

RISKS PRESENTED BY YEAR 2000 ISSUES. At this time the Companies have not identified any specific business functions that will suffer material disruption as a result of Year 2000 related events. It is possible, however, that the Companies may identify business functions in the future that are specifically at risk of Year 2000 disruption. The absence of any such determination at this point represents only the Companies' current status of evaluating potential Year 2000 related problems and facts presently known to the Companies, and should not be construed to mean that there is no risk of Year 2000 related disruption.

Moreover, due to the unique and pervasive nature of the Year 2000 issue, it is impracticable to anticipate each of the wide variety of Year 2000 events, particularly outside of the Companies, that might arise in a worst case scenario which might have a material adverse impact on the Companies' business, financial condition and results of operations.

THE COMPANIES' CONTINGENCY PLANS. The Companies have not identified any specific business function that will be materially at risk of significant Year 2000 related disruptions. However, the Companies have developed detailed contingency plans specific to Year 2000 problems. As a part of their contingency planning, the Companies have analyzed the most reasonably likely worst-case scenario that could result from Year 2000-related failures. Failures by third parties to achieve Year 2000 compliance might result in short-term disruptions in travel patterns, and potential temporary disruptions in the supply of utility, telecommunications and financial services, most likely regional or local in scope. These events could cause temporary disruptions in the operations of hotel properties, and/or lead travelers to postpone travel, or to cancel travel plans, thereby affecting lodging patterns and occupancy.

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

           MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                              AND SUBSIDIARIES

PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On October 7, 1999, Realty acquired, through a merger of one of its subsidiaries, all of the ourstanding common stock, par value $1.00 per share, of TeleMatrix, Inc., a Florida corporation ("TeleMatrix"). As the merger consideration, Realty issued, pursuant to Regulation D under the Securities Act of 1933, as amended, 1,000 shares of 9% Series B Cumulative Redeemable Convertible Preferred Stock, par value $.10 per share (the "Series B Preferred Stock"), to the sole shareholder of TeleMatrix. Each share of Series B Preferred Stock has a liquidation preference of $25,000 and may be converted at the option of the holder thereof into 2,680 Paired Shares (subject, if applicable, to adjustment in the event of stock splits, stock dividends, recapitalizations and similar changes in Realty's capital stock) on or after the earlier of (i) October 7, 2004 or (ii) the first day that dividends on any shares of Series B Preferred Stock shall be in arrears for six or more quarters, whether or not consecutive.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

At the Annual Meeting of Shareholders of Meditrust Corporation and Meditrust Operating Company held on July 8, 1999, the recorded vote for each of the following matters submitted to the shareholders of the Companies was as follows:

1. Election of Directors of Meditrust Corporation: James P. Conn, Stephen E. Merrill and Thomas M. Taylor were nominated and duly elected to hold office as Directors of Meditrust Corporation, each to serve a term of three years and until their successors are duly elected and qualified, by the number of votes set forth opposite each person's name as follows:

              James P. Conn                      124,359,450
              Stephen E. Merrill                 124,302,541
              Thomas M. Taylor                   124,193,931

The following persons continued as Directors of Meditrust Corporation following the meeting:

              David F. Benson
              Nancy G. Brinker
              Edward W. Brooke
              John C. Cushman, III
              C. Gerald Goldsmith
              Thomas J. Magovern

2. Election of Directors of Meditrust Operating Company: Stephen E. Merrill and Thomas M. Taylor were nominated and duly elected to hold office as Directors of Meditrust Operating Company, each to serve a term of three years and until their successors are duly elected and qualified, by the number of votes set forth opposite each person's name as follows:

              Stephen E. Merrill                 124,315,288
              Thomas M. Taylor                   124,222,682

The persons listed below continued as Directors of Meditrust Operating Company following the meeting:

              William C. Baker
              David F. Benson
              Nancy G. Brinker
              William G. Byrnes
              C. Gerald Goldsmith
              Thomas J. Magovern

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
No.                                Description
-------                            -----------

3.1 Restated Certificate of Incorporation of Meditrust Corporation (incorporated by reference to Exhibit 3.2 to Joint Registration Statement on Form S-4 of Meditrust Corporation and Meditrust Operating Company (File Nos. 333-47737 and 333-47737-01));
3.2 Amended and Restated By-laws of Meditrust Corporation (incorporated by reference to Exhibit 3.5 to Joint Registration Statement on Form S-4 of Meditrust Corporation and Meditrust Operating Company (File Nos. 333-47737 and 333-47737-01));
3.3 Restated Certificate of Incorporation of Meditrust Operating Company filed with the Secretary of State of Delaware on March 2, 1998 (incorporated by reference to Exhibit 3.4 to Joint Registration Statement on Form S-4 of Meditrust Corporation and Meditrust Operating Company (File Nos. 33-47737 and 333-47737-01));
3.4 Amended and Restated By-laws of Meditrust Operating Company (incorporated by reference to Exhibit 3.6 to Joint Registration Statement on Form S-4 of Meditrust Corporation and Meditrust Operating company (File Nos. 333-47737 and 333-47737-01));
3.5 Certificate of Amendment of Restated Certificate of Incorporation of Meditrust Corporation filed with the Secretary of State of Delaware on July 17, 1998 (incorporated by reference to exhibit 3.8 to the Joint Quarterly Report on Form 10-Q for the quarter ended September 30, 1998);
3.6 Certificate of Amendment of Restated Certificate of Incorporation of Meditrust Operating Company filed with the Secretary of State of Delaware on July 17, 1998 (incorporated by reference to exhibit 3.9 to the Joint Quarterly Report on Form 10-Q for the quarter ended September 30, 1998);
4.1 Certificate of Designation for the 9% Series A Cumulative Redeemable Preferred Stock of Meditrust Corporation filed with the Secretary of State of Delaware on June 12, 1998
4.2 Certificate of Designation for the 9% Series A Cumulative Redeemable Preferred Stock of Meditrust Corporation filed with the Secretary of State of Delaware on June 12, 1998 (incorporated by reference to Joint Current Report on Form 8-K of the Companies, event date June 10, 1998); (incorporated by reference to Joint Current Report on Form 8-K of the Companies, event date June 10,1998);

                 MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                    AND SUBSIDIARIES


27       Financial Data Schedule;


(b) Reports on Form 8-K. During the quarter ended September 30, 1999, the Companies filed the following Current Reports on Form 8-K: None

               MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                               AND SUBSIDIARIES


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                               MEDITRUST CORPORATION

November 12, 1999              /s/ Laurie T. Gerber
                               --------------------

                               Laurie T. Gerber
                               Chief Financial Officer

                               Meditrust Operating Company

November 12, 1999              /s/ William C. Baker
                               --------------------

                               William C. Baker
                               Interim President and
                               Interim Treasurer