Form 10-K
period 1999-12-31
MEDITRUST CORP; MEDITRUST OPERATING CO
filed 2000-02-29
CIK 314661, 313749

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

   /X/     JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE
                            TRANSITION PERIOD FROM TO

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

                         DELAWARE                                                     DELAWARE
               (State or other jurisdiction                                (State or other jurisdiction of
             of incorporation or organization)                             incorporation or organization)
                        95-3520818                                                   95-3419438
           (I.R.S. Employer Identification No.)                         (I.R.S. Employer Identification No.)

                197 FIRST AVENUE, SUITE 300                                  197 FIRST AVENUE, SUITE 100
                  NEEDHAM, MASSACHUSETTS                                       NEEDHAM, MASSACHUSETTS
                        02494-9127                                                   02494-9127
(Address of principal executive offices including zip code)  (Address of principal executive offices including zip code)

                      (781) 433-6000                                               (781) 453-8062
   (Registrant's telephone number, including area code)         (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       TITLE OF EACH CLASS AND NAME OF EACH EXCHANGE             TITLE OF EACH CLASS AND NAME OF EACH EXCHANGE
                    ON WHICH REGISTERED                                       ON WHICH REGISTERED
------------------------------------------------------------  ---------------------------------------------------
                Common Stock $.10 Par Value,                             Common Stock $.10 Par Value,
                  New York Stock Exchange                                   New York Stock Exchange
            9% Convertible Debentures due 2002,
                  New York Stock Exchange
           71/2% Convertible Debentures due 2001,
                  New York Stock Exchange
                   7.375% Notes due 2000,
                  New York Stock Exchange
                    7.6% Notes due 2001,
                  New York Stock Exchange
    Cumulative Redeemable Preferred Stock represented by
               depository shares representing
       1/10th of a share of Series A Preferred Stock,
                  New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        None                        None
                         ------------------------------

    Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. / /

    Aggregate market value of the paired voting stock of Meditrust Corporation and of Meditrust Operating Company held by non-affiliates as of February 4, 2000 was $485,429,000. The number of shares of common stock, par value $.10 per share, outstanding as of February 4, 2000 for Meditrust Corporation was 142,520,988 and Meditrust Operating Company was 141,215,611.

    The following documents are incorporated by reference into the indicated Part of this Form 10-K.

DOCUMENT                                                        PART
--------                                                      --------
Definitive Proxy Statement for the 2000 Annual Meeting of
  Shareholders, to be filed pursuant to Regulation 14A......  III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    CERTAIN MATTERS DISCUSSED HEREIN MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. THE MEDITRUST COMPANIES (THE "COMPANIES"), CONSISTING OF MEDITRUST CORPORATION ("REALTY") AND MEDITRUST OPERATING COMPANY ("OPERATING"), INTEND SUCH FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS, AND ARE INCLUDING THIS STATEMENT FOR PURPOSES OF COMPLYING WITH THESE SAFE HARBOR PROVISIONS. ALTHOUGH THE COMPANIES BELIEVE THE FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, THE COMPANIES CAN GIVE NO ASSURANCE THAT THEIR EXPECTATIONS WILL BE ATTAINED. ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN OR CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND REAL ESTATE CONDITIONS, THE CONDITIONS OF THE CAPITAL MARKETS IN GENERAL, THE IDENTIFICATION OF SATISFACTORY PROSPECTIVE BUYERS FOR HEALTHCARE RELATED ASSETS OF THE COMPANIES' AND THE AVAILABILITY OF FINANCING FOR SUCH PROSPECTIVE BUYERS, THE AVAILABILITY OF FINANCING FOR THE COMPANIES' CAPITAL INVESTMENT PROGRAM, INTEREST RATES, COMPETITION FOR HOTEL SERVICES AND HEALTHCARE FACILITIES IN A GIVEN MARKET, THE ENACTMENT OF LEGISLATION FURTHER IMPACTING THE COMPANIES' STATUS AS A PAIRED SHARE REAL ESTATE INVESTMENT TRUST ("REIT") OR REALTY'S STATUS AS A REIT, THE FURTHER IMPLEMENTATION OF REGULATIONS GOVERNING PAYMENTS TO, AS WELL AS THE FINANCIAL CONDITION OF, OPERATORS OF REALTY'S HEALTHCARE RELATED ASSETS, INCLUDING THE FILING FOR PROTECTION UNDER THE US BANKRUPTCY CODE BY ANY OPERATORS OF THE COMPANIES HEALTHCARE ASSETS, THE IMPACT OF THE PROTECTION OFFERED UNDER THE US BANKRUPTCY CODE FOR THOSE OPERATORS WHO HAVE ALREADY FILED FOR SUCH PROTECTION, AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE FILINGS OF REALTY AND OPERATING WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"), INCLUDING, WITHOUT LIMITATION, THOSE RISKS DESCRIBED IN THE SECTION OF THIS JOINT ANNUAL REPORT ON FORM 10-K ENTITLED "CERTAIN FACTORS YOU SHOULD CONSIDER" BEGINNING ON PAGE 66 HEREOF.

ITEM 1. BUSINESS

                            THE MEDITRUST COMPANIES

GENERAL

    The Meditrust Companies consist of two separate companies, Meditrust Corporation ("Realty") and Meditrust Operating Company ("Operating"), whose shares of common stock trade as a single unit (symbol MT) on the New York Stock Exchange (the "NYSE") under a stock pairing arrangement. Realty is a REIT and Operating is a taxable corporation. Realty and Operating were each incorporated in the State of Delaware in 1979. As used herein, the terms "Realty" and "Operating" include wholly owned subsidiaries of Realty and Operating unless the context requires otherwise. References to "The Meditrust Companies" or "Companies" refer to Realty and Operating, collectively. This document constitutes the Joint Annual Report on Form 10-K for both Realty and Operating.

    The Meditrust Companies maintain an organizational structure called a "paired share structure." This structure permits the shares of common stock of both companies to trade and to be transferable as a single unit. A predecessor of Realty ("Meditrust's Predecessor"), which was organized as a Massachusetts business trust and was known as "Meditrust", acquired the paired share structure in 1997 by acquiring, together with an affiliate of Meditrust's Predecessor, Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company (collectively, the "Santa Anita Companies"). The Santa Anita Companies had operated under the paired share structure since 1979. The paired share structure permitted the shareholders of The Meditrust Companies to enjoy the economic benefits of owning a company that owns and leases real estate, namely Realty, and a company that operates a business that uses real estate, namely Operating. The benefits attributable to future use of the paired share structure have been limited, however, by federal legislation which was adopted in July 1998. A more detailed discussion of this legislation can be found on page 2 herein.

REALTY

    At December 31, 1999, Realty's real estate investments were in two principal areas: healthcare related real estate and hotels. As a REIT, Realty is not permitted to operate the businesses conducted at or with the real estate that it owns, rather, Realty must lease its properties to the operators of the businesses. In the case of its healthcare related real properties, Realty either leases facilities that it owns or invests in, or provides financing to, third-party operators principally of long-term care (skilled nursing), retirement and assisted living facilities and medical office buildings. In the case of its hotels, Realty owns, maintains leasehold interest in or invests in real estate that it leases to Operating. As more fully described below, Operating operates the lodging business conducted on the lodging related real estate that it leases from Realty.

OPERATING

    Operating operates the lodging related real estate owned or leased by Realty. Operating does not conduct any activities related to Realty's healthcare related real estate. Operating's business is conducted under the La Quinta-Registered Trademark- brand name and is headquartered in Dallas, Texas. As more fully described below, the La Quinta-Registered Trademark- brand name, hotels and operations were acquired by The Meditrust Companies in July 1998.

DIVISIONS

    The Meditrust Companies conduct their businesses and make their investments through two principal divisions: healthcare related real estate and hotels. As described above, Operating does not conduct any operations in the healthcare related real estate business. Rather, this division, which is headquartered in Needham, Massachusetts at the Companies' corporate headquarters, is conducted solely through Realty. The lodging business, which is conducted through the La Quinta-Registered Trademark- division, consists of real estate assets owned by Realty and operations performed by Operating.

    HEALTHCARE--At January 31, 2000, Realty owns, invests in and provides financing for 318 geographically dispersed healthcare facilities operated by approximately 25 different third-party operators. As described below, during 1998, 1999, and into 2000, Realty has been selling its interests in certain healthcare related properties.

    LODGING--The Companies' lodging business is conducted under the La Quinta-Registered Trademark- brand name. At January 31, 2000, the La Quinta-Registered Trademark- division owns and operates an aggregate of 230 La Quinta-Registered Trademark- Inns and 70 La Quinta-Registered Trademark- Inn & Suites in 28 states with over 39,000 hotel rooms. La
Quinta-Registered Trademark- is a recognized brand name in the mid-priced lodging segment that appeals to many business travelers. Realty acquired La Quinta Inns, Inc. and its subsidiaries and its unincorporated partnership and joint venture entities (collectively, "La Quinta") on July 17, 1998 by merging La Quinta Inns, Inc. into Realty (the "La Quinta Merger").

    La Quinta, which is a fully-integrated lodging company that focuses on the ownership, operation and development of mid-priced hotels in the western and southern regions of the United States, has continued to operate as an independent division of the Companies from its headquarters, which was moved from San Antonio, Texas to Dallas, Texas in August, 1999.

    Additional segment information can be found in the financial statements and the notes thereto appearing elsewhere in this Joint Annual Report on Form 10-K.

BACKGROUND--NOVEMBER 1998 COMPREHENSIVE RESTRUCTURING PLAN

    The Meditrust Companies consummated the acquisition of Cobblestone
Holdings, Inc. (the "Cobblestone Merger") and the La Quinta Merger on May 29, 1998 and July 17, 1998, respectively. On July 22, 1998, the President of the United States signed into law the Internal Revenue Service Restructuring and Reform Act of 1998 (the "Reform Act"), which limited the Companies' ability to continue to grow through the use of the paired share structure. While the Companies' use of the paired share structure in connection with the Cobblestone Merger and the La Quinta Merger were each "grandfathered" under the Reform Act, the ability to continue to use the paired share structure to acquire real estate and the operating businesses conducted with the real estate assets (including in the golf and lodging industries) was substantially limited. In addition, during the summer of 1998 and thereafter, the debt and equity capital markets available to REITs generally, and healthcare and lodging REITs specifically, deteriorated, thus limiting the Companies' access to cost-efficient capital.

    During the third and fourth quarters of 1998, the Companies performed an analysis of the impact of the Reform Act, the Companies' limited ability to access the capital markets and the operating strategy of the Companies' existing businesses. This analysis included advice from outside professional advisors and presentations by management on the different alternatives available to the Companies. The analysis culminated in the development of a comprehensive restructuring plan (the "1998 Plan") designed to strengthen the Companies' financial position and clarify its investment and operating strategy by focusing on the Companies' healthcare and lodging business segments. The Plan was announced on November 12, 1998 and included the following component parts:

    - Pursue the separation of the Companies' primary businesses, healthcare and lodging, by creating two separately traded publicly listed REITs. The Companies intend to spin-off the healthcare financing business into a stand-alone REIT;

    - Continue to operate the Companies' healthcare and lodging businesses using the existing paired-share REIT structure until the healthcare spin-off takes place;

    - Sell more than $1 billion of non-strategic assets, including the portfolio of golf-related real estate and operating properties (the "Cobblestone Golf Group"), the Santa Anita Racetrack and approximately $550 million of healthcare properties;

    - Use the proceeds from these asset sales to achieve significant near-term debt reduction;

    - Settle fully the Companies' forward equity issuance transaction ("FEIT") with certain affiliates of Merrill Lynch & Co.; and

    - Reduce capital investments to respond to current operating conditions in each industry.

    During the latter part of 1998 and throughout 1999, the Companies implemented the various parts of the 1998 Plan including:

    - The sale of more than $1.4 billion of assets, including the Cobblestone Golf Group, the Santa Anita Racetrack and approximately $820 million of healthcare properties;

    - The repayment of more than $625 million in debt;

    - The full settlement of the FEIT; and

    - The realignment of capital investments to respond to the current operating environment in the healthcare and lodging industries.

    The Companies also endeavored to separate its healthcare and lodging businesses. However, the ability to separate these businesses was contingent on the ability of each business to obtain a separate credit facility. The ability to obtain separate credit facilities was hindered by the capital markets heightened uncertainty surrounding both the long-term healthcare and mid-priced lodging industries. The Companies' boards of directors continued to evaluate the Companies' businesses and the capital market's response to these businesses. As a result, the boards considered the Companies' alternatives and, after such consideration, adopted a reorganization plan that is no longer focused on the separation of the businesses and the spin-off of the healthcare business.

RECENT DEVELOPMENTS--ADOPTION OF FIVE POINT PLAN OF REORGANIZATION

    On January 28, 2000, the Companies announced that their boards of directors had approved a five-point plan of reorganization (the "Five Point Plan"). The reorganization plan provides for:

    - an orderly disposition of a significant portion of healthcare assets;

    - suspension of the REIT common share dividend;

    - expectation of the declaration of the minimum dividend required to maintain REIT status in December 2000;

    - substantial reduction in debt; and

    - future disciplined investment in the lodging division.

    The intent of the Five Point Plan is to improve the overall financial condition of the Companies by substantially deleveraging the balance sheet. The Five Point Plan takes advantage of the Companies' demonstrated ability to sell healthcare assets and use the proceeds from these sales to repay debt obligations. Also, the suspension of the common dividend will provide additional funds to repay debt and strengthen the Companies' balance sheet. These actions will permit the Companies, when appropriate, to make disciplined investments to position its lodging division to benefit from improving industry trends when the supply/demand imbalance in its sector begins to moderate.

DIVESTITURE OF HEALTHCARE ASSETS

    Consistent with the Five Point Plan, the Companies intend to implement an orderly disposition of a significant portion of its healthcare assets. It is anticipated that the proceeds generated from the sales of these assets will be used to repay debt and substantially deleverage the Companies' balance sheet. A number of factors have negatively impacted the long-term care (skilled nursing) and assisted living sectors of the healthcare industry. These include the federal government's shift to a Medicare prospective payment system in the skilled nursing industry, increased labor costs, fill-up periods of longer duration for assisted living facilities, increased regulation and tighter and more costly capital markets for both healthcare operating and financing companies. These factors have caused investment spreads to narrow and have caused a significant decline in the growth rate in the assisted living and nursing home industries. Therefore, a decision has been made to reduce the Companies' investment in healthcare assets and focus its resources on its lodging division. As of December 31, 1999, the Companies' healthcare portfolio had a book value of approximately $2.2 billion. As part of the 1998 Plan and the Five Point Plan, the Companies have generated gross proceeds from the sale of healthcare assets which have permitted them to repay over $625 million of term debt.

DIVIDEND

    As part of the Five Point Plan, Realty suspended the payment of its common share dividend. The suspension of the common share dividend will provide additional liquidity to the Companies. Realty's common share dividend amounted to approximately $65 million per quarter in 1999. The additional funds available to the Companies as a result of the suspension of the common share dividend will be used for debt repayment or, when appropriate, future disciplined lodging investments consistent with the Five Point Plan.

    Realty expects that its board of directors will declare the minimum dividend, if any, required to maintain its REIT status in December 2000, which will equal at least 95% of Realty's ordinary taxable income for the year ending December 31, 2000. The timing and amount of the sales of the healthcare assets as well as the operating results of both the healthcare and lodging divisions, during the year 2000, will impact any minimum dividend required to maintain Realty's REIT status. Realty expects that the 9% dividend for the Series A preferred stock will continue to be declared and paid quarterly.

DEBT REPAYMENT

    The Five Point Plan contemplates that the funds generated from the sale of healthcare assets and the available funds from the suspension of the common share dividend will permit the Companies to repay a significant amount of debt to substantially deleverage its balance sheet. The Companies have approximately $210 million in debt that matures in 2000 and approximately $1.4 billion in debt that matures in 2001. The Companies intend to repay $210 million of term debt that matures in July 2000 through a combination of availability under its revolving credit facility and the proceeds from the sale of healthcare related assets. As previously announced on December 30, 1999, the Companies repaid
$250 million of its term debt that would have otherwise matured on January 17, 2000.

FUTURE DISCIPLINED LODGING INVESTMENT

    As part of its Five Point Plan of reorganization, the Companies intend to focus on enhancing the long-term growth potential of its lodging division. Although La Quinta continues to be impacted by the supply/demand imbalance in the mid-priced lodging segment, the Companies believe that by focusing on internal growth and improving the efficiency of operations, the lodging division will be positioned to benefit from improving industry trends when the supply/demand imbalance begins to moderate. Given the long-term upside potential in the sector, when deemed appropriate, some of the funds generated from the healthcare divestitures and dividend suspension will be targeted for the disciplined investment in the lodging division.

MANAGEMENT

    The Companies' boards of directors are continuing their search for candidates with significant lodging industry experience to fill the position of chief executive officer in the reorganized Companies and are working with a professional search firm to assist in this process.

CAPITAL TRANSACTIONS

FORWARD EQUITY TRANSACTION

    During February 1998, the Companies entered into the FEIT with certain affiliates of Merrill Lynch & Co., Inc. (together with its agent and successor in interest, "MLI") pursuant to which MLI purchased shares of capital stock of the Companies which were ultimately converted into paired shares. The FEIT was designed to mature one year after issuance and provided MLI the right to sell sufficient paired shares (including the shares originally purchased) to provide MLI with a guaranteed return. The FEIT also included a purchase price adjustment mechanism which, from time to time, resulted in the issuance of additional paired shares to MLI as a result of declines in the paired shares' market price.

    After announcing in November 1998 that the Companies intended to settle fully the FEIT during December 1998, the Companies repurchased all of the paired shares issued pursuant to the purchase price adjustment mechanism, as well as some of the paired shares originally sold to MLI resulting in a reduction of the Companies FEIT obligation from $277,000,000 to $120,000,000.

    On March 10, 1999, the Companies entered into an agreement with MLI to use the proceeds from the sale of Cobblestone Golf Group in excess of $300 million to purchase all or a portion of the remaining 6,865,000 paired shares originally issued to MLI in the FEIT. On April 1, 1999, the Companies fully settled the FEIT by paying MLI $89,840,000 for the repurchase of the remaining 6,865,000 paired shares.

SERIES B PREFERRED STOCK

    On October 7, 1999, Realty issued 1,000 shares of 9% Series B Cumulative Redeemable Convertible Preferred Stock, par value $.10 per share (the "Series B Preferred Stock") to the sole shareholder of

Telematrix, Inc. ("Telematrix"), a Florida corporation which provides certain telecommunications services to, among others, the lodging industry for all of the common stock, par value $1.00 per share, of Telematrix.

CREDIT AGREEMENT

    During July 1998, Realty entered into an unsecured bank facility (the "Credit Facility") in an amount of $2,250,000,000. Subsequently in November 1998, and again in March 1999, the Credit Facility was amended. Also during 1999, $750,000,000 of the Credit Facility's principal was permanently repaid. At December 31, 1999, the Credit Facility consisted of two tranches--Tranche A, a revolving credit facility with total borrowing availability of $850,000,000, and Tranche D, a $500,000,000 term loan. The Credit Facility matures on July 17, 2001 and bears interest at the prime rate plus 2.0% (or "Base Rate"), or LIBOR plus 2.875% and is secured by a pledge of all of the Companies' subsidiaries' capital stock.

    Of the $850,000,000 revolving tranche, $146,000,000 was available at December 31, 1999, with interest at the Base Rate (10.5%) or LIBOR plus 2.875% (9.375% at December 31, 1999). As of February 7, 2000, $266,000,000 was
available on the revolving tranche.

SHELF REGISTRATION STATEMENT

    The Companies have an effective shelf registration statement on file with the SEC under which the Companies may issue up to $1,825,000,000 of securities including common stock, preferred stock, debt, series common stock, convertible debt and warrants to purchase common stock, preferred stock, debt, series common stock and convertible debt.

    The Companies believe that various sources of capital available over the next twelve months are adequate to finance pending real estate commitments, mortgage financings and dividends. Over the next twelve months, if and when the Companies identify appropriate investment opportunities, they may raise additional capital through the sale of assets, common or preferred shares, the issuance of additional long-term debt or through a securitization transaction.

CAPITAL REQUIREMENTS AND AVAILABILITY OF FINANCING

    The Companies' business is capital intensive, and it will have significant capital requirements in the future. The Companies' leverage could affect its ability to obtain financing in the future or to undertake refinancings on terms and subject to conditions deemed acceptable by the Companies. In the event that the Companies' cash flow and working capital are not sufficient to fund the Companies' expenditures or to service its indebtedness, it would be required to raise additional funds through the sale of additional equity securities, the refinancing of all or part of its indebtedness, the incurrence of additional permitted indebtedness or the sale of assets. There can be no assurance that any of these sources of funds would be available in amounts sufficient for the Companies to meet its obligations. Moreover, even if the Companies were able to meet its obligations, its leveraged capital structure could significantly limit its ability to finance its capital expenditures, to compete effectively or to operate successfully under adverse economic conditions. Additionally, financial and operating restrictions contained in the Companies' existing indebtedness may limit the Companies' ability to secure additional financing, and may prevent the Companies from engaging in transactions that might otherwise be beneficial to the Companies and to holders of the Companies' common stock. The Companies' ability to satisfy its obligations will also be dependent upon its future performance, which is subject to prevailing economic conditions and financial, business and other factors beyond the Companies' control.

SHORT-TERM INVESTMENTS

    The Companies invest its cash in certain short-term investments during interim periods between the receipt of revenues and payment of obligations and dividends. Cash not invested in facilities may be invested in interest-bearing bank accounts, certificates of deposit, short-term money-market securities, short-term United States government securities, mortgage-backed securities guaranteed by the Government National Mortgage Association, mortgages insured by the Federal Housing Administration or guaranteed by the Veterans Administration, mortgage loans, mortgage loan participations, and certain other similar investments. The Companies' ability to make certain of these investments may be limited by tax considerations. The Companies' return on these short-term investments may be more or less than its return on real estate investments.

BORROWING POLICIES

    The Companies may incur additional indebtedness when, in the opinion of the boards, it is advisable. For short-term purposes, the Companies may, from time to time, negotiate lines of credit, arrange for other short-term borrowings from banks or others or issue commercial paper. The Companies may arrange for long-term borrowing from banks, insurance companies, public offerings or private placements to institutional investors.

    In addition, the Companies may incur mortgage indebtedness on real estate which it has acquired through purchase, foreclosure or otherwise. When terms are deemed favorable, the Companies may invest in properties subject to existing loans or mortgages. The Companies also may obtain financing for unleveraged properties in which it has invested or may refinance properties acquired on a leveraged basis. There is no limitation on the number or amount of mortgages which may be placed on any one property, but overall restrictions on mortgage indebtedness are provided under documents pertaining to certain existing indebtedness.

LEGISLATIVE DEVELOPMENTS

    The Ticket to Work and Work Incentives Improvement Act of 1999 (the "Act"), signed into law by the President of the United States on December 17, 1999, has modified certain provisions of federal income tax law applicable to REITs. All of the changes described below will be effective with respect to the Companies beginning after the year ending December 31, 2000. These changes include new rules permitting a REIT to own up to 100% of the stock of a corporation (a "taxable REIT subsidiary"), taxable as a C corporation, that may provide non-customary services to the REIT's tenants and may engage in certain other business activities. The taxable REIT subsidiary, however, cannot directly or indirectly operate or manage a lodging or healthcare facility. Although the taxable REIT subsidiary may lease a lodging facility (i.e., a hotel) from the REIT (provided no gambling revenues were derived from the hotel or on its premises), with the lodging facility operated by an "eligible independent contractor," such eligible independent contractor must be actively engaged in the trade or business of operating lodging facilities for persons or entities unrelated to the REIT. On account of the foregoing restrictions imposed on the use of taxable REIT subsidiaries in the case of lodging and healthcare facilities, the opportunity for the Companies to make use of taxable REIT subsidiaries will be limited.

    The Act also replaces the former rule permitting a REIT to own more than 10% of a corporate subsidiary by value, provided its ownership of the voting power is limited to 10% (a "decontrolled subsidiary"), with a new rule prohibiting a REIT from owning more than 10% of a corporation by vote or value, other than a taxable REIT subsidiary (described above) or a "qualified REIT subsidiary" (a wholly owned corporate subsidiary that is treated as part of the REIT for all federal income tax purposes). Existing decontrolled subsidiaries are grandfathered, but will lose such status if they engage in a substantial new line of business or acquire any substantial new asset after July 12, 1999, other than pursuant to a contract binding on such date and at all times thereafter prior to acquisition. Accordingly, and taking into account the Companies' general inability to utilize taxable REIT subsidiaries, the Act severely limits the ability of Realty to own substantial ownership interests in taxable corporate subsidiaries. Direct ownership by Realty of assets that otherwise would be held in a decontrolled subsidiary may not be possible without disqualifying Realty as a REIT, and transfer of such assets to Operating similarly may not be possible without causing Realty to recognize taxable income or jeopardizing the Companies' current grandfather status under the 1998 anti-paired share legislation enacted as part of the Reform Act.

    Other provisions in the Act include a reduction in the annual minimum distribution requirement from 95% to 90% of its taxable income (excluding net capital gain). Another provision permits a REIT to own and operate a healthcare facility for at least two years (with extensions for up to another four years possible) if the facility is acquired by the termination or expiration of a lease, with net income with respect to such property subject to corporate tax but not counted as disqualifying income for purposes of qualification as a REIT.

    Further, restructuring the operations of Realty and Operating to comply with the recent legislation may cause the Companies to incur substantial tax liabilities, to recognize an impairment loss on their goodwill asset related to the acquisition of the paired share structure or otherwise adversely affect the Companies.

                                     REALTY

GENERAL

    Realty is a self administered real estate investment trust which operates under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), and is incorporated in the State of Delaware. During 1999, Realty invested primarily in (i) healthcare facilities located throughout the United States, and (ii) lodging properties located throughout the western and southern United States. As of December 31, 1999, Realty had investments in 656 facilities consisting of 356 healthcare facilities and 300 hotels.

    Realty intends to continue and manage its investments, including the sale or disposition of property or other investments, and to operate (including through its business relationships with Operating) in a manner consistent with the requirements of the Code and the regulations thereunder in order to qualify as a REIT. As long as Realty complies with the Code and its regulations regarding REIT qualification requirements, Realty will not be taxed, except in limited circumstances, under the Federal income tax laws on that portion of its taxable income that it distributes to its shareholders.

    Realty had a net decrease in gross real estate investments of $628,828,000 during 1999 consisting of the following:

               TRANSACTIONS INCREASING                                    TRANSACTIONS DECREASING
                REAL ESTATE PORTFOLIO                                      REAL ESTATE PORTFOLIO
-----------------------------------------------------      -----------------------------------------------------

-          Providing development loan financing to         -          Sale of healthcare assets to operators of
           third-party                                                healthcare properties

-          Completing the construction of 13 La            -          Sale of Cobblestone Golf Group
           Quinta Inn & Suites
                                                           -          Repayment of principal on permanent
                                                                      mortgage loans and development loans

    Realty's principal executive offices are located at 197 First Avenue, Suite 300, Needham, Massachusetts 02494-9127, and its telephone number is
(781) 433-6000.

    For a discussion of certain factors that could impact the financial condition, results of operations and/or business of Realty or the successful implementation of the 1998 Plan and the Five Point Plan and each of their respective component parts, you are encouraged to read the section entitled "Certain Factors You Should Consider" beginning on page 66 of this Joint Annual Report on Form 10-K.

HEALTHCARE RELATED REAL ESTATE

    As of December 31, 1999, Realty had investments in 356 healthcare facilities including 198 long-term care facilities, 117 retirement and assisted living facilities, 34 medical office buildings, one acute care hospital campus and six other healthcare facilities. Of Realty's 356 healthcare facilities, 205 are directly owned by Realty. On February 2, 2000, Realty announced the sale of 23 medical office buildings, three medical office building mortgage loans and its medical office building management company. Additionally, Realty announced the sale of 12 assisted living facilities. At December 31, 1999, third-party operators leased 181 of Realty's healthcare facilities, 24 medical office buildings were leased to tenants of the facilities and 151 constituted investments through the provision of permanent mortgage loan or development loan financing. Realty has historically invested in high-quality healthcare facilities that are managed by a diverse group of experienced third-party operators. Realty achieved diversity in its healthcare property portfolio by investing in several different sectors of the healthcare industry, and in different geographic regions and provided financing to or leased properties to a number of different third-party operators. Realty's healthcare properties are located in 36 states and are operated by 25 different operators. A private healthcare company and Sun Healthcare Group, Inc. operate approximately 40.5% of Realty's healthcare real estate investments in the aggregate. No other healthcare operator operates more than 10% of Realty's healthcare related real estate investments.

INVESTMENTS

    SALE/LEASEBACK TRANSACTIONS--During 1999, Realty provided funding of $38,312,000 for ongoing construction of healthcare facilities committed to prior to 1999. Realty leases 181 of its healthcare investments to third-party operators. Substantially all of Realty's healthcare facilities which are the subject of sale/leaseback transactions are leased under triple net leases which are accounted for as operating leases and generally require that the third-party operator pay for all maintenance, repairs, insurance and taxes on the property. Realty has historically earned fixed monthly rents, although in some circumstances Realty has earned periodic additional rents. Generally, multiple leases with one operator are cross-collateralized and contain cross-default provisions tied to each of the operator's other leases with Realty.

    PERMANENT MORTGAGE LOAN FINANCING--During 1999, Realty provided $935,000 to construct additions at facilities for which Realty already held a permanent mortgage. The permanent mortgage financing provided by Realty has historically consisted of either construction or development loans made to a third-party operator to construct a new healthcare facility which are converted to a permanent mortgage loan or permanent mortgage loan financing that was put in place at the time the third-party operator bought or refinanced an existing healthcare facility. The permanent mortgage loans are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.

    DEVELOPMENT LOAN FINANCING--During 1999, Realty provided $32,386,000 of development funding for ongoing construction at facilities for which development commenced prior to January 1, 1999. Historically, Realty has provided development and construction financing with a view towards converting the financing into a permanent mortgage loan or acquiring the developed property and leasing it back to the third-party operator.

    REPAYMENTS AND OTHER TRANSACTIONS--During 1999, Realty received an aggregate of $136,619,000 of principal payments on permanent mortgage loans from third-party operators of healthcare facilities. Realty also received net proceeds of $242,340,000 from the sale of three long-term care facilities, 40 assisted living facilities, one rehabilitation facility and one alcohol and substance abuse treatment facility, which included certain assets sold in connection with the implementation of the 1998 Plan. As part of the Five Point Plan, Realty intends to sell a significant amount of its healthcare assets and use the proceeds to substantially reduce its debt.

    EQUITY INVESTMENTS--Between July 1996 and August 1998, Realty invested an aggregate of approximately $57,204,000 to purchase 26,606,000 shares of common stock, representing a 19.99% interest in, Nursing Home Properties plc ("NHP plc"), a property investment group that specializes in the financing, through sale/leaseback transactions, of nursing homes located in the United Kingdom. Realty does not have the right to vote in excess of 9.99% of the shares of common stock of NHP plc. As of September 30, 1999 (NHP plc's year end), NHP plc had invested approximately L630,020,000 in 343 nursing homes with a total of approximately 17,822 beds. The facilities are leased to 24 different United Kingdom-based nursing home operators on terms and conditions similar to those contained in Realty's leases with its third-party operators. As of December 31, 1999, the market value of this investment was $61,352,000 and is included in Realty's and the Companies' financial statements. The resulting difference, $4,148,000, between the current market value and the aggregate cost of the NHP plc shares is included in shareholders' equity in Realty's and the Companies' financial statements.

    Realty also has an investment consisting of 1,081,000 shares of capital stock and warrants to purchase 5,000 shares of capital stock, in Balanced Care Corporation, a healthcare operator. The aggregate cost of this investment is $1,106,000, it has a market value of $1,426,000 at December 31, 1999 and is included in Realty's and the Companies' financial statements. The difference of $320,000 between the market value and the aggregate cost of the shares is included in shareholders' equity in Realty's and the Companies' financial statements.

    FUTURE HEALTHCARE INVESTMENTS--As part of the Five Point Plan announced January 28, 2000, Realty has decided to begin an orderly disposition of a significant portion of its healthcare assets. Realty has historically invested in healthcare related facilities which have included long-term care facilities, rehabilitation hospitals, retirement and assisted living facilities, medical office buildings, alcohol and substance abuse treatment facilities, psychiatric hospitals, and other healthcare related facilities. Realty has also invested in other entities which invest in similar facilities abroad. These investments have been made primarily for the production of income.

    Realty currently is not planning to make any new healthcare related real estate investments. However, if and when Realty decided to make new investments, in evaluating such potential investments Realty would consider factors such as:
(1) the current and anticipated cash flow and its adequacy to meet operational needs and other obligations and to provide a competitive market return on equity to Realty's shareholders; (2) the geographic area, type of property and demographic profile; (3) the location, construction quality, condition and design of the property; (4) the potential for capital appreciation, if any;
(5) the growth and regulatory environment of the communities in which the properties are located; (6) occupancy and demand for similar healthcare or other facilities in the same or nearby communities; (7) an adequate mix of private and governmental-sponsored patients; (8) potential alternative uses of the facilities; and (9) prospects of liquidity through financing or refinancing.

COMPETITION IN THE HEALTHCARE INDUSTRY

    For healthcare investments, if and when Realty decided to make new investments, it would compete with real estate partnerships, other real estate investment trusts, banks and other investors generally in the acquisition, leasing and financing of healthcare related facilities. As part of the Five Point Plan, however, Realty is not planning to make any new investments in healthcare related real estate.

    The operators of Realty's healthcare investments compete on a local and regional basis with other operators of comparable facilities. They compete with independent operators as well as companies managing multiple facilities, some of which are substantially larger and have greater resources than the operators of Realty's facilities. Some of these facilities are operated for profit while others are owned by governmental agencies or tax-exempt not-for-profit organizations.

GOVERNMENT REGULATION

    Realty recognizes a portion of revenue from percentage, supplemental and/or additional rent or interest. This revenue can be a contractual amount or be based on the healthcare facility operator's gross revenues, which, in most cases, is subject to changes in the reimbursement and licensure policies of federal, state and local governments. In addition, the acquisition of healthcare facilities is generally subject to state and local regulatory approval.

MEDICARE, MEDICAID, BLUE CROSS AND OTHER PAYORS

    Third-party healthcare operators who lease facilities from Realty or who obtained loan financing from Realty receive payments for patient care from federal Medicare programs for elderly and disabled patients, state Medicaid programs for medically indigent and cash grant patients, private insurance carriers, employers and Blue Cross plans, health maintenance organizations, preferred provider organizations and directly from patients. Historically, Medicare payments for long-term care services, psychiatric care, and rehabilitative care were based on allowable costs plus a return on equity for proprietary facilities. On August 5, 1997, the Balanced Budget Act ("BBA") was enacted. The BBA included, among other things, sweeping changes to Medicare reimbursement for long-term care services. The new reimbursement system is intended to reduce the growth in Medicare spending by creating incentives for the lowest cost delivery of long-term care services. The prospective payment system ("PPS") was implemented over a twelve month period (based upon each facility's year-end cost report) beginning July 1, 1998, with the majority of nursing homes converting to PPS on January 1, 1999. Reimbursement under the new PPS rates is being phased in over the next four years. PPS has resulted in reduced Medicare revenue for long-term care facilities with significant Medicare patient populations. Success under PPS is dependent on several factors, including the third-party operator's management team's effectiveness. During 1999, many operators of these long-term care facilities have experienced liquidity problems and have cited the PPS reimbursement system as one of the causes. One of Realty's largest operators, Sun Healthcare Group, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy Code during the fourth quarter of 1999. During January and February 2000, two other operators of Realty's long-term care facilities, Integrated Health Services, Inc. and Mariner Health Group, Inc., have also filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Other operators of Realty's facilities may also file for protection under Chapter 11 of the U.S. Bankruptcy Code.

    Payments from state Medicaid programs for psychiatric care are based on reasonable costs or are at fixed rates. Long-term care facilities are generally paid by the various states' Medicaid programs at rates based upon cost reimbursement principles. Reimbursement rates are typically determined by the state from cost reports filed annually by each facility on a prospective or retrospective basis. Most Medicare and Medicaid payments are below retail rates. Payments from other payors are generally also below retail rates. Blue Cross payments in different states and areas are based on costs, negotiated rates or retail rates.

REGULATION OF HEALTHCARE PROPERTIES AND THIRD-PARTY OPERATORS

    LONG-TERM CARE (SKILLED NURSING) FACILITIES--Regulation of long-term care facilities is exercised primarily through the licensing of such facilities. The particular agency having regulatory authority and the license qualification standards vary from state to state and, in some instances, from locality to locality. Licensure standards are constantly under review and undergo periodic revision. Governmental authorities generally have the power to review the character, competence and community standing of the operator and the financial resources and adequacy of the facility, including the physical buildings and equipment, personnel and standards of medical care. Long-term care facilities may be certified under the Medicare program and are normally eligible to qualify under state Medicaid programs, although not all participate in the Medicaid programs. Long-term care facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for their licensing and accreditation.

    REHABILITATION HOSPITALS--Rehabilitation hospitals are also subject to extensive federal, state and local legislation and regulation. Rehabilitation hospitals are subject to periodic inspections and licensure requirements. Inpatient rehabilitation facilities are cost-reimbursed, receiving the lower of reasonable costs or reasonable charges. Typically, the fiscal intermediary pays a set rate per day based on the prior year's costs for each facility. Annual cost reports are filed with the operator's fiscal intermediary and adjustments are made, if necessary.

    MEDICAL OFFICE BUILDINGS--The individual physicians, groups of physicians and healthcare providers which occupy medical office buildings are subject to a variety of federal, state and local regulations applicable to their specific areas of practice. Since medical office buildings may contain numerous types of medical services, a wide variety of regulations may apply. In addition, medical office buildings must comply with the requirements of municipal building codes, health codes and local fire departments.

    ACUTE CARE HOSPITALS--Acute care hospitals are subject to extensive federal, state and local legislation and regulation relating to, among other things, the adequacy of medical care, equipment, personnel, hygiene, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Hospitals must maintain strict standards in order to obtain their state hospital licenses from a department of health or other applicable agency in each state. In granting and renewing licenses, the department of health considers, among other things, the physical buildings and equipment, the qualifications of the administrative personnel and nursing staff, the quality of care and continuing compliance with the laws and regulations relating to the operation of the facilities. State licensing of facilities is a prerequisite to certification under the Medicare and Medicaid programs. Various other licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. Hospital facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for their licensing and accreditation.

    RETIREMENT AND ASSISTED LIVING--Residential communities such as retirement and assisted living facilities are subject to varying degrees of regulation and licensing by local and state health and social service agencies, and other regulatory authorities specific to their location. Typically these regulations and licensing requirements relate to fire safety, sanitation, staff training, staffing levels and living accommodations, as well as requirements specific to certain health related services offered. Levels of service provided and corresponding regulation vary considerably from operator to operator as some are similar to long-term care facilities, while others fall into the relatively unregulated care of a retirement community.

    ALCOHOL AND SUBSTANCE ABUSE TREATMENT FACILITIES--Alcohol and substance abuse treatment facilities must comply with the licensing requirements of federal, state and local health agencies and with the requirements of municipal building codes, health codes and local fire departments. In granting and renewing a facility's license, a state health agency considers, among other things, the physical buildings and equipment, the qualifications of the administrative personnel and healthcare staff, the quality of nursing and other services and the continuing compliance of such facility with the laws and regulations applicable to its operations.

    PSYCHIATRIC HOSPITALS--Psychiatric hospitals generally are subject to extensive federal, state and local legislation and regulation. Licensing requirements for psychiatric hospitals include periodic inspections regarding standards of medical care, equipment and hygiene. In addition, there are specific laws regulating civil commitment of patients and disclosure of information regarding patients being treated for chemical dependency. Many states have adopted a "patient's bill of rights" which sets forth standards, such as using the least restrictive treatment, allowing patient access to the telephone and mail, allowing the patient to see a lawyer and requiring the patient to be treated with dignity. Insurance reimbursement for psychiatric treatment generally is more limited than for general healthcare.

LODGING RELATED REAL ESTATE

    As of December 31, 1999, Realty had investments in 300 hotels including 230 La Quinta-Registered Trademark- Inns, 68 La Quinta-Registered Trademark- Inn & Suites hotels and two hotels owned by Realty which are marketed under a brand name other than La Quinta-Registered Trademark-. These hotels, which are located in 28 states and have an aggregate of 39,000 rooms in service, are leased by Realty (or the respective property owning subsidiary) to a subsidiary of Operating. Additionally two La Quinta Inn & Suites hotels are owned and operated by subsidiaries of Operating. A complete discussion of the lodging business and inventory is presented in Operating's portion of the Business section of this Joint Annual Report on Form 10-K.

HOTELS IN SERVICE

    Realty's portfolio of hotels consists principally of wholly-owned hotels. Realty (and previously through its predecessor, La Quinta Inns, Inc.) has historically acquired either directly or with a development partner, real estate upon which to develop a hotel. Realty's hotel division has historically identified real estate that is located in well-traveled areas in order to offer the business traveler, which is La Quinta's principal customer type, convenient access to the facilities and services needed to conduct his or her business. Realty leases two types of hotels, La Quinta-Registered Trademark- Inn and La Quinta-Registered Trademark- Inn & Suites. La Quinta-Registered Trademark- Inns consist of hotels with an average of 130 single rooms per hotel and are operated in the mid-priced lodging segment. La Quinta Inn & Suites hotels offer single rooms and also a select number of deluxe two-room suites with separate sitting and sleeping areas, on-site amenities and are operated at the high-end of the mid-priced segment.

HOTELS IN DEVELOPMENT

    Currently, Realty does not have a plan to commence any new construction of hotels until market conditions will foster such new development and the capital markets are more appropriately accessible to finance any such new development. Realty's lodging division will evaluate and concentrate on hotels in service in order to maximize the overall return from Realty's lodging portfolio. Realty intends to pursue development opportunities for La Quinta-Registered Trademark-Inn & Suites, when, as and if appropriate.

SALE OF COBBLESTONE GOLF GROUP

    On March 31, 1999, Realty, together with Operating, sold the subsidiaries that owned Realty's golf course properties, together with the operations conducted thereon, to Golf Acquisitions, L.L.C., an affiliate of ClubCorp., Inc. for an aggregate purchase price of approximately $393 million, subject to certain adjustments. Realty no longer owns interests, directly or indirectly, in any golf course properties.

EMPLOYEES

    As of January 31, 2000, the operations of Realty were maintained by 31 employees. Realty has not experienced any significant labor problems and believes that its employee relations are good.

LEGAL PROCEEDINGS

    Realty is, and is likely in the future to be, subject to certain types of litigation, including negligence and other tort claims. The costs and effects of such legal and administrative cases and proceedings (whether civil or criminal), settlements and investigations are indeterminate. The costs and effects of any such legal proceeding could be material to Realty's operations. For further discussion of these issues see Item 3, "Legal Proceedings".

GENERAL REAL ESTATE INVESTMENT RISKS

    Realty's ownership of real property is substantial. Realty's investments are subject to varying degrees of risk generally incident to the ownership of real property. Real estate values and income from Realty's properties may be adversely affected by changes in national economic conditions, changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics, changes in interest rates and in the availability, cost and terms of mortgage funds, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, changes in real estate tax rates and other operating expenses, adverse changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes and other natural disasters (which may result in uninsured losses), acts of war, adverse changes in zoning laws and other factors which are beyond the control of Realty. A significant portion of revenue for third party operators of Realty's portfolio arises from government reimbursement of various healthcare services. Changes in reimbursement rates could adversely affect third-party operators' cash flow.

VALUE AND LIQUIDITY OF REAL ESTATE

    Real estate investments are relatively illiquid. The ability of Realty to vary its portfolio in response to changes in economic and other conditions is limited. If Realty must sell an investment, we cannot assure you that Realty will be able to dispose of it in the time period it desires or that the sales price of any investment will recoup or exceed the amount of Realty's investment.

PROPERTY TAXES

    Each of Realty's hotels is subject to real property taxes. The real property taxes on the hotels may increase or decrease as property tax rates change and as the properties are assessed or reassessed by taxing authorities. If property taxes increase, Realty's operations could be adversely affected.

                                   OPERATING

GENERAL

    Operating is a Delaware corporation which currently operates the business conducted on Realty's lodging related real estate. Operating does not operate any businesses conducted on, or related to, Realty's healthcare related real estate. As of December 31, 1999, Operating leased from Realty and managed 300 hotels. In addition, until Cobblestone Golf Group was sold, Operating also leased or subleased from Realty 43 golf courses. Operating's activities are conducted primarily on real estate either leased or subleased from Realty. Operating neither leases real estate from, nor manages real estate on behalf of, any third-party. Rather, Operating's activities are currently principally intended to enhance the Companies' shareholders participation in the income produced by Realty.

    As previously described, the Companies announced a comprehensive restructuring plan during November 1998 that was designed to clarify the Companies investment and operating strategy by focusing on the healthcare and lodging business segments. As a result, Operating, together with Realty, sold all of its subsidiaries that operated the businesses conducted on Realty's golf course properties. Accordingly, Operating's business is now focused on the lodging business.

    Operating's principal executive offices are based at 197 First Avenue, Suite 100, Needham, Massachusetts 02494-9127, and its telephone number is
(781) 453-8062.

    For a discussion of certain factors that could impact the financial condition, results of operations and/or business of Operating or the successful implementation of the 1998 Plan and the Five Point Plan each of their respective component parts, you are encouraged to read the section entitled "Certain Factors You Should Consider" beginning on page 66 of this Joint Annual Report on Form 10-K.

LODGING

    The lodging portion of Operating's business is conducted under the La Quinta-Registered Trademark- brand name. La Quinta is one of the largest operators of hotels in the mid-priced segment of the lodging industry in the United States. La Quinta achieved an occupancy percentage of 66.6% and an average daily room rate ("ADR") of $61.02 for the year ended December 31, 1999 and an occupancy percentage of 67.0% and an ADR of $59.29 for the five and one half-month post merger period ended December 31, 1998. La Quinta operated Inns and Inn & Suites hotels with a combined total of approximately 39,000 rooms at the end of 1999.

PRODUCT

    La Quinta-Registered Trademark- Inns appeal to guests who desire high-quality rooms, convenient locations and attractive prices, but who do not require banquet and convention facilities, in-house restaurants, cocktail lounges or room service. By eliminating the costs of these management-intensive facilities and services, we believe that La Quinta offers its customers exceptional value by providing rooms that are comparable in quality to full-service hotels at lower prices.

    The typical La Quinta Inn contains approximately 130 spacious, quiet and comfortably furnished guest rooms averaging 300 square feet in size. Guests at a La Quinta Inn are offered a wide range of amenities and services, such as its complimentary continental breakfast, free unlimited local telephone calls, a swimming pool, same-day laundry and dry cleaning, fax services, 24-hour front desk message service and free parking. Room amenities include new 25-inch remote control televisions with expanded free television channel choices, movies-on-demand, interactive video games, in room coffee makers and dataport telephones for computer connections. Additional amenities available at La Quinta Inn & Suites include two room suites with microwaves and refrigerators, fitness centers and courtyards with gazebos and spas. La Quinta guests typically have convenient access to food service at adjacent free-standing restaurants, including national chains such as Cracker Barrel, International House of Pancakes, Denny's and Perkins. Realty has an ownership interest in 120 of these adjacent buildings, which are generally leased to restaurant operators.

    La Quinta's strategy is to continue to operate as a high-quality provider in the mid-priced segment of the lodging industry, focusing on enhancing revenues, cash flow and profitability. Specifically, La Quinta's strategy centers upon:

    CONTINUED FOCUS ON MID-PRICED SEGMENT--Hotels in this price category provide cost-conscious business travelers with high-quality rooms and convenient locations at a moderate price. Because La Quinta competes primarily in the mid-priced segment, management's attention is totally focused on meeting the needs of La Quinta's target customers.

    LA QUINTA OWNERSHIP AND MANAGEMENT OF INNS--In contrast to many of its competitors, La Quinta manages and has ownership interests through Operating and Realty in all of its inns. At January 31, 2000, Realty and Operating owned 100% of 300 La Quinta lodging properties including 70 Inn & Suites, and 50% or more of an additional two inns. As a result, we believe that La Quinta is able to achieve a higher level of consistency in both product quality and service than its competition. In addition, La Quinta's position as one of the few owner-operated chains enables La Quinta to offer new services, direct expansion, establish pricing strategy and to make other marketing decisions on a system-wide or local basis as conditions dictate, without consulting third-party owners, management companies or franchisees as required of most other lodging chains. La Quinta's management of the inns also enables it to control costs and allocate resources effectively to provide excellent value to the consumer.

OPERATIONS

    Management of the La Quinta chain is coordinated from its headquarters in Dallas, Texas. Centralized corporate services and functions include marketing, financing, purchasing, quality control, development, legal and training. Accounting, information system and reservation functions are centralized in a service center located in San Antonio, Texas.

    Hotel operations are currently organized into seven La Quinta Inn regions and two La Quinta Inn & Suites regions with each region headed by a Regional Vice President. Each Regional Vice President is responsible for supervising operations of approximately 33 hotels and is assisted by approximately six area general managers within his or her region. The Regional Vice Presidents are responsible for the service, cleanliness and profitability of the inns in their respective regions.

    Hotel managers are responsible for overseeing the day to day operation of a specific hotel. These managers receive extensive management training in service, cleanliness, cost control, sales and basic repair skills. La Quinta's professionally trained managers are substantially relieved of responsibility for food service and are therefore better able to devote their attention to assuring friendly guest service and quality facilities, consistent with chain wide standards.

CUSTOMER BASE AND MARKETING

    La Quinta's combination of consistent, high-quality accommodations and good value is attractive to business customers, who account for more than 63% of rooms rented. These core customers typically visit a given area several times a year, and include salespersons and technicians, covering a specific territory and government and military personnel. La Quinta also targets both vacation travelers and senior citizens. For the convenience of these targeted customer groups, hotels are generally located near suburban office parks, major traffic arteries or destination areas such as airports and convention centers.

    La Quinta has developed a strong following among its customers. An external industry survey shows La Quinta's heavy users are among the most loyal of the mid-priced segment. La Quinta focuses a number of its marketing programs on maintaining a high number of repeat customers. For example, La Quinta promotes a "Returns-Registered Trademark- Club" offering members preferred status and rates at La Quinta inns, along with rewards for frequent stays. The
Returns-Registered Trademark-Club had over 400,000 members as of December 31, 1999.

    La Quinta focuses on reaching its target markets through advertising, direct sales, repeat traveler incentive programs and other marketing programs targeted at specific customer segments. It advertises through television, radio and print advertisements which focus on quality and value. La Quinta uses the same campaign concept throughout the country with minor modifications made to address regional differences. La Quinta also uses billboard advertisements posted along major highways to advertise the existence and location of La Quinta Inns or Inn & Suites hotels in the proximity.

    La Quinta markets directly to companies and other organizations through its direct sales force. This sales force calls on companies which have a significant number of individuals traveling in the regions in which La Quinta operates and which are capable of producing a high volume of room nights.

    During the fourth quarter of 1999, La Quinta enhanced its revenue management focus by increasing the number of revenue managers to nine and re-aligning their responsibilities with those of the regional vice presidents. This re-alignment allows pricing decisions to be managed centrally and retains the benefit of local market information provided by the hotel general managers. To further strengthen its ability to manage pricing centrally, La Quinta is currently working with a leading third party vendor to implement a new revenue management system which will supply recommendations to its property management system and its reservation system. La Quinta plans to have its new revenue management system in place by the second quarter of 2000.

    La Quinta provides a central reservation system, "teLQuik-Registered Trademark-," which currently accounts for advance reservations for approximately 34% of room nights. The teLQuik-Registered Trademark- system allows customers to make reservations by dialing 1-800-NUROOMS (1-800-687-6667) or 1-800-531-5900 toll free, or from reservations phones placed in all La Quinta inns. These phones enable guests to make their next night's reservation from their previous night's La Quinta inn. In addition, approximately 40% of room nights reflect advance reservations made directly with individual inns and forwarded to the central reservation system. In total, advance reservations account for approximately 74% of room nights. La Quinta operates two reservation centers. As a result of the above mentioned revenue management objective, La Quinta is also planning to replace its current reservation system in order to ensure compatibility with its new revenue management system. La Quinta, through its national sales managers, markets its reservation services to travel agents and corporate travel planners who may access teLQuik-Registered Trademark- through five major airline reservation systems.

    Information regarding hotel locations, services and amenities, as well as reservation capabilities and a virtual reality tour of the new Gold Medal rooms, is also available to La Quinta's customer on La Quinta's Travel Web site at http://www.laquinta.com.

COMPETITION

    Each La Quinta hotel competes in its market area with numerous full service lodging brands, especially in the mid-priced segment, and with numerous other hotels, motels and other lodging establishments. Chains such as Hampton Inns, Fairfield Inns and Drury Inns are direct competitors of La Quinta. Other competitors include Holiday Inns, Ramada Inns and Comfort Inns. There is no single competitor or group of competitors of La Quinta that is dominant in the mid-priced lodging segment. Competitive factors in the industry include reasonableness of room rates, quality of accommodations, service level and convenience of locations.

    The profitability of hotels operated by La Quinta is subject to general economic conditions, competition, the desirability of particular locations, the relationship between supply of and demand for hotel rooms and other factors. La Quinta has historically operated hotels in markets that contain numerous competitors, and the continued success of its hotels will be dependent, in large part, upon the ability of these facilities to compete in such areas as reasonableness of room rates, quality of accommodations, service level and convenience of locations. The lodging industry in general, including La Quinta, may be adversely affected by national and regional economic conditions and government regulations. The demand for accommodations at a particular hotel may be adversely affected by many factors including changes in travel and weather patterns, local and regional economic conditions and the degree of competition with other lodging establishments in the area. We cannot assure you that demographic, geographic or other changes in markets will not adversely affect the convenience or desirability of the locations of La Quinta's hotels. Furthermore, there are no assurances that, in the markets in which LaQuinta inns operate, competing hotels will not provide greater competition for guests than currently exists, and that new hotels will not enter such markets.

SEASONALITY

    The lodging industry is seasonal in nature. Generally, La Quinta's hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in the revenue, profit margins and net earnings of La Quinta.

SUPPLY AND DEMAND

    In recent years, construction of mid-priced hotels in the United States has resulted in an excess supply of available rooms, particularily in the west south central region of the United States where 45% of La Quinta's rooms are located. This oversupply has had an adverse effect on occupancy levels and room rates in this segment. The mid-priced segment of the lodging industry has been adversely impacted by and may continue to be negatively affected in the future by (i) an oversupply of available rooms, (ii) national and regional economic conditions,
(iii) changes in travel patterns, (iv) taxes and government regulations which influence or determine wages, prices, interest rates, construction procedures and costs, and (v) the availability of credit.

EMPLOYMENT AND OTHER GOVERNMENTAL REGULATION

    La Quinta's business is subject to extensive federal, state and local regulatory requirements, including building and zoning requirements, all of which can prevent, delay, make uneconomic or significantly increase the cost of constructing additional hotels. In addition, La Quinta is subject to laws governing its relationship with employees, including minimum wage requirements, overtime pay, working conditions, work permit requirements and discrimination claims. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could adversely affect La Quinta. Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While La Quinta believes that its hotels are substantially in compliance with these requirements, a determination that La Quinta is not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants. These and other initiatives could adversely affect La Quinta.

EMPLOYEES

    La Quinta's future success will depend, in part, on its continuing ability to attract, retain and motivate highly qualified personnel. At December 31, 1999, La Quinta employed approximately 8,000 persons, of whom approximately 90% were compensated on an hourly basis. Approximately 400 individuals were employed at the corporate headquarters or support services centers and 7,600 were employed directly in hotel operations. La Quinta's employees are not currently represented by labor unions and management believes its ongoing labor relations are good.

LODGING INDUSTRY OPERATING RISKS

    La Quinta is subject to all operating risks common to the lodging industry. These risks include, but are not limited to, (i) competition for guests from other hotels, a number of which may have greater marketing and financial resources than La Quinta, (ii) increases in operating costs due to inflation and other factors, which increases may not have been offset in recent years, and may not be offset in the future, by increased room rates, (iii) dependence on business and commercial travelers and tourism, which business may fluctuate and be seasonal, (iv) increases in energy costs and other expenses of travel, which may deter travelers, and (v) adverse effects of general and local economic conditions.

CONSTRUCTION

    La Quinta may from time to time experience shortages of materials or qualified tradespeople or volatile increases in the cost of certain construction materials, resulting in longer than normal construction and remodeling periods, loss of revenue and increased costs. La Quinta relies heavily on local contractors, who may be inadequately capitalized or understaffed. The inability or failure of one or more local contractors to perform may result in construction delays, increased cost and loss of revenue.

INCOME TAX MATTERS

    Operating pays ordinary corporate income taxes on its taxable income. Any income, net of taxes, will be available for retention in Operating's business or for distribution to shareholders as dividends. Any dividends distributed by Operating will be subject to tax at ordinary rates and generally will be eligible for the dividends received deduction for corporate shareholders to the extent of Operating's current or accumulated earnings and profits. However, there is no tax provision which requires Operating to distribute any of its after-tax earnings and Operating does not expect to pay cash dividends in the foreseeable future. Currently, Operating is not paying any federal income taxes.

LEGAL PROCEEDINGS

    Operating is, and is likely in the future to be, subject to certain types of litigation, including negligence and other tort claims. The costs and effects of such legal and administrative cases and proceedings (whether civil or criminal), settlements and investigations are indeterminate. The costs and effects of any such legal proceeding could be material to Operating's operations. For further discussion of these issues see Item 3, "Legal Proceedings".

ITEM 2. PROPERTIES

    The following table sets forth certain information as of December 31,1999 regarding the Companies' healthcare and lodging properties. A description of each type of property follows the table:

                                                                                             ANNUAL
                                                      NUMBER     PURCHASE                   BASE RENT
                                          NUMBER        OF         PRICE         SEE           OR
                                            OF        BEDS/     OR MORTGAGE   REFERENCES    INTEREST
LOCATION                                FACILITIES   ROOMS(1)    AMOUNT(2)      BELOW      PAYMENT(3)
--------                                ----------   --------   -----------   ----------   -----------
                                                                (DOLLARS IN                (DOLLARS IN
                                                                THOUSANDS)                 THOUSANDS)
LONG-TERM CARE FACILITIES
Alabama...............................        1          230    $    7,759                  $    941
Arkansas..............................        1           94         8,392                       881
Arizona...............................        6        1,054        43,518          (4)        5,707
California............................        9          740        70,024          (5)        6,895
Colorado..............................       15        1,448        76,074          (4)        8,246
Connecticut...........................       13        1,880        99,671          (6)       12,747
Florida...............................       17        1,974       127,492          (7)       12,011
Idaho.................................        3          546        27,436          (4)        2,627
Indiana...............................       13        1,723        65,569          (8)        7,263
Kansas................................        3          379         9,832          (4)        1,282
Kentucky..............................        2          283        15,343          (9)        1,596
Massachusetts.........................       25        3,893       265,507         (10)       32,236
Maryland..............................        1          170        18,188                     1,910
Michigan..............................        2          212        15,305                     2,127
Missouri..............................       15        2,099        74,511         (11)        8,946
North Carolina........................        1          118         2,388          (4)          259
Nebraska..............................        2          263         6,777          (4)          735
New Hampshire.........................        7          642        46,599                     3,420
New Jersey............................        8        1,283       123,484         (12)       11,792
New Mexico............................        1          206        12,671          (4)        1,180
Nevada................................        3          564        22,271          (4)        2,153
New York..............................        5          512        50,978         (13)        1,260
Ohio..................................        8          956        46,629         (14)        4,437
Pennsylvania..........................        3          381        18,331         (15)        2,191
Rhode Island..........................        2          332        14,831          (4)        1,504
South Carolina........................        1           88         3,882          (4)          387
Tennessee.............................        6          743        29,857          (4)        3,349
Texas.................................        3          360        18,500          (4)        2,698
Utah..................................        2          240        12,312          (4)        1,397
Washington............................       10        1,267        62,294         (16)        6,207
Wisconsin.............................        1          119        13,888                     1,400
West Virginia.........................        7          615        29,265         (17)        2,891
Wyoming...............................        2          312        14,616          (4)        1,709
                                            ---       ------    ----------                  --------
TOTAL LONG-TERM CARE..................      198       25,726    $1,454,194                  $154,384
                                            ---       ------    ----------                  --------

ASSISTED LIVING
Arkansas..............................        2          102    $    7,638                  $  2,072
Arizona...............................        1           48         4,275                       621
California............................        2          196        16,100                     1,504
Colorado..............................        1           70         5,237          (4)          467
Florida...............................       20        1,545       144,715         (18)       13,483
Idaho.................................        1           43         3,722          (4)          698

                                                                                             ANNUAL
                                                      NUMBER     PURCHASE                   BASE RENT
                                          NUMBER        OF         PRICE         SEE           OR
                                            OF        BEDS/     OR MORTGAGE   REFERENCES    INTEREST
LOCATION                                FACILITIES   ROOMS(1)    AMOUNT(2)      BELOW      PAYMENT(3)
--------                                ----------   --------   -----------   ----------   -----------
                                                                (DOLLARS IN                (DOLLARS IN
                                                                THOUSANDS)                 THOUSANDS)
Kansas................................        5          144         7,831                       754
Michigan..............................       14          774        70,491         (19)        6,656
Minnesota.............................        5           99         5,927                       599
North Carolina........................        4          232        22,945                     2,097
New York..............................        1           80         9,120                     1,063
Ohio..................................        6          471        26,661                     3,128
Oklahoma..............................        2           59         3,430                       323
Pennsylvania..........................        4          253        16,954                     5,618
South Carolina........................        2           76         7,870                       978
Tennessee.............................        3          226        14,322                     1,104
Texas.................................       20          793        39,972                     4,523
Virginia..............................        2          134         8,266                       986
Washington............................        1           45         3,340          (4)          675
Wisconsin.............................       18          384        21,506                     1,994
                                            ---       ------    ----------                  --------
  TOTAL ASSISTED LIVING...............      114        5,774    $  440,322                  $ 49,343
                                            ---       ------    ----------                  --------

MEDICAL OFFICE BUILDINGS
Arizona...............................        2                 $   39,637         (20)     $  3,348
California............................        3                     36,085                     4,836
Florida...............................       18                    172,605         (21)       20,485
Massachusetts.........................        2                      1,850                       903
New Jersey............................        2                     49,972         (22)        5,203
Nevada................................        1                      3,027          (4)          255
Tennessee.............................        2                     32,579          (4)        2,583
Texas.................................        4                     54,496                     6,595
                                            ---                 ----------                  --------
  TOTAL MEDICAL OFFICE BUILDINGS......       34                 $  390,251                  $ 44,208
                                            ---                 ----------                  --------

ACUTE CARE HOSPITAL
Arizona...............................        1          492    $   65,650                  $  7,222
                                            ---       ------    ----------                  --------

RETIREMENT LIVING FACILITIES
North Carolina........................        1          190    $    5,330          (4)     $    472
Ohio..................................        1          104         6,577          (4)          640
Utah..................................        1          287         8,808          (4)          975
                                            ---       ------    ----------                  --------
  TOTAL RETIREMENT LIVING.............        3          581    $   20,715                  $  2,087
                                            ---       ------    ----------                  --------

PSYCHIATRIC HOSPITALS AND ALCOHOL AND
  SUBSTANCE ABUSE
California............................        1           61    $    5,750                  $    719
Florida, New York and Oklahoma........        5          564        31,967          (4)        3,935
                                            ---       ------    ----------                  --------
  TOTAL PSYCHIATRIC AND ALCOHOL AND
    SUBSTANCE ABUSE...................        6          625    $   37,717                  $  4,654
                                            ---       ------    ----------                  --------
  TOTAL HEALTHCARE....................      356       33,198    $2,408,849                  $261,898
                                            ---       ------    ----------                  --------

                                                                                             ANNUAL
                                                      NUMBER     PURCHASE                   BASE RENT
                                          NUMBER        OF         PRICE         SEE           OR
                                            OF        BEDS/     OR MORTGAGE   REFERENCES    INTEREST
LOCATION                                FACILITIES   ROOMS(1)    AMOUNT(2)      BELOW      PAYMENT(3)
--------                                ----------   --------   -----------   ----------   -----------
                                                                (DOLLARS IN                (DOLLARS IN
                                                                THOUSANDS)                 THOUSANDS)
LAND UNDER DEVELOPMENT
California............................                          $      330
Florida...............................                              14,625          (4)     $  1,655
                                            ---                 ----------                  --------
  TOTAL LAND UNDER DEVELOPMENT........                          $   14,955                  $  1,655
                                                                ----------                  --------

OTHER
California............................                          $    3,800          (4)     $    496

HOTELS
Alabama...............................        8        1,001    $   61,097
Arkansas..............................        5          604        30,811
Arizona...............................       12        1,555       117,212
California............................       17        2,436       196,880         (24)     $     75
Colorado..............................       15        1,868       158,517
Florida...............................       34        4,501       346,043
Georgia...............................       17        2,198       116,127
Illinois..............................        7          919        58,197
Indiana...............................        3          364        19,807
Kansas................................        2          228        12,443         (24)           30
Kentucky..............................        1          129         6,276
Louisiana.............................       15        2,058       156,777         (24)          197
Missouri..............................        2          235        12,933
Mississippi...........................        2          245         8,536
North Carolina........................       10        1,307        99,659
Nebraska..............................        1          130         4,880
New Mexico............................        7          834        60,096
Nevada................................        4          623        33,400         (24)          365
Ohio..................................        1          122         5,065
Oklahoma..............................        8          962        62,682
Pennsylvania..........................        1          127         6,717
South Carolina........................        6          717        40,772
Tennessee.............................       11        1,402        77,594
Texas.................................      101       13,011       863,555         (24)           54
Utah..................................        4          466        37,680
Virginia..............................        4          511        18,123
Washington............................        3          419        33,111
Wyoming...............................        1          105         3,418
                                            ---       ------    ----------                  --------
TOTAL HOTELS..........................      302       39,077    $2,648,408                  $    721
                                            ---       ------    ----------                  --------
  TOTAL ALL FACILITIES(23)............      658       72,275    $5,076,012                  $264,770
                                            ===       ======    ==========                  --------

OTHER HEALTHCARE INVESTMENTS

(1) Includes 33,198 total beds for healthcare facilities and 39,077 rooms for hotels. The La Quinta hotels had an average occupancy of 66.6% for the year ended December 31, 1999. Based upon information provided by the operators of the healthcare facilities, the average occupancy of Realty's portfolio of operating healthcare facilities, including start-up facilities, for the nine months ended

    September 30, 1999, was as follows: 84% long-term care facilities, 77% alcohol and substance abuse treatment facilities, 75% assisted living, 70% retirement living facilities, and 59% acute care hospitals. Generally, average occupancy rates are determined by dividing the number of days or occupied rooms in each period by the average number of licensed bed days or available rooms during such period.

(2) Represents purchase price or mortgage amount at December 31, 1999 for operating facilities and the funded amounts for facilities under construction.

(3) The annual base rentals/interest payments under the healthcare leases or mortgages are generally projected to be approximately 9%-13% of the purchase price or mortgage amount, in accordance with the terms of the respective agreements. Base rent excludes additional and percentage rent and interest. Additional and percentage rent and interest for the year ended December 31, 1999 was an aggregate of $14,264,000 for all of the facilities. Additional and percentage rent and interest are calculated based upon a percentage of a facility's revenues over an agreed upon base amount or an automatic annual escalation.

(4) Permanent mortgage loans.

(5) Includes permanent mortgage loans of $43,465,000.

(6) Includes permanent mortgage loans of $20,463,000.

(7) Includes permanent mortgage loans of $77,708,000.

(8) Includes permanent mortgage loans of $58,241,000.

(9) Includes permanent mortgage loans of $5,343,000.

(10) Includes permanent mortgage loans of $95,830,000.

(11) Includes permanent mortgage loans of $65,713,000.

(12) Includes permanent mortgage loans of $54,826,000.

(13) Includes permanent mortgage loans of $152,000.

(14) Includes a permanent mortgage loan of $9,162,000.

(15) Includes a permanent mortgage loan of $6,799,000.

(16) Includes a permanent mortgage loan of $56,432,000.

(17) Includes permanent mortgage loans of $12,066,000.

(18) Includes permanent mortgage loans of $100,140,000.

(19) Includes a permanent mortgage loan of $10,083,000.

(20) Includes permanent mortgage loans of $30,832,000.

(21) Includes a permanent mortgage loan of $6,316,000.

(22) Includes a permanent mortgage loan of $24,786,000.

(23) Investments by Realty in facilities operated by Life Care Centers of America, Inc., Sun Healthcare Group, Inc., and Alternative Living Services represented 11%, 8%, and 4%, respectively, of Realty's total portfolio as of December 31, 1999.

(24) Represents annual base rent on ground operating leases.

DESCRIPTION OF TYPES OF PROPERTIES

    LONG-TERM CARE (SKILLED NURSING) FACILITIES. The long-term care facilities offer restorative, rehabilitative and custodial nursing care for patients not requiring more extensive and sophisticated treatment available at acute care hospitals. The facilities are designed to provide custodial care and to supplement hospital care and many have transfer agreements with one or more acute care hospitals.

    ASSISTED LIVING FACILITIES. The assisted living facility provides a combination of housing, supportive services, personalized assistance and healthcare designed to respond to individual needs for daily living activities. Support services are generally available 24 hours a day to meet scheduled and unscheduled needs.

    RETIREMENT LIVING FACILITIES. The retirement living facilities offer specially designed residential units for active and ambulatory elderly residents and provide various ancillary services. They may contain nursing facilities to provide a continuum of care. The retirement living facilities offer their residents an opportunity for an independent lifestyle with a range of social and health services.

    MEDICAL OFFICE BUILDINGS. Medical office building facilities contain individual physician, physician group and other healthcare provider offices for the administration and treatment of patients, usually in close proximity to the general service acute care hospital to which the physicians are affiliated. The types of services provided in a medical office building may include outpatient therapy, clinics, examination facilities and the provision of other medical services in a non-hospital setting.

    ACUTE CARE HOSPITALS. Acute care hospitals provide services that include, among others, general surgery, internal medicine, obstetrics, emergency room care, radiology, diagnostic services, coronary care, pediatric services and psychiatric services. On an outpatient basis, the services include, among others, same day surgery, diagnostic radiology (e.g. magnetic resonance imaging, CT scanning, X-ray), rehabilitative therapy, clinical laboratory services, pharmaceutical services and psychiatric services.

    ALCOHOL AND SUBSTANCE ABUSE TREATMENT FACILITIES. These facilities provide inpatient treatment for alcohol and substance abuse, including medical evaluation, detoxification and rehabilitation. Specialized programs offer treatment for adults, adolescents, families and chronic abusers.

    PSYCHIATRIC HOSPITALS. The psychiatric hospitals offer comprehensive, multidisciplinary adult, adolescent and substance abuse psychiatric programs. Patients are evaluated upon admission and an individualized treatment plan is developed. Elements of the treatment plan include individual, group and family therapy, activity therapy, educational programs and career and vocational planning.

    HOTELS. La Quinta hotels appeal to guests who desire high-quality rooms, convenient locations and attractive prices, but who do not require banquet and convention facilities, in-house restaurants, cocktail lounges or room service.

    The new Inn & Suites hotels offer rooms designed to accommodate the needs of the guest irrespective of the purpose or length of the stay. The King Plus Extra rooms and deluxe two-room suites include features that may be desirable for longer stays. In addition, the Inn & Suites hotels offer fitness centers and courtyards with gazebos and spas. Typically, food service for La Quinta guests is provided by adjacent, free-standing restaurants.

    To maintain the overall quality of La Quinta's hotels, each hotel undergoes refurbishments and capital improvements as needed. Historically, refurbishing has been provided at intervals of between five and seven years, based on an annual review of the condition of each hotel. La Quinta spent approximately $22,010,000 in capital improvements to existing hotels during 1999. La Quinta has made approximately $323,185,000 in investments in La Quinta Inns during the period 1995-1999. As a result of these expenditures, La Quinta believes it has been able to maintain a chain-wide quality of rooms and common areas at its hotels unmatched by any other national mid-priced hotel chain.

OTHER HEALTHCARE INVESTMENTS

    At various dates between July 1996 and August 1998, Realty invested approximately $57,204,000 in exchange for 26,606,000 shares of common stock, representing 19.99% of NHP plc, a property investment group that specializes in the financing, through sale and leaseback transactions, of nursing homes located in the United Kingdom. Realty does not have the right to vote more than 9.99% of the shares of NHP Plc. As of September 30, 1999 (NHP Plc's year-end), NHP Plc had invested approximately L630,020,000 in 343 nursing homes, totaling 17,822 beds. The facilities are leased to 24 nursing home operators in the United Kingdom with terms and conditions similar to those contained in Realty's leases.

    Realty also has an investment consisting of 1,081,000 shares of capital stock and warrants to purchase 5,000 shares of stock in Balanced Care Corporation, a healthcare operator. This investment has a market value of $1,426,000 at December 31, 1999 and is included in Realty's and the Companies' financial statements.

                                     LEASES

HEALTHCARE FACILITIES

    Generally, each healthcare facility (which includes the land, buildings, improvements, related easements, and rights and fixtures (the "Leased Healthcare Properties")) that is owned by Realty is leased pursuant to a long-term triple net lease (collectively, the "Leases") which typically contains terms as outlined below. Leased Healthcare Properties usually do not include major movable equipment.

    The Leases generally have a fixed term of approximately 10 years and contain multiple renewal options. Some Leases are subject to earlier termination upon the occurrence of certain contingencies described in the Lease.

    Realty's Leased Healthcare Properties aggregated approximately $1,335,269,000 at December 31, 1999. The base rents range from approximately 7.83% to 13.75% per annum of Realty's equity investment in the Leased Healthcare Properties. The base rents for the renewal periods are generally fixed rents for the initial renewal periods and market rates for later renewal periods. All Leases provide for either an automatic fixed annual rent escalation or additional variable rents in addition to the base rent, based on revenues exceeding specified base revenues. Realty typically also charges a lease commitment fee at the initiation of the sale/leaseback transaction.

    Each Lease is a triple net lease requiring the lessee to pay rent and all additional charges incurred in the operation of the Leased Property. The lessees are required to repair, rebuild and maintain the Leased Healthcare Properties.

    The obligations under the Leases are generally guaranteed by the parent corporation of the lessee, if any, or affiliates or individual principals of the lessee. Some obligations are further backed by letters of credit, cash collateral or pledges of certificates of deposit from various financial institutions which may cover up to one full year's lease payments and which remain in effect until the expiration of a fixed time period or the fulfillment of certain performance criteria.

    Realty also obtains other credit enhancement devices similar to those it may obtain with respect to permanent mortgage loans. See "Permanent Mortgage Loans" for a description.

    With respect to two of the facilities, Realty leases the land pursuant to ground leases and in turn subleases the land to the operator of the facility. Such subleases contain terms substantially similar to those found in the Leases.

HOTEL FACILITIES

    Generally, each hotel facility (which includes land, easements and rights, buildings, improvements, furniture, fixtures and equipment) that is owned by Realty is leased to Operating pursuant to long-term lease arrangements.

    The lease agreements have fixed terms of 5 years. Realty's gross real estate investment in the leased hotel facilities aggregate approximately $2,627,528,000 at December 31, 1999. The base rents range from 3.45% to 15.26% per annum of Realty's equity investment in the leased hotel facilities. The hotel facility lease arrangements between Realty and Operating include quarterly base or minimum rents plus contingent or percentage rents based on quarterly gross revenue thresholds for each facility.

    Operating is required to pay rent and all operating expenses of the hotel facilities while Realty assumes costs attributable to real estate taxes and insurance. Operating is required to provide for all repairs, replacements and alterations to the leased facilities which are not considered capital additions or material structural work, as defined in the lease agreements. Realty will provide for all capital additions and material structural work.

                            PERMANENT MORTGAGE LOANS

    Realty's permanent mortgage loan program is comprised of secured loans which are structured to provide Realty with interest income, additional interest based upon the revenue growth of the operating facility or a fixed rate increase, principal amortization and commitment fees. Virtually all of the approximately $1,092,335,000 permanent mortgage loans at face value as of December 31, 1999 are first mortgage loans.

    The interest rates on Realty's investments in permanent mortgage loans for operating facilities range from approximately 7.6% to 12.5% per annum on the outstanding balances. The yield to Realty on permanent mortgage loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan, the amount of the commitment fee charged at the inception of the loan, the interest rate adjustments and the additional interest earned.

    The permanent mortgage loans for operating facilities made through December 31, 1999 are generally subject to 10-year terms with up to 20 to 30-year amortization schedules that provide for a balloon payment of the outstanding principal balance at the end of the tenth year. Some of the mortgages include an interest adjustment in the fifth year which generally provides for interest to be charged at the greater of the current interest rate or 300 to 400 basis points over the five-year United States Treasury securities' yield at the time of adjustment.

    Realty has historically required a variety of additional forms of security and collateral beyond that which is provided by the lien of the mortgage. For example, Realty requires one or more of the following items: (a) a guaranty of the complete payment and performance of all obligations associated with each mortgage loan from the borrower's parent corporation, if any, other affiliates of the borrower and/or one or more of the individual principals controlling such borrower; (b) a collateral assignment from the borrower of the leases and the rents relating to the mortgaged property; (c) a collateral assignment from the borrower of all permits, licenses, approvals and contracts relating to the operation of the mortgaged property; (d) a pledge of all, or substantially all, of the equity interest held in the borrower; (e) cash collateral or a pledge of a certificate of deposit, for a negotiated dollar amount typically equal to three months to one year's principal and interest on the loan (which cash collateral or pledge of certificate of deposit typically remains in effect until the later to occur of (i) three years after the closing of the mortgage loan or
(ii) the achievement by the facility of an agreed-upon cash flow debt coverage ratio for three consecutive fiscal quarters and, in the event that after the expiration of the letter of credit or pledge of certificate of deposit, the agreed-upon financial covenants are not maintained throughout the loan term, the borrower is often required to reinstate the cash collateral or pledge of certificate of deposit); (f) an agreement by any affiliate of the borrower or operator of the facility to subordinate all payments due to it from the borrower to all payments due to Realty under the mortgage loan; and (g) a security interest in all of the borrower's personal property, including, in some instances, the borrower's accounts receivable. In addition, the mortgage loans are generally cross-defaulted and cross-collateralized with any other mortgage loans, leases or other agreements between the borrower or any affiliate of the borrower and Realty.

                       DEVELOPMENT INVESTMENTS AND LOANS

    Realty makes development investments or loans, which by their terms are, or convert into, sale/ leaseback transactions or permanent mortgage loans upon the completion of the facilities. Generally, the interest or yield rates on the outstanding balances of Realty's developments are up to 125-200 basis points over the prime rate of a specified financial institution. Realty also typically charges a commitment fee at the commencement of the project. The development period generally commences upon the funding of such investments or loans and terminates upon the earlier of the completion of development of the applicable facility or a specific date. This period is generally 12 to 18 months. During the development term, funds are advanced pursuant to draw requests in accordance with the terms and conditions of the applicable agreement which requires a site visit prior to the advancement of funds. Monthly payments based on an interest or yield rate only, are made on the total amount of the investment or loan proceeds advanced during the development period.

    At December 31, 1999 Realty had outstanding development financing of $11,161,000 and was committed to providing additional financing of approximately $23,000,000 related to healthcare transactions. As with Realty's sale/leaseback transactions or permanent mortgage financing programs, the developments historically have included a variety of additional forms of security and collateral. See "Leases" and "Permanent Mortgage Loans." During the development period, Realty historically has required additional security and collateral in the form of either payment and performance completion bonds or completion guarantees by either one, or a combination of, the lessee's or borrower's parent entity, other affiliates, or one or more of the individual principals.

    As a further safeguard during the development period, Realty will often retain a portion of the funding equal to 10% of the transaction amount until it has received satisfactory evidence that the project has been fully completed in accordance with the applicable plans and specifications and the period during which liens may be perfected with respect to any work performed, or labor or materials supplied, in connection with the construction of the project has expired. Realty also monitors the progress of the development of each project, the construction budget and the accuracy of the borrower's draw requests by having its own inspector perform on-site inspections of the project prior to the release of any requested funds.

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

ITEM 3. LEGAL PROCEEDINGS

    The Companies are party to a number of other claims and lawsuits arising out of the normal course of business. We believe that none of these claims or pending lawsuits, either individually or in the aggregate, will have a material adverse affect on our businesses or on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANTS

    The following information relative to Realty's executive officers is given as of January 31, 2000:

NAME                            AGE                        POSITION WITH REALTY
----                          --------   --------------------------------------------------------
Clive D. Bode...............     56      Chairman

William G. Byrnes...........     49      Chief Executive Officer and Director

Michael F. Bushee...........     42      Chief Operating Officer

Michael S. Benjamin.........     42      Senior Vice President, Secretary and General Counsel

Laurie T. Gerber............     42      Chief Financial Officer and Treasurer

John G. Demeritt............     39      Controller

Stephen C. Mecke............     37      Vice President of Acquisitions

Debora A. Pfaff.............     35      Vice President of Operations

Richard W. Pomroy...........     42      Vice President of Development

    CLIVE D. BODE has been Chairman of the Board of Realty since October 1999. Mr. Bode has been a special advisor to certain members of the Bass family of Fort Worth, Texas for the past 10 years. Mr. Bode is also Director of Kelly, Hart & Hallman, a Fort Worth based law firm.

    WILLIAM G. BYRNES has been the Chief Executive Officer since January 28, 2000 and a director of Operating since 1998. He was previously a Distinguished Professor of Finance at Georgetown University, from August 1998 to May 1999, and was associated with Alex.Brown and Sons, investment bankers, from 1981 through 1998. Mr. Byrnes is also Chairman and CEO of Capital Market Solutions LLC and a Director of JDN Realty Corporation, a real estate development and asset management company traded on the New York Stock Exchange and a Director of Security Capital Preferred Growth Incorporated and non-executive Chairman of Pulpfree, Inc.

    MICHAEL F. BUSHEE has been Chief Operating Officer of Realty since
September 1994. He was Senior Vice President of Operations of Realty from November 1993 through August 1994, Vice President from December 1989 to
October 1993, Director of Development from January 1988 to December 1989 and has been associated with Realty since April 1987. Mr. Bushee was previously associated with The Stop & Shop Companies, Inc., a retailer of food products and general merchandise, for three years and Wolf & Company, P.C., independent accountants, for four years.

    MICHAEL S. BENJAMIN has been Senior Vice President, Secretary and General Counsel of Realty since October 1993. He was Vice President, Secretary and General Counsel from May 1992 to October 1993, Secretary and General Counsel from December 1990 to May 1992 and Assistant Counsel to Realty from
November 1989 to December 1990. His previous association was with the law firm of Brown, Rudnick, Freed & Gesmer, from 1983 to 1989.

    LAURIE T. GERBER, a Certified Public Accountant, joined Realty in December 1996 as Chief Financial Officer and was named Treasurer in February, 2000. Prior to joining Realty, she was a partner in the accounting firm of Coopers & Lybrand, L.L.P., where she worked for 14 years.

    JOHN G. DEMERITT, a Certified Public Accountant, has been Controller of Realty since October 1995. Prior to that, he was Corporate Controller of CMG Information Services, Inc., an information service provider, from 1994 to 1995. Mr. Demeritt was Vice President of Finance and Treasurer of Salem Sportswear Corporation, a manufacturer and marketer of licensed sports apparel, from June 1991 to

November 1993. He was Controller of Scitex America Corporation, a manufacturer and distributor of electronic prepress equipment, from August 1986 to June 1991, and was previously associated with Laventhol & Horwath, independent accountants, from 1983 to 1986.

    STEPHEN C. MECKE has been Vice President of Acquisitions since October 1995 and has been Realty's Director of Acquisitions since June 1992. He was previously the Manager of Underwriting at Continental Realty Credit Inc., a commercial mortgage company, from October 1988 to June 1992.

    DEBORA A. PFAFF, a Certified Public Accountant, has been Vice President of Operations since October 1995 and has been Realty's Director of Operations since September 1992. Ms. Pfaff was previously a Senior Manager with KPMG Peat Marwick where she worked from 1985 to 1992.

    RICHARD W. POMROY has been Vice President of Development since October 1997 and has been Director of Development since 1994. Prior to joining Realty, he was a project manager responsible for the management and development of construction projects at Continuum Care Corporation, an operator of nursing homes, subacute healthcare centers, and rehabilitation facilities. Mr. Pomroy began his career in the real estate industry as an architectural project manager, and gained additional property management experience as senior project manager, and later as vice president of construction, for several Boston area general contracting firms.

    The following information relative to Operating and Lodging executive officers is given as of January 31, 2000:

NAME                            AGE                      POSITION WITH OPERATING
----                          --------   --------------------------------------------------------
Clive D. Bode...............     56      Chairman

William C. Baker............     67      President

Lodging--LaQuinta Inns:
William S. McCalmont........     44      Interim President and Chief Executive Officer, Senior
                                         Vice President and Chief Financial Officer

John F. Schmutz.............     52      Senior Vice President and General Counsel

Vito J. Stellato............     47      Senior Vice President

Thomas F. Hall..............     52      Senior Vice President-Operations

    CLIVE D. BODE has been Chairman of the Board of Operating since
October 1999. Mr. Bode has been a special advisor to certain members of the Bass Family of Fort Worth, Texas for the past 10 years. Mr. Bode is also Director of Kelly, Hart & Hallman, a Fort Worth based law firm.

    WILLIAM C. BAKER has been the President of Operating since August 1998 and a Director of Operating since November 1997. Prior to such date, he served as Chairman of the Board of Santa Anita Realty Enterprises, Inc., and Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company from August 1996 through the completion of the Santa Anita Mergers and as a Director from 1991 through the completion of the Santa Anita Mergers. Mr. Baker was Chief Executive Officer of Santa Anita Realty Enterprises from April 1996 to
August 1996. Mr. Baker was the President of Red Robin International, Inc. (restaurant company) from 1993 to 1995, a private investor from 1988 to 1992 and Chairman of the Board and Chief Executive Officer of Del Taco, Inc. (restaurant franchises) from 1976 to 1988. He has also served as Chairman of the Board of Coast Newport Properties (real estate brokers) since 1991. Mr. Baker is a Director of Callaway Golf Company (golf equipment) and Public Storage, Inc.
(REIT).

    WILLIAM S. MCCALMONT has been interim President and Chief Executive Officer of La Quinta Inns since October 1999 and Senior Vice President and Chief Financial Officer of Lodging since July 1998. Prior to that he was Senior Vice President and Chief Financial Officer of La Quinta Inns, Inc. since
October 1997. Mr. McCalmont served as Senior Vice President and Chief Financial Officer of FelCor Suite Hotels from

July 1996 to October 1997, as Vice President-Treasurer of Harrah's Entertainment from June 1995 to July 1996 and as Vice President-Treasurer of The Promus Companies from November 1991 to June 1995.

    JOHN F. SCHMUTZ has been Senior Vice President and General Counsel of Lodging since July 1998. Prior to that he was Vice President-General Counsel and Secretary of La Quinta Inns, Inc. since June 1992. Mr. Schmutz served as Vice President-General Counsel of Sbarro, Inc. from May 1991 to June 1992 and as Vice President-Legal of Hardee's Food Systems, Inc. from April 1983 to May 1991.

    VITO J. STELLATO has been the Senior Vice President--Human Resources of Lodging since December of 1998. Prior to that, he was Vice President of Human Resources for Harrah's Entertainment, Inc. at their Las Vegas and New Orleans properties. Mr. Stellato was Vice President of Human Resources for Embassy Suites Hotels and has also held positions with Holiday Inns and the U.S. Office of Personnel Management.

    THOMAS F. HALL has been the Senior Vice President-Operations of Lodging since December 1998. Prior to that he held various senior executive positions with Harrah's Entertainment, Inc. Prior to Harrah's Mr. Hall held senior level positions within Promus Companies as Vice President Operations for Embassy Suites' Eastern Region and Vice President Operations for Hampton Inns, Inc.

                                    PART II

ITEM 5A. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PAIRED SHARES OF COMMON STOCK

    MARKET INFORMATION. The Companies' common shares are paired and trade together on the New York Stock Exchange under the symbol MT. The following table sets forth, for the periods shown, the high and low sales prices for the shares (as reported on the New York Stock Exchange Composite Tape) as adjusted for the La Quinta and Cobblestone Mergers:

                           1999                                               1998
QUARTER                    HIGH       LOW          QUARTER                    HIGH       LOW
-------                  --------   --------       -------                  --------   --------
First..................   $16.25     $11.56        First..................   $36.75     $29.19
Second.................   $14.19     $11.38        Second.................   $31.56     $25.13
Third..................   $13.00     $ 8.00        Third..................   $27.50     $13.69
Fourth.................   $ 8.50     $ 5.44        Fourth.................   $18.94     $11.81

    HOLDERS. There were approximately 13,374 holders of record of the Companies' paired common shares as of January 31, 2000. Included in the number of shareholders of record are paired common shares held in "nominee" or "street" name.

    DIVIDENDS. Realty has declared the following distributions on the paired common shares during its two most recent fiscal years. Pursuant to Internal Revenue Code Section 857 (b) (3) (C), for the year ended December 31, 1999, Realty designates the following cash distributions to holders of Realty common shares as capital gains dividends, in the amounts set forth below:

COMMON SHARES
  CUSIP 58501T306

                                                                                         NON-TAXABLE
DATE                     DATE OF                 PER SHARE    ORDINARY    25% CAPITAL     RETURN OF
DECLARED                 RECORD      PAY DATE      AMOUNT      INCOME         GAIN         CAPITAL
--------                ---------   ----------   ----------   ---------   ------------   ------------
 14-Jan-99              29-Jan-99   16-Feb-99     $0.46000    $0.41544      $0.00130       $0.04326
 14-Apr-99              30-Apr-99   14-May-99      0.46000     0.41544       0.00130        0.04326
 12-Jul-99              30-Jul-99   16-Aug-99      0.46000     0.41544       0.00130        0.04326
 15-Oct-99              29-Oct-99   15-Nov-99      0.46000     0.41544       0.00130        0.04326
                                                  --------    --------      --------       --------
  Total                                           $1.84000    $1.66176      $0.00520       $0.17304
                                                  ========    ========      ========       ========
 Percentage                                            100%   90.31283%      0.28187%       9.40530%
                                                  ========    ========      ========       ========

    Pursuant to Internal Revenue Code Section 857 (b) (3) (C), for the year ended December 31, 1998, Realty designates the following cash distributions to holders of Realty common shares as capital gains dividends in the amounts set forth below:

                                                                                                         NON-TAXABLE
DATE                     DATE OF                  PER SHARE    ORDINARY    25% CAPITAL    20% CAPITAL     RETURN OF
DECLARED                  RECORD      PAY DATE      AMOUNT      INCOME         GAIN           GAIN         CAPITAL
--------                ----------   ----------   ----------   ---------   ------------   ------------   ------------
 9-Jan-98               30-Jan-98    13-Feb-98     $0.60625    $0.36016      $0.03845       $0.18284       $0.02480
 14-Apr-98              30-Apr-98    15-May-98      0.61125     0.36313       0.03876        0.18434        0.02502
 9-Jul-98               31-Jul-98    14-Aug-98      0.61625     0.36610       0.03908        0.18585        0.02522
 17-Jul-98              28-Aug-98    11-Sep-98      0.88361     0.52493       0.05603        0.26648        0.03617
 15-Oct-98              30-Oct-98    13-Nov-98      0.62125     0.36907       0.03940        0.18736        0.02542
                                                   --------    --------      --------       --------       --------
 Total                                             $3.33861    $1.98339      $0.21172       $1.00687       $0.13663
                                                   ========    ========      ========       ========       ========
 Percentage                                             100%   59.40794%      6.34157%      30.15842%       4.09207%
                                                   ========    ========      ========       ========       ========

    Cash flow from operating activities available for distribution to shareholders of Realty will be derived primarily from the rental payments and interest payments derived from its real estate investments. All distributions will be made by Realty at the discretion of the Board of Directors and will depend on the earnings of Realty, its financial condition and such other factors as the Directors deem relevant. In order to qualify for the beneficial tax treatment accorded to real estate investment trusts by Sections 856 to 860 of the Internal Revenue Code, Realty is required to make distributions to holders of its common shares of at least 95% of its "real estate investment trust taxable income", including net taxable gains for the year ended December 31, 2000. As part of the Five Point Plan, the dividend on Realty's common shares was suspended in January 2000. Realty's Board of Directors expects to declare the minimum dividend required to maintain Realty's REIT status in December 2000.

SERIES A PREFERRED STOCK

    MARKET INFORMATION. On June 10, 1998, Realty issued 7,000,000 depositary shares (the "Series A Depositary Shares"). Each Series A Depositary Share represents one-tenth of a share of 9% Series A Cumulative Redeemable Preferred Stock with a par value of $.10 per share ("Series A Preferred Stock").

                           1999                                               1998
QUARTER                    HIGH       LOW          QUARTER                    HIGH       LOW
-------                  --------   --------       -------                  --------   --------
First..................   $22.31     $19.44        First..................       --         --
Second.................   $22.25     $19.13        Second.................   $25.25     $25.00
Third..................   $21.44     $14.88        Third..................   $25.38     $19.13
Fourth.................   $15.63     $11.81        Fourth.................   $23.00     $19.00

    HOLDERS. There were approximately 239 holders of record of Realty's Series A Depositary Shares as of January 31, 2000. Included in the number of holders of record are Series A Depositary Shares held in "nominee" or "street" name.

    DIVIDENDS. Pursuant to Internal Revenue Code Section 857 (b)(3)(C), for the year ended December 31, 1999, Realty designates the following cash distributions to its holders of Series A Depositary Shares as capital gains dividends, in the amount set forth below:

PREFERRED SERIES A SHARES
  CUSIP 588501T405

                         DATE OF                  PER SHARE    ORDINARY    25% CAPITAL
DATE DECLARED             RECORD      PAY DATE      AMOUNT      INCOME         GAIN
-------------           ----------   ----------   ----------   ---------   ------------
 05-Mar-99              15-Mar-99    31-Mar-99    $ 0.56250    $0.56075     $ 0.00175
 01-Jun-99              15-Jun-99    30-Jun-99      0.56250     0.56075       0.00175
 01-Sep-99              15-Sep-99    30-Sep-99      0.56250     0.56075       0.00175
 03-Dec-99              15-Dec-99    31-Dec-99      0.56250     0.56075       0.00175
                                                  ---------    ---------    ---------
 Total                                            $ 2.25000    $2.24300     $ 0.00700
                                                  =========    =========    =========
 Percentage                                             100%   99.68886%       .31114%
                                                  =========    =========    =========

    Pursuant to Internal Revenue Code Section 857 (b)(3)(c), for the year ended December 31, 1998, Realty designates the following cash distribution to its holders of Series A Depository Shares as capital gains dividends in the amount set forth below:

DATE                     DATE OF                  PER SHARE    ORDINARY    25% CAPITAL    20% CAPITAL
DECLARED                  RECORD      PAY DATE      AMOUNT      INCOME         GAIN           GAIN
--------                ----------   ----------   ----------   ---------   ------------   ------------
 8-Sep-98               15-Sep-98    30-Sep-98     $0.64375    $0.39876      $0.04256       $0.20243
 1-Dec-98               15-Dec-98    31-Dec-98      0.56250     0.34843       0.03719        0.17688
                                                   --------    --------      --------       --------
 Total                                             $1.20625    $0.74719      $0.07975       $0.37931
                                                   ========    ========      ========       ========
 Percentage                                             100%   61.94268%      6.61214%      31.44518%
                                                   ========    ========      ========       ========

ITEM 6. SELECTED FINANCIAL INFORMATION

    The following data sets forth certain financial information for the Companies, Realty, and Operating. This information is based and should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Joint Annual Report on Form 10-K.

                FOR THE MEDITRUST COMPANIES, ON A COMBINED BASIS

                                                              1999        1998        1997        1996        1995
                                                            ---------   ---------   ---------   ---------   ---------
                                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
OPERATING DATA:
Revenue...................................................  $911,981    $ 639,377   $289,038    $254,024    $209,369
                                                            --------    ---------   --------    --------    --------
Expenses:
  Hotel operations........................................   283,988      119,584
  Depreciation and amortization...........................   135,853       87,228     26,838      21,651      16,620
  Amortization of goodwill................................    21,470       13,265      2,349       1,556       1,556
  Interest expense........................................   244,973      178,458     87,412      64,216      64,163
  Rental property operating expenses......................    36,517       15,638        210
  General and administrative expenses.....................    32,826       27,098     10,257       8,625       7,058
  Other...................................................   108,984      111,215
  (Income) loss from unconsolidated joint venture.........                   (906)        10
  Gain on sale of assets and securities, net..............   (12,042)     (48,483)
                                                            --------    ---------   --------    --------    --------
      Total expenses......................................   852,569      503,097    127,076      96,048      89,397
                                                            --------    ---------   --------    --------    --------
Income from continuing operations before benefit of income
  taxes...................................................    59,412      136,280    161,962     157,976     119,972
Income tax benefit........................................                  4,800
                                                            --------    ---------   --------    --------    --------
Income from continuing operations.........................    59,412      141,080    161,962     157,976     119,972
Discontinued operations, net..............................    30,413     (294,227)       450
                                                            --------    ---------   --------    --------    --------
Net income (loss) before extraordinary item...............    89,825     (153,147)   162,412     157,976     119,972
Loss on prepayment of debt................................                                                    33,454
                                                            --------    ---------   --------    --------    --------
Net income (loss).........................................    89,825     (153,147)   162,412     157,976      86,518
Preferred stock dividends.................................   (16,283)      (8,444)
                                                            --------    ---------   --------    --------    --------
Net income (loss) available to Paired Common
  Shareholders............................................  $ 73,542    $(161,591)  $162,412    $157,976    $ 86,518
                                                            ========    =========   ========    ========    ========

                FOR THE MEDITRUST COMPANIES, ON A COMBINED BASIS

                                                         1999          1998         1997        1996        1995
                                                      -----------   -----------   ---------   ---------   ---------
                                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
Per Share Data:
Basic earnings (loss) per Paired Common Share:
Income from continuing operations...................  $       .41   $      1.17   $    2.13   $    2.21   $    2.10
Discontinued operations, net........................          .22         (2.44)       0.01                      --
                                                      -----------   -----------   ---------   ---------   ---------
Net income (loss) before extraordinary item.........          .63         (1.27)       2.14        2.21        2.10
Loss on prepayment of debt..........................                                                          (0.59)
                                                      -----------   -----------   ---------   ---------   ---------
Net income (loss)...................................          .63         (1.27)       2.14        2.21        1.51
Preferred stock dividends...........................         (.11)        (0.07)
                                                      -----------   -----------   ---------   ---------   ---------
Net income (loss) available to Paired Common
  shareholders......................................  $       .52   $     (1.34)  $    2.14   $    2.21   $    1.51
                                                      ===========   ===========   =========   =========   =========
Diluted earnings (loss) per Paired Common Share:
Income from continuing operations...................  $       .41   $      1.12   $    2.12   $    2.20   $    2.09
Discontinued operations, net........................          .21         (2.35)
                                                      -----------   -----------   ---------   ---------   ---------
Net income (loss) before extraordinary item.........          .62         (1.23)       2.12        2.20        2.09
Loss on prepayment of debt..........................                                                          (0.58)
                                                      -----------   -----------   ---------   ---------   ---------
Net income (loss)...................................          .62         (1.23)       2.12        2.20        1.51
Preferred stock dividends...........................         (.11)        (0.06)
                                                      -----------   -----------   ---------   ---------   ---------
Net income (loss) available to Paired Common
  shareholders......................................  $       .51   $     (1.29)  $    2.12   $    2.20   $    1.51
                                                      ===========   ===========   =========   =========   =========
Weighted average shares outstanding:
Basic...............................................      142,783       120,515      76,070      71,445      57,152
                                                      -----------   -----------   ---------   ---------   ---------
Diluted.............................................      142,907       125,508      76,524      71,751      57,457
                                                      -----------   -----------   ---------   ---------   ---------
Distributions paid..................................  $      1.84   $      3.34   $    2.38   $    2.31   $    2.25
                                                      -----------   -----------   ---------   ---------   ---------
Cash Flow Data:
Cash provided by operating activities...............  $   230,178   $   176,171   $ 184,412   $ 188,551   $ 149,997
Cash provided by (used in) investing activities.....      575,948    (1,104,060)   (571,325)   (437,150)   (310,135)
Cash provided by (used in) financing activities.....   (1,104,362)    1,189,613     387,919     247,077     164,449

                                                                             DECEMBER 31,
                                                    --------------------------------------------------------------
                                                       1999         1998         1997         1996         1995
                                                    ----------   ----------   ----------   ----------   ----------
                                                                            (IN THOUSANDS)
Balance Sheet Data:
Real estate investments, net......................  $4,672,659   $5,086,736   $2,935,772   $2,188,078   $1,777,798
Total assets......................................   5,467,757    6,459,551    3,280,283    2,316,875    1,891,852
Indebtedness......................................   2,597,438    3,301,722    1,377,438      858,760      762,291
Total liabilities.................................   2,794,544    3,508,623    1,454,544      931,934      830,097
Total shareholders' equity........................   2,673,213    2,950,928    1,825,739    1,384,941    1,061,755

                           FOR MEDITRUST CORPORATION

                                                              1999        1998        1997        1996        1995
                                                            ---------   ---------   ---------   ---------   ---------
                                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
Operating Data:
Revenue...................................................  $608,166    $ 518,872   $289,119    $254,024    $209,369
                                                            --------    ---------   --------    --------    --------
Expenses:
  Hotel operations........................................     4,723        2,060
  Depreciation and amortization...........................   128,642       84,327     26,838      21,651      16,620
  Amortization of goodwill................................    20,723       12,505      2,214       1,556       1,556
  Interest expense........................................   246,413      178,374     87,412      64,216      64,163
  Rental property operating expenses......................    36,517       15,638        210
  General and administrative expenses.....................    13,968       18,374     10,111       8,625       7,058
  Other...................................................    79,308       96,052
  (Income) loss from unconsolidated joint venture.........                   (906)        10
  Gain on sale of assets and securities, net..............   (12,042)     (48,483)
                                                            --------    ---------   --------    --------    --------
      Total expenses......................................   518,252      357,941    126,795      96,048      89,397
                                                            --------    ---------   --------    --------    --------
Income from continuing operations before benefit of income    89,914      160,931    162,324     157,976     119,972
  taxes...................................................
Discontinued operations, net..............................    40,216     (295,875)       688
                                                            --------    ---------   --------    --------    --------
Net income (loss) before extraordinary item...............   130,130     (134,944)   163,012     157,976     119,972
Loss on prepayment of debt................................                                                    33,454
                                                            --------    ---------   --------    --------    --------
Net income (loss).........................................   130,130     (134,944)   163,012     157,976      86,518
Preferred stock dividends.................................   (16,283)      (8,444)
                                                            --------    ---------   --------    --------    --------
Net income (loss) available to Paired Common                $113,847    $(143,388)  $163,012    $157,976    $ 86,518
  shareholders............................................
                                                            ========    =========   ========    ========    ========
Per Share Data:
Basic earnings (loss) per Paired Common Share:
Income from continuing operations.........................  $    .62    $    1.32   $   2.13    $   2.21    $   2.10
Discontinued operations, net..............................       .28        (2.43)      0.01
                                                            --------    ---------   --------    --------    --------
Net income (loss) before extraordinary item...............       .90        (1.11)      2.14        2.21        2.10
Loss on prepayment of debt................................                                                      0.59
                                                            --------    ---------   --------    --------    --------
Net income (loss).........................................       .90        (1.11)      2.14        2.21        1.51
Preferred stock dividends.................................      (.11)       (0.07)
                                                            --------    ---------   --------    --------    --------
Net income (loss) available to Paired Common                $    .79    $   (1.18)  $   2.14    $   2.21    $   1.51
  shareholders............................................
                                                            ========    =========   ========    ========    ========

                           FOR MEDITRUST CORPORATION

                                                         1999          1998         1997        1996        1995
                                                      -----------   -----------   ---------   ---------   ---------
                                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
Diluted earnings (loss) per Paired Common Share
Income (Loss) from continuing operations............  $       .62   $      1.27   $    2.11   $    2.20   $    2.09
Discontinued operations, net........................          .28         (2.33)       0.01
                                                      -----------   -----------   ---------   ---------   ---------
Net income (loss) before extraordinary item.........          .90         (1.06)       2.12        2.20        2.09
Loss on prepayment of debt..........................                                                           0.58
                                                      -----------   -----------   ---------   ---------   ---------
Net income (loss)...................................          .90         (1.06)       2.12        2.20        1.51
Preferred stock dividends...........................         (.11)        (0.07)
                                                      -----------   -----------   ---------   ---------   ---------
Net income (loss) available to Paired Common          $       .79   $     (1.13)  $    2.12   $    2.20   $    1.51
  shareholders......................................
                                                      -----------   -----------   ---------   ---------   ---------
Weighted average shares outstanding:
Basic...............................................      144,088       121,820      76,274      71,445      57,152
                                                      -----------   -----------   ---------   ---------   ---------
Diluted.............................................      144,212       126,813      77,007      71,751      57,457
                                                      -----------   -----------   ---------   ---------   ---------
Distributions paid..................................  $      1.84   $      3.34   $    2.38   $    2.31   $    2.25
                                                      -----------   -----------   ---------   ---------   ---------
Cash Flow Data:
Cash provided by operating activities...............  $   260,414   $   187,606   $ 185,195   $ 188,551   $ 149,997
Cash provided by (used in) investing activities.....      550,858    (1,128,412)   (580,560)   (437,150)   (310,135)
Cash provided by (used in) financing activities.....   (1,098,187)    1,209,441     376,698     247,077     164,449

                                                                             DECEMBER 31,
                                                    --------------------------------------------------------------
                                                       1999         1998         1997         1996         1995
                                                    ----------   ----------   ----------   ----------   ----------
                                                                            (IN THOUSANDS)
Balance Sheet Data:
Real estate investments, net......................  $4,652,631   $5,067,217   $2,935,772   $2,188,078   $1,777,798
Total assets......................................   5,375,049    6,320,985    3,215,928    2,316,875    1,891,852
Indebtedness......................................   2,597,438    3,301,722    1,377,438      858,760      762,291
Total liabilities.................................   2,737,271    3,447,632    1,423,688      931,934      830,097
Total shareholders' equity........................   2,637,778    2,873,353    1,792,240    1,384,941    1,061,755

                        FOR MEDITRUST OPERATING COMPANY

                                                            YEAR ENDED         INITIAL PERIOD
                                                           DECEMBER 31,             ENDED
                                                       ---------------------    DECEMBER 31,
                                                         1999        1998           1997
                                                       ---------   ---------   ---------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating Data:
Revenue..............................................  $595,896    $253,249       $      48
Expenses:
  Hotel operations...................................   279,265     117,524
  Depreciation and amortization......................     7,211       2,901
  Amortization of goodwill...........................       747         760             135
  Interest expense...................................       273         796             129
  General and administrative expenses................    18,858       8,724             146
  Royalty to Meditrust Corporation...................    16,350       6,326
  Rent to Meditrust Corporation......................   274,018     125,706
  Other..............................................    29,676      15,163
                                                       --------    --------       ---------
Total expenses.......................................   626,398     277,900             410
                                                       --------    --------       ---------
Loss from continuing operations before                  (30,502)    (24,651)           (362)
  benefit of income taxes............................
Income tax benefit...................................                (4,800)
                                                       --------    --------       ---------
Loss from continuing operations......................   (30,502)    (19,851)           (362)
Discontinued operations..............................    (9,803)      1,648            (238)
                                                       --------    --------       ---------
Net loss.............................................  $(40,305)   $(18,203)      $    (600)
                                                       ========    ========       =========
Per Share Data:
Basic earnings (loss) per common share:
Loss from continuing operations......................  $   (.21)   $  (0.16)      $    (.01)
Discontinued operations, net.........................      (.07)       0.01
                                                       --------    --------       ---------
Net loss.............................................  $   (.28)   $  (0.15)      $    (.01)
                                                       ========    ========       =========
Diluted earnings (loss) per common share:
Loss from continuing operations......................  $   (.21)   $  (0.16)      $    (.01)
Discontinued operations, net.........................      (.07)       0.01
                                                       --------    --------       ---------
Net loss.............................................  $   (.28)   $  (0.15)      $    (.01)
                                                       ========    ========       =========
Weighted average shares outstanding
Basic................................................   142,783     120,515          82,490
Diluted..............................................   142,907     120,515          82,490
Cash Flow Data:
Cash used in operating activities....................  $(30,236)   $(11,435)      $    (783)
Cash provided by (used in) investing activities......    25,090      24,352         (34,427)
Cash provided by (used in) financing activities......    (6,175)    (19,828)         54,883

                                                                        DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Balance Sheet Data:
Total assets................................................  $160,814    $198,190    $120,426
Total liabilities...........................................   125,221     119,683      63,338
Total shareholders' equity..................................    35,593      78,507      57,088

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    CERTAIN MATTERS DISCUSSED HEREIN MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. THE MEDITRUST COMPANIES (THE "COMPANIES"), CONSISTING OF MEDITRUST CORPORATION ("REALTY") AND MEDITRUST OPERATING COMPANY ("OPERATING"), INTEND SUCH FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS, AND ARE INCLUDING THIS STATEMENT FOR PURPOSES OF COMPLYING WITH THESE SAFE HARBOR PROVISIONS. ALTHOUGH THE COMPANIES BELIEVE THE FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, THE COMPANIES CAN GIVE NO ASSURANCE THAT THEIR EXPECTATIONS WILL BE ATTAINED. ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN OR CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND REAL ESTATE CONDITIONS, THE CONDITIONS OF THE CAPITAL MARKETS IN GENERAL, THE IDENTIFICATION OF SATISFACTORY PROSPECTIVE BUYERS FOR HEALTHCARE RELATED ASSETS OF THE COMPANIES AND THE AVAILABILITY OF FINANCING FOR SUCH PROSPECTIVE BUYERS, THE AVAILABILITY OF FINANCING FOR THE COMPANIES' CAPITAL INVESTMENT PROGRAM, INTEREST RATES, COMPETITION FOR HOTEL SERVICES AND HEALTHCARE FACILITIES IN A GIVEN MARKET, THE SATISFACTION OF CLOSING CONDITIONS TO PENDING TRANSACTIONS DESCRIBED IN THIS JOINT ANNUAL REPORT ON FORM 10-K, THE ENACTMENT OF LEGISLATION FURTHER IMPACTING THE COMPANIES' STATUS AS A PAIRED SHARE REAL ESTATE INVESTMENT TRUST ("REIT") OR REALTY'S STATUS AS A REIT, THE FURTHER IMPLEMENTATION OF REGULATIONS GOVERNING PAYMENTS TO, AS WELL AS THE FINANCIAL CONDITIONS OF OPERATORS OF REALTY'S HEALTHCARE RELATED ASSETS, INCLUDING THE FILING FOR PROTECTION UNDER THE US BANKRUPTCY CODE BY ANY OPERATORS OF THE COMPANIES' HEALTHCARE ASSETS, THE IMPACT OF THE PROTECTION OFFERED UNDER THE US BANKRUPTCY CODE FOR THOSE OPERATORS WHO HAVE ALREADY FILED FOR SUCH PROTECTION AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE FILINGS OF REALTY AND OPERATING WITH THE SEC, INCLUDING, WITHOUT LIMITATION, THOSE RISKS DESCRIBED IN THE SECTION OF THIS JOINT ANNUAL REPORT ON FORM 10-K ENTITLED "CERTAIN FACTORS YOU SHOULD CONSIDER" BEGINNING ON PAGE 66 HEREOF.

OVERVIEW

    The basis of presentation includes Management's Discussion and Analysis of Financial Condition and Results of Operations for the combined and separate registrants under the Securities and Exchange Act of 1934, as amended. Management of the Companies believes that the combined presentation is most beneficial to the reader. However, it should be noted that combined results of operations for the year ended December 31, 1997 are principally related to the activity of Realty, as Operating commenced operations on October 3, 1997.

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

    After completing the Santa Anita Merger, the Companies began pursuing a strategy of diversifying into additional new businesses. Implementation of this strategy included the evaluation of numerous potential acquisition targets. On January 3, and January 11, 1998, Realty entered into definitive merger agreements for La Quinta Inns, Inc. and its wholly owned subsidiaries and its unincorporated partnership and joint venture (collectively "La Quinta" and the "La Quinta Merger") and Cobblestone Holdings, Inc. and its wholly owned subsidiary (collectively "Cobblestone" and the "Cobblestone Merger"), respectively. In February 1998, legislation was proposed which limited the ability of the Companies to utilize the paired share structure.

    The Companies consummated the Cobblestone Merger and the La Quinta Merger on May 29, 1998 and July 17, 1998, respectively. On July 22, 1998, the Internal Revenue Service Restructuring and Reform Act of 1998 (the "Reform Act") was enacted. The Reform Act limits the Companies' ability to grow through use of the paired share structure. While the Companies' use of the paired share structure in connection with the Cobblestone Merger and the La Quinta Merger was "grandfathered" under the Reform Act, the ability to use the paired share structure to acquire additional real estate and operating businesses conducted with the real estate assets (including the golf and lodging industries) was substantially limited. In addition, during the summer of 1998, the debt and equity capital markets available to REITs began to deteriorate, thus limiting the Companies' access to cost-efficient capital.

COMPREHENSIVE RESTRUCTURING PLAN

    During the third and fourth quarters of 1998 the Companies performed an analysis of the impact of the Reform Act, the Companies' limited ability to access the capital markets, and the operating strategy of the Companies' existing businesses. This analysis included advice from outside professional advisors and presentations by management on the different alternatives available to the Companies. The analysis culminated in the development of a comprehensive restructuring plan (the "1998 Plan") designed to strengthen the Companies' financial position and clarify its investment and operating strategy by focusing on the healthcare and lodging business segments. The Plan was announced on November 12, 1998 and included the following components:

    - Pursue the separation of the Companies' primary businesses, healthcare and lodging, by creating two separately traded publicly listed REITs. The Companies intended to spin off the healthcare financing business into a stand-alone REIT;

    - Continue to operate the Companies' healthcare and lodging businesses using the existing paired share REIT structure until a healthcare spin-off were to take place;

    - Sell more than $1 billion of assets, including the portfolio of golf-related real estate and operating properties ("Cobblestone Golf Group"), the Santa Anita Racetrack and approximately $550 million of healthcare properties;

    - Use the proceeds from these asset sales to achieve significant near-term debt reduction;

    - Settle fully the Companies' forward equity issuance transaction ("FEIT") with Merrill Lynch;

    - Reduce capital investments to reflect the current operating condition in each industry.

    During the latter part of 1998 and throughout 1999, the Companies implemented the various parts of the 1998 Plan including:

    - The sale of more than $1,400,000,000 of assets, including the Cobblestone Golf Group, the Santa Anita Racetrack and approximately $820,000,000 of healthcare properties;

    - The repayment of more than $625,000,000 of debt;

    - The full settlement of the FEIT; and

    - The realignment of capital investments to respond to the current operating environment in the healthcare and lodging industries.

    The Companies also endeavored to separate its healthcare and lodging businesses. However, the ability to separate these businesses was contingent upon the ability of each business to obtain a separate credit facility. The ability to obtain separate credit facilities was hindered by the capital market's heightened uncertainty surrounding both the long-term healthcare and mid-priced lodging industries. The Companies' Boards of Directors continued to evaluate the Companies' businesses and the capital market's response to these businesses. As a result, the Boards considered the Companies' alternatives and, after such consideration, adopted a reorganization plan that is no longer focused on the separation of the businesses and the spin-off of the healthcare business.

    As part of the 1998 Plan, the Companies classified golf and horseracing activities as discontinued operations for financial reporting purposes. Accordingly, management's discussion and analysis of the results of operations are focused on the Companies' primary businesses, healthcare and lodging.

FIVE POINT PLAN OF REORGANIZATION

    During the latter part of 1999, the Companies continued to analyze and evaluate the impact of the Companies' continued inability to access the capital markets, and the operating strategy of the Companies' existing businesses. This analysis included advice from outside professional advisors and presentations by management on the different alternatives available to the Companies, and included a review of the current state of the Companies' investments in the healthcare industry and the long-term prospects of both the healthcare and lodging industries.

    A number of factors have negatively impacted the long-term care and assisted living sectors of the healthcare industry. These include the federal government's shift to a Medicare prospective payment system ("PPS") in the skilled nursing industry, increased labor costs, fill-up periods of longer duration for assisted living facilities, increased regulation and tighter and more costly capital markets for both healthcare operating and financing companies. These factors have caused investment spreads to narrow and have caused a significant decline in the growth rate in the assisted living and nursing home industries. Therefore, a decision was made to reduce the Companies' investment in healthcare assets and focus its resources on its lodging division.

    The mid-priced lodging segment has experienced a greater increase in the supply of available rooms than in demand in much of the United States. The relationship between supply and demand varies by region, however, the supply/demand imbalance has been most significant in the west south central region of the United States, thus this imbalance has impacted La Quinta to a greater extent than its competitors due to its concentration of hotels in this region. Although the mid-priced lodging segment continues to be impacted by the supply/demand imbalance, the Companies believe that by focusing on internal growth and improving the efficiency of operations, the lodging division will be positioned to benefit from improving industry trends when the supply/demand imbalance begins to moderate. Given the Companies' belief that there is long-term upside potential in the mid-priced lodging segment, when deemed appropriate, some of the funds generated from the healthcare divestitures and operating cash may be targeted for disciplined investment in the lodging division.

    This analysis culminated in the development of a five-point plan of reorganization (the "Five Point Plan") designed to improve the overall financial condition of the Companies by substantially deleveraging its balance sheet. The Five Point Plan takes advantage of the Companies' demonstrated ability to sell healthcare assets and use the proceeds from these sales to repay debt obligations. As part of the Five Point Plan, the Companies suspended Realty's common share dividend to provide additional operating funds to repay debt and strengthen the Companies' balance sheet. These actions will permit the Companies, when appropriate, to make disciplined investments to position its lodging division to benefit from improving industry trends when the supply/demand imbalance in its sector begins to moderate. The Five Point Plan was announced on January 28, 2000 and included the following components:

    - An orderly disposition of a significant portion of healthcare assets;

    - Suspension of Realty's REIT common share dividend;

    - Expectation of the declaration of the minimum dividend required to maintain REIT status in December 2000;

    - Substantial reduction in debt; and

    - Future disciplined investment in the lodging division.

    The Companies also announced that consistent with the adoption of the Five Point Plan to reduce its emphasis on the healthcare division, David F. Benson would be leaving as Chief Executive Officer, President, and Treasurer of Realty. Mr. Benson will continue to assist the Companies on a consulting basis as the Companies move forward to implement the Five Point Plan. William G. Byrnes, a member of the Board of Directors of Operating, will act as Chief Executive Officer of Realty. The Boards of Directors are also conducting a search for candidates with significant lodging industry experience to assume the role of Chief Executive Officer in the reorganized Companies.

THE MEDITRUST COMPANIES-COMBINED RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 VS. YEAR ENDED DECEMBER 31, 1998

    Revenue for the year ended December 31, 1999, was $911,981,000 compared to $639,377,000 for the year ended December 31, 1998, an increase of $272,604,000. Revenue growth was primarily attributable to the increase in hotel operating revenues of $343,622,000 because there were twelve months of hotel operations in 1999 compared to the post-acquisition period of July 17, 1998 through December 31, 1998. Hotel operating revenues generally are measured as a function of the average daily rate ("ADR") and occupancy. The ADR increased to $61.02 in 1999 from $60.25 in the calendar year 1998, an increase of $.77 or 1.3%. Occupancy percentage decreased 2.1 percentage points to 66.6% in 1999 from 68.7% for the twelve months ended 1998. Revenue per available room ("RevPAR"), which is the product of occupancy percentage and ADR, decreased 1.7% when compared to the year 1998. The decrease in RevPAR is primarily due to a greater increase in the supply of available rooms than in demand in the west south central region of the United States. The relationship between supply and demand varies by region and it has impacted La Quinta to a greater extent than its competitors due to its concentration of hotels in the southwest. The revenue impact of the oversupply of available rooms was somewhat mitigated by revenue increases resulting from a higher proportion of room rental income from the Inn & Suites hotels as compared to the Inns during the comparable periods. Inn & Suites hotels generally have higher room rental income per night than the Inns. Other factors contributing to the decrease in RevPAR include the short term disruptive impact of the introduction of the new property management system, the reorganization of the operations and the sales organizations during the third quarter and certain pricing decisions which adversely impacted RevPAR. In addition, in October 1999 the lodging segment acquired Telematrix, a provider of telephone software and equipment for the lodging industry. Revenues related to Telematrix were $4,532,000. These increases in revenue were partially offset by a net decrease to rental and interest income of $41,313,000. The decrease primarily resulted from asset sales and mortgage repayments over the last year net of the effect of additions to real estate investments made during the same period. Other income for the year ended December 31, 1999 was $1,750,000, compared to $35,987,000 for the same period in 1998. This non-recurring income arose from lease breakage fees and prepayment and make-whole gains received from the sale of healthcare-owned properties and the repayment of mortgages.

    For the year ended December 31, 1999, total recurring operating expenses were $353,331,000 compared to $162,320,000 for the year ended December 31, 1998, an increase of $191,011,000. This increase was primarily attributable to the increase in hotel expenses including increases in operating expenses of $161,840,000 and general and administrative expenses of $11,321,000. Hotel operating and general and administrative expenses primarily include costs associated with operations such as salaries, wages, utilities, repair and maintenance, credit card discounts and room supplies as well as corporate expenses, such as the costs of general management, office rent, training and field supervision of hotel managers and other marketing and administrative expenses. The increase in operating expenses and overhead for the lodging segment is attributable to the inclusion of twelve months of lodging activity in 1999 compared to the post-acquisition period in 1998. In addition, $2,564,000 of operating costs was related to the operations of Telematrix, Inc. General and administrative expenses includes $1,005,000 of expense related to Telematrix, Inc. Rental property operating expenses related to the hotels increased by $18,800,000 due to the inclusion of twelve months of activity in 1999 compared to the post-acquisition period in 1998. Rental property operating expenses primarily consist of property taxes.

    For the year ended December 31, 1999, rental property operating expenses attributable to the healthcare business were $9,278,000 compared to $7,199,000 for the year ended December 31, 1998, an increase of $2,079,000. The increase was due to the management of additional medical office buildings in 1999 compared to 1998. Rental property operating expenses attributed to the healthcare business principally consist of expenses for the management and operation of medical office buildings. General and administrative expenses related to healthcare decreased by $6,598,000 primarily due to state tax savings associated with the legal reformation of certain healthcare subsidiaries, and reductions in legal and other overhead expenses.

    The Companies consider contribution from each primary business in evaluating performance. Contribution includes revenue from each business, excluding non-recurring or unusual income, less operating expenses, rental property operating expenses and general and administrative expenses. The combined contribution of the healthcare and lodging businesses was $556,900,000 for the year ended December 31, 1999, of which $281,388,000 related to healthcare and $275,512,000 related to lodging. The contribution of the healthcare business decreased $36,794,000 from $318,182,000 for the comparative twelve months ended December 31, 1998. The decrease was primarily a result of the impact on revenue of asset sales and mortgage repayments over the last year net of the impact of savings in general and administrative expenses.

    The Lodging contribution was $274,549,000 or 45.6% of Lodging revenues during the twelve months ended December 31, 1999, compared to $122,888,000 and 47.6% for the five and one half months in 1998. This deterioration in contribution margin reflects the decrease RevPar due to the oversupply of available room and other factors mentioned above while fixed operating costs remained relatively constant.

    In addition, Realty acquired Telematrix, Inc., a provider of telephone software and equipment for the lodging industry. Telematrix was acquired in October 1999, and generated a contribution of $963,000 during the fourth quarter, which was comprised of revenue of $4,532,000, operating expenses of $2,564,000 and general and administrative expenses of $1,005,000. Operations of Telematrix are included in the lodging revenue and expense categories of the combined and consolidated statements since consummation of the acquisition and separately disclosed as "Other Contribution" in Note 20 "Segment Reporting" of the combined and consolidated statements.

    Interest expense increased by $66,515,000 as a result of increases in the borrowing rate and debt arising from the acquisitions of La Quinta and Cobblestone, net of amounts repaid from various asset sales made over the past year. Depreciation and amortization increased by $56,830,000 which was primarily a result of increased real estate investments and amortization of goodwill from the La Quinta acquisition completed on July 17, 1998.

ASSET SALES

    During the year ended December 31, 1999, Realty realized gains on the sale of healthcare related real estate assets of $12,042,000. Sales of healthcare properties included 40 assisted living facilities, three long-term care facilities, one rehabilitation facility and one alchohol and substance abuse treatment facility. Realty also sold a hotel and land held for development on which there was no realized gain or loss.

    During the year ended December 31, 1998, Realty realized gains on the sale of real estate assets of $52,642,000. Sales of healthcare properties accounted for $52,096,000 of the total and included one long-term care facility, 32 assisted living facilities and nine rehabilitation facilities. Realty also sold a 50% interest in a joint venture holding a fashion mall, as well as the land where the fashion mall is located, that resulted in a net gain of $546,000. Realty also sold securities resulting in a loss of $4,159,000.

OTHER EXPENSES

    During the year ended December 31, 1999, the Companies recorded approximately $108,984,000 in other expenses.

    On May 10, 1999, the Companies entered into a separation agreement with Abraham D. Gosman, former Director and Chairman of the Companies and Chief Executive Officer and Treasurer of Operating. Under the terms of the separation agreement, Mr. Gosman received severance payments totaling $25,000,000 in cash and the continuation of certain life insurance benefits. The Companies established a Special Committee of The Boards of Directors of Realty and Operating (the "Special Committee") to evaluate Mr. Gosman's employment contract and whether such severance or other payments were appropriate. Based on the results of the evaluation and recommendation of the Special Committee, the Boards of Directors concluded that the separation agreement was in the long-term best interest of the shareholders of the Companies and approved the separation agreement.

    In accordance with the Five Point Plan, the Companies classified certain assets as held for sale as of December 31, 1999, based on commitments for transactions expected to close in 2000. Based on estimated net sales proceeds, the Companies recorded a provision for loss on assets held for sale of $48,344,000 and related receivables of $6,209,000. The provision reduces the carrying value of 23 medical office buildings, 12 assisted living facilities and one long-term care facility to the estimated net sales proceeds less costs to sell. In addition, based on management's assessment of the collectibility of principal due on the loans as a result of planned asset transactions, a provision for loss on five real estate mortgage loans of $13,223,000 was recorded.

    The Companies incurred approximately $12,210,000 of costs associated with the development and implementation of the 1998 Plan as well as a reorganization of the lodging division. These costs primarily relate to the early repayment and modification of certain debt, employee severance, advisory fees related to the restructuring plan, and other professional fees related to the separation agreement with Mr. Gosman.

    Also, in conjunction with the implementation of the 1998 Plan, which included a change in the focus of the lodging division to internal growth, La Quinta management performed a review of the front desk system under development for its hotels, and made a decision to abandon the project. The decision was based primarily on management's intent to integrate the front desk system with new revenue management software, the availability of more suitable and flexible externally developed software and a shift in information systems philosophy toward implementation of externally developed software and outsourcing of related support services. A charge of approximately $3,998,000 to write-off certain internal and external software development costs related to the project was recorded during the year ended December 31, 1999.

DISCONTINUED OPERATIONS

    As part of the 1998 Plan, the Companies sold the Santa Anita Racetrack during the fourth quarter of 1998 and sold the Cobblestone Golf Group during the first quarter of 1999. The Companies have reflected the financial results for 1999 and 1998 of Santa Anita and Cobblestone as discontinued operations. During 1999, the Companies adjusted the provision for loss on disposal of the Cobblestone Golf Group by recording a gain of approximately $27,452,000 which includes the final working capital purchase price adjustment, cost of sale adjustments, and a revision of the estimated income tax provision for the disposal. In addition, the Companies recorded $2,961,000 as final working capital purchase price adjustments and differences to estimated costs of sale of the Santa Anita Racetrack. For the year ended December 31, 1998, the Companies have presented income from discontinued operations of $10,721,000, a loss on disposal of Santa Anita of $67,913,000 and a provision for loss on disposal of Cobblestone Golf Group of $237,035,000.

NET INCOME

    The resulting net income available for the common shareholders, after deducting preferred share dividends, for the year ended December 31, 1999, was $73,542,000 compared to a net loss of $161,591,000 for the year ended
December 31, 1998. The net income per paired common share (diluted) for the year ended December 31, 1999 was $.51 compared to a net loss per paired common share (diluted) of $1.29 for the year ended December 31, 1998. The per paired common share amount increased primarily due to the provisions recorded in 1998 for the loss on disposal of discontinued operations as well as to adjust the carrying value of certain healthcare related assets and to record a valuation reserve related to the mortgage portfolio in each period.

YEAR ENDED DECEMBER 31, 1998 VS. YEAR ENDED DECEMBER 31, 1997

    Revenue for the year ended December 31, 1998 was $639,377,000 compared to $289,038,000 for the year ended December 31, 1997, an increase of $350,339,000. Revenue growth was primarily attributable to the addition of hotel operating revenue of $258,423,000 and increased rental and interest income of $55,929,000 as a result of additional real estate investments made over the last year net of the affect of mortgage repayments and asset sales. Other non-recurring income for the year ended December 31, 1998 of $35,987,000 included prepayment and lease breakage fees arising from early mortgage repayments and asset sales. Hotel operating revenue includes the post-acquisition period from July 17, 1998 through December 31, 1998. Hotel operating revenues generally are measured as a function of the ADR and occupancy. The ADR for the period July 17, 1998 through December 31, 1998 increased to $59.29 as compared to ADR in the second half of 1997 of $56.69, an increase of $2.60 or 4.6%. Occupancy percentage decreased
1.8 percentage points to 67.0% from 68.8% for the same periods. RevPAR, which is a product of the occupancy percentage and ADR, increased 1.6% in the 1998 post-merger period over the second half of 1997.

    For the year ended December 31, 1998, total recurring operating expenses increased by $151,853,000. This increase was primarily attributable to the addition of hotel expenses including operating expenses of $119,584,000 and general and administrative expenses of $7,512,000. Hotel operating and general administrative expenses include costs associated with the operation such as salaries and wages, utilities, repair and maintenance, credit card discounts and room supplies as well as corporate expenses, such as the costs of general management, office rent, training and field supervision of hotel managers and other marketing and administrative expenses. During the year ended December 31, 1998, rental property operating expenses were $15,638,000, $8,439,000 of which is related to the lodging segment and $7,199,000 of which is related to the healthcare business. Rental property operating expenses for the year ended December 31, 1998 related to the healthcare business increased by $6,989,000 compared to the year ended December 31, 1997. The increase arose primarily from expenses related to the management and operation of medical office buildings that were purchased in 1998. Rental property operating costs attributed to the lodging segment which were incurred during the post acquisition period from July 17, 1998 through December 31, 1998, principally consist of property taxes on hotel facilities. General and administrative expenses related to healthcare increased by $9,329,000 primarily due to a higher level of operating costs associated with the management and activity of the portfolio and as a result of the mergers.

    The Companies consider contribution from each primary business in evaluating performance. Contribution includes revenue from each business, excluding non-recurring or unusual income, less operating expenses, rental property operating expenses and general and administrative expenses. The combined contribution of the healthcare and lodging businesses was $441,070,000 for the year ended December 31, 1998 and $278,571,000 for the healthcare business for the year ended December 31, 1997.

    The healthcare contribution for the year ended December 31, 1998 was $318,182,000 compared to $278,571,000 for the year ended December 31, 1997. The increase is primarily due to increased rental and interest income as a result of real estate investments made over the last year, net of the effect of mortgage repayments and asset sales. These increases were partially offset by a higher level of operating costs associated with the management and activity of the portfolio, and from expenses related to management of medical office buildings that were purchased in 1998.

    The lodging contribution for the post-merger period of July 17, 1998 through December 31, 1998 was $122,888,000 or 48% of lodging revenues during the same period, compared to 47% for the second half of 1997. This improvement is reflective of a greater number of Inn & Suites hotels which generally operate at higher margins than La Quinta Inns and a continuing focus on cost controls and reduced corporate overhead.

    Interest expense increased by $91,046,000 due to increases in debt outstanding resulting from additional real estate investments made during 1998 and the acquisitions of La Quinta and Cobblestone. Depreciation and amortization increased by $71,306,000 which was primarily a result of increased real estate investments and amortization of goodwill from the La Quinta Merger completed on July 17, 1998 and the Santa Anita Merger completed in 1997.

    Goodwill associated with the Santa Anita Merger primarily relates to the value of the paired-share structure and, due to the permanent nature of the structure, is being amortized over a 40 year period. Accordingly, the goodwill recorded as part of the Santa Anita Merger is expected to remain even though the Santa Anita Racetrack was sold in 1998, as long as the Companies continue to utilize the paired share structure.

ASSET SALES

    During the year ended December 31, 1998, Realty realized gains on the sale of real estate assets of $52,642,000. Sales of healthcare related properties, pursuant to the 1998 Plan accounted for $52,096,000 of the total and included three long-term care facilities, 32 assisted living facilities and nine rehabilitation facilities. Realty also sold a 50% interest in a joint venture holding a fashion mall, as well as the land where the fashion mall is located, that resulted in a net gain of $546,000. Realty also sold securities resulting in a loss of $4,159,000.

OTHER EXPENSES

    During the three months ended March 31, 1998, the Companies pursued a strategy of diversifying into new business lines including lodging and golf. Consistent with this strategy, Realty commenced a reevaluation of its intentions with respect to certain existing healthcare related real estate facilities and other assets. This process included review of the valuation of facilities in the portfolio, including those with deteriorating performance, and other assets and receivables that were unrelated to its historical primary business. As a result of this on-going analysis, Realty identified assets which would be held for sale and recorded provisions to adjust the carrying value of certain facilities, other assets and receivables and a valuation reserve for certain mortgage loans receivable. Following the quarter ended March 31, 1998, one facility was sold and certain other assets and receivables were written off.

    On July 22, 1998, the Reform Act was enacted. The Reform Act limits the Companies' ability to continue to grow through use of the paired share structure. While the Companies' use of the paired share structure in connection with the Cobblestone Merger and the La Quinta Merger was "grandfathered" under the Reform Act, the ability to continue to use the paired share structure to acquire additional real estate and operating businesses conducted with the real estate assets (including the golf and lodging industries) was substantially limited. In addition, during the summer of 1998, the debt and equity capital markets available to REITs began to deteriorate, thus limiting the Companies' access to cost-efficient capital.

    As a result of these events, the Companies commenced a strategic evaluation of their business which included an extensive review of their healthcare related properties and mortgage loan portfolio, an analysis of the impact of the Reform Act, the Companies' limited ability to access the capital markets, and the operating strategy of the Companies' existing businesses. The analysis culminated in the development of the 1998 Plan, which was announced on November 12, 1998, which included the sale of approximately $550,000,000 of non-strategic healthcare assets.

    As a result of continued deteriorating performance at five healthcare facilities, management committed to a plan to sell these facilities as soon as practicable. As of December 31, 1998, Realty had recorded a provision, net of one facility that was sold prior to the end of the year, of $33,218,000 to reduce the carrying value of these facilities to estimated fair value less expected costs of sale. Management expected that the remaining assets would be disposed of during 1999.

    As part of the review of the healthcare portfolio, management identified four properties where recent events or changes in circumstances, including physical plant and licensure issues, indicated that the carrying value of the assets may not have been recoverable. Management determined that the estimated undiscounted future cash flows for these assets was below the carrying value and, accordingly, Realty reduced the carrying value of these assets by $14,700,000 to estimated fair value. Management also identified one mortgage loan collateralized by a rehabilitation facility where continued eroding margins and an expiring guarantee indicated that the Companies would likely not have been able to collect all amounts due according to the contractual terms of the loan agreement. Accordingly, the Companies provided a loan loss for this asset of approximately $8,000,000. In addition, Realty also provided for the establishment of an additional $8,036,000 mortgage loan valuation reserve primarily in response to the implementation of new government reimbursement regulations impacting many of its third-party operators during the second half of 1998.

    Realty also held working capital and other receivables that were unrelated to its historical primary business of healthcare financing. Management determined that certain of these accounts were uncollectible and protracted collection efforts for these assets would be an inefficient use of its resources and therefore recorded provisions of approximately $16,400,000 and then wrote off these assets.

    Pursuant to the 1998 Plan, the Companies announced plans to refocus their capital investment program by reducing healthcare related investments and ceasing development of any new hotels other than the completion of those La Quinta-Registered Trademark- Inn and Suites currently under construction. Accordingly, the Companies recorded non recurring costs of $8,720,000 for the write-off of certain previously capitalized costs associated with lodging development, and $7,149,000 for severance related costs attributable to workforce reductions of 87 employees at the Companies' lodging and healthcare divisions.

    The Companies have also recorded $11,882,000 in costs incurred for various consultants engaged to assist in the development and implementation of the 1998 Plan.

    The Companies also incurred approximately $3,110,000 in costs related to the evaluation of certain acquisition targets, which the Companies are no longer pursuing.

    Based upon the analysis described above, other expenses were recorded for 1998, as follows:

                                                                   1998
                                                              --------------
                                                              (IN THOUSANDS)
ASSET RELATED:
  Provision for assets held for sale........................     $ 33,218
  Provision for real estate assets..........................       14,700
  Provision for loss on real estate mortgage and loans
    receivable..............................................       16,036
  Provision for loss on working capital and other
    receivables.............................................       16,400
                                                                 --------
  SUBTOTAL..................................................       80,354
                                                                 --------
COMPREHENSIVE RESTRUCTURING PLAN:
  Employee severance........................................        7,149
  Write-off of capitalized pre-development costs............        8,720
  External consulting fees..................................       11,882
                                                                 --------
  SUBTOTAL..................................................       27,751
                                                                 --------
OTHER
  Costs of transactions not consummated.....................        3,110
                                                                 --------
  TOTAL.....................................................     $111,215
                                                                 ========

DISCONTINUED OPERATIONS

    During the latter part of 1997 and the first half of 1998, the Companies pursued a strategy of diversifying into new businesses including horseracing, golf and lodging. During the third quarter of 1998, the Companies reassessed these business segments. In addition, a review of investment and operating strategies for the Companies was initiated. As a result, during November, 1998, the Companies approved the 1998 Plan which included the disposal of the horseracing and golf segments as well as the sale of certain healthcare and other non-strategic assets.

    Accordingly, the Companies have classified approximately $10,721,000 of income from the horseracing and golf segments as discontinued during the year ended December 31, 1998, and $450,000 of income from the horseracing segment during the year ended December 31, 1997. The horseracing segment was sold on December 10, 1998, resulting in a net loss on disposal of $67,913,000. The Companies have also recorded a provision for loss on disposal, based upon the estimated proceeds to be realized upon sale, of the Cobblestone Golf Group, of approximately $237,035,000. Subsequent to the end of 1998, the Companies sold the Cobblestone Golf Group for $393,000,000 on March 31, 1999.

NET LOSS

    The resulting net loss available for common shareholders, after deducting preferred share dividends, for the year ended December 31, 1998, was $161,591,000 compared to net income of $162,412,000 for the year ended
December 31, 1997. The net loss per paired common share for the year ended December 31, 1998 was $1.34 compared to net income per paired common share of $2.14 for the year ended December 31, 1997. The per paired common share amount decreased primarily due to the provisions for impairment and discontinued operations, loss on sale of assets and restructuring charges, and additional paired common shares being issued to consummate mergers. In connection with the Cobblestone and La Quinta mergers, 8,177,000 and 43,280,000 additional paired common shares are now outstanding, respectively.

THE MEDITRUST COMPANIES--COMBINED LIQUIDITY AND CAPITAL RESOURCES

    The Companies earn revenue by (i) leasing healthcare assets under long-term triple net leases in which the rental rate is generally fixed with annual escalators; (ii) providing mortgage financing for healthcare facilities in which the interest is generally fixed with annual escalators subject to certain conditions and (iii) owning and operating 232 La Quinta Inns and 70 La Quinta Inn and Suites. Approximately $1,165,000,000 of the Companies debt obligations are floating rate obligations in which interest rate and related cash flows vary with the movements in the London Interbank Offered Rate ("LIBOR"). The general fixed nature of the Companies' assets and the variable nature of a portion of the Companies' debt obligations creates interest rate risk. If interest rates were to rise significantly, the Companies' interest payments may increase resulting in decreases in net income and funds from operations. To mitigate this risk the Companies have entered into interest rate swaps to convert some of their floating rate debt obligations to fixed rate debt obligations. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. At December 31, 1999, the Companies had $750,000,000 of interest rate swaps outstanding in which the Companies pay a fixed rate of 5.7% to the counterparty and receive LIBOR from the counterparty. Accordingly, at December 31, 1999, the Companies have approximately $415,000,000 of variable debt outstanding with interest rates that fluctuate with changes in LIBOR. On January 17, 2000, $250,000,000 of interest rate swaps expired.

CASH FLOWS FROM OPERATING ACTIVITIES

    The principal source of cash to be used to fund the Companies' future operating expenses, interest expense, recurring capital expenditures and distribution payments, if any, will be cash flow provided by operating activities. The Companies' anticipate that cash flow provided by operating activities will provide the necessary funds on a short and long-term basis to meet operating cash requirements including distributions to shareholders.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

    The Companies provide funding for new investments and costs associated with restructuring through a combination of long-term and short-term financing including both debt and equity, as well as the previously announced sale of healthcare related assets. As part of the Five Point Plan, the Companies have decided to sell additional healthcare related assets to meet their commitments and to provide them with additional liquidity. The Companies obtain long-term financing through the issuance of shares, long-term secured or unsecured notes, convertible debentures and the assumption of mortgage notes. The Companies obtain short-term financing through the use of bank lines of credit, which are replaced with long-term financing as appropriate. From time to time, the Companies utilize interest rate caps or swaps to attempt to hedge interest rate volatility. It is the Companies' objective to match mortgage and lease terms with the terms of their borrowings. The Companies attempt to maintain an appropriate spread between their borrowing costs and the rate of return on their investments. When development loans convert to sale/leaseback transactions or permanent mortgage loans, the base rent or interest rate, as appropriate, is fixed at the time of such conversion.

    During February 1998, the Companies entered into the FEIT with certain affiliates of Merrill Lynch & Co., Inc. (together with its agent and successor in interest, "MLI") pursuant to which MLI purchased shares of capital stock of the Companies which were ultimately converted into paired shares. The FEIT was designed to mature one year after issuance and provided MLI the right to sell sufficient paired shares (including the shares originally purchased) to provide MLI with a guaranteed return. The FEIT also included a purchase price adjustment mechanism which, from time to time, resulted in the issuance of additional paired shares to MLI as a result of declines in the paired shares' market price.

    After announcing in November 1998 that the Companies intended to settle fully the FEIT, during December 1998, the Companies repurchased all of the paired shares issued pursuant to the purchase price adjustment mechanism, as well as some of the paired shares originally sold to MLI.

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

    The Credit Agreement includes covenants with respect to maintaining certain financial benchmarks, limitations on the types and percentage of investments in certain business lines, a subjective acceleration clause contingent upon the occurrence of an event with a material adverse effect on the Companies, limitations on dividends of Realty and Operating, and other restrictions.

    On November 23, 1998, Realty amended its Credit Agreement to provide for Realty's cash repayment of a portion of its FEIT, to provide for the amendment of certain financial covenants to accommodate asset sales, to exclude the impact of non-recurring charges in certain covenant calculations and to provide for future operating flexibility. The amendment also provided for an increase to the LIBOR pricing of the credit facility by approximately 125 basis points, and the pledge of stock of the Companies' subsidiaries. This pledge of subsidiary stock also extended on a pro rata basis to entitled bondholders. Realty also agreed to a 25 basis point increase to the LIBOR pricing in the event that an equity offering of at least $100,000,000 had not been completed by February 1, 1999. On February 1, 1999 this increase went into effect.

    On January 8, 1999, Realty repaid $250,000,000 of its Tranche B term loan that was scheduled to mature on April 17, 1999.

    On March 10, 1999, Realty reached a second agreement with its bank group to further amend the Credit Agreement. The second amendment became effective upon the successful completion of the sale of Cobblestone Golf Group and provided for a portion of the sale proceeds to be applied to the FEIT. The second amendment also provided for, among other things, upon the sale of Cobblestone Golf Group, the elimination of limitations on certain healthcare related investments and a lowering of the commitment on the revolving tranche to $850,000,000.

    On March 10, 1999, the Companies entered into an agreement with MLI to use the proceeds from the sale of Cobblestone Golf Group in excess of $300,000,000 to purchase all or a portion of the remaining 6,865,000 paired shares originally issued to MLI in the FEIT. On April 1, 1999, the Companies fully settled the FEIT by paying MLI $89,840,000 for the repurchase of 6,865,000 paired common shares.

    On April 8, 1999, Realty repaid $250,000,000 of its Tranche B term loan and cancelled a $250,000,000 swap contract. Both were scheduled to mature on July 17, 1999.

    On August 16, 1999, Realty repaid $12,500,000 of its notes payable which matured on that date and bore interest at 7.25%.

    On December 24, 1999, Realty repaid $250,000,000 of its Tranche C term loan which was scheduled to mature on January 17, 2000.

    At December 31, 1999, the Companies had approximately $146,000,000 in available borrowings under its revolving tranche commitment. During the calendar year 2000, the Companies have approximately $211,000,000 of debt maturing. The Companies expect to obtain the necessary funds to repay these obligations through asset sales and through the capacity available under the Companies revolving tranche commitment. However, there can be no assurance that the Companies will be successful in its efforts to repay these obligations as they come due or to meet its other liquidity requirements. As of February 7, 2000, the Companies had outstanding borrowings under its revolving tranche commitment of $545,000,000 (8.86% weighted average rate at February 7, 2000) and capacity for additional borrowing of approximately $266,000,000.

    As of December 31, 1999, the Companies' gross real estate investments totaled approximately $5,076,012,000 consisting of 302 hotel facilities in service, 198 long-term care facilities, 117 retirement and assisted living facilities, 34 medical office buildings, one acute care hospital campus and six other healthcare facilities. At December 31, 1999, Realty was committed to provide additional financing of approximately $23,000,000 relating to two assisted living facilities as well as additions to existing facilities in the portfolio.

    The Companies had shareholders' equity of $2,673,213,000 and debt constituted 49% of the Companies' total capitalization as of December 31, 1999.

    On January 28, 2000, the Companies' announced that the boards of directors had approved the Five Point Plan, which provided for:

    - An orderly disposition of a significant portion of healthcare assets;

    - Suspension of Realty's REIT common share dividend;

    - Expectation of the declaration of the minimum dividend required to maintain REIT status in December 2000;

    - Substantial reduction in debt; and

    - Future disciplined investment in the lodging division.

    The Companies also announced that consistent with the adoption of the Five Point Plan to reduce its emphasis on the healthcare division, David F. Benson would be leaving as Chief Executive Officer,

President, and Treasurer of Realty. Mr. Benson will continue to assist the Companies on a consulting basis as the Companies move forward to implement the Five Point Plan. Realty also entered into a separation and consulting agreement with Mr. Benson, pursuant to which Realty will make a cash payment of approximately $9,500,000 (including paying consulting fees), convert 155,000 restricted paired common shares into unrestricted paired common shares and continue certain medical, dental and other benefits.

    In January 2000, the Companies sold Paramount Real Estate Services Inc., its medical office building management company, as well as the majority of its medical office building portfolio. Total consideration of $204,000,000 included $144,000,000 in cash, $8,000,000 of assumed debt and $52,000,000 of subordinated indebtedness due January 2005 bearing interest at 9%. The transaction involved the sale of the medical office building management company, 23 medical office buildings and three medical office building mortgage loans. Additionally, the Companies sold 12 assisted living facilities for $28,000,000 and received a partial repayment of one mortgage loan for $4,000,000. The proceeds from the sale of these healthcare assets will be used to repay debt maturing in July 2000.

    The Companies have an effective shelf registration statement on file with the SEC under which the Companies may issue $1,825,000,000 of securities including common stock, preferred stock, debt, series common stock, convertible debt and warrants to purchase shares, preferred shares, debt, series common stock and convertible debt.

    The Companies believe that their various sources of capital, including availability under the credit facility, operating cash flow and proceeds from the sale of certain healthcare related assets as contemplated by the Five Point Plan, are adequate to finance their operations as well as their existing commitments, including financing commitments related to certain healthcare facilities and repayment of debt maturing within the next twelve months.

INFORMATION REGARDING OPERATORS OF HEALTHCARE ASSETS

    As of December 31 1999, healthcare related facilities (the "Healthcare Portfolio") comprised approximately 47.8% of the Companies' total real estate investments. A private healthcare company and Sun Healthcare Group, Inc. ("Sun") currently operate approximately 19.4% of the total real estate investments, or 40.5% of the Healthcare Portfolio. Approximately 9.1% of the Companies' total real estate investments (and approximately 19.0% of the Healthcare Portfolio) are operated by companies in the assisted living sector of the healthcare industry.

    The Companies monitor credit risk for its Healthcare Portfolio by evaluating a combination of publicly available financial information, information provided by the operators themselves and information otherwise available to the Companies. The financial condition and ability of these healthcare operators to meet their rental and other obligations will, among other things, have an impact on the Companies' revenues, net income (loss), funds available from operations and its ability to make distributions to its shareholders. The operations of the long-term care (skilled nursing) companies have been negatively impacted by changes in Medicare reimbursement rates (PPS), increases in labor costs, increases in their leverage and certain other factors. In addition, any failure by these operators to effectively conduct their operations could have a material adverse effect on their business reputation or on their ability to enlist and maintain patients in their facilities.

    Operators of assisted living facilities are experiencing fill-up periods of a longer duration, and are being impacted by concerns regarding the potential of over-building, increased regulation and the use of certain accounting practices. Accordingly, many of these operators have preannounced anticipated earnings shortfalls and have experienced a significant decline in their stock prices. These factors have had a detrimental impact on the liquidity of some assisted living operators, which has caused their growth plans to decelerate and may have a negative effect on their operating cash flows.

    Citing the effects of changes in government regulation relating to Medicare reimbursement as the precipitating factor, Sun filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 14, 1999. As of December 31, 1999, the Companies had a portfolio of 42 properties operated by Sun, which consisted of 38 owned properties with net assets of approximately $309,135,000 and four mortgages with net assets of approximately $30,490,000. During the year ended December 31, 1999, income derived from these properties included rental income of $47,275,000 from owned properties and interest income for the ten months ended October 1999 of $2,926,000 from mortgages.

    Sun has not formally indicated whether it will accept or reject any of the Companies' leases. However, Sun has indicated that it will continue to make lease payments to the Companies unless and until such leases are rejected. If necessary, the Companies have a plan in place to transition and to continue operating any of Sun's properties. The Companies have not received interest payments related to the mortgages since November 1, 1999, and accordingly, such mortgages were put on non-accrual status.

    During January and February 2000, two other operators of Realty's long-term care facilities, Integrated Health Services, Inc. ("Integrated") and Mariner Health Group, Inc. ("Mariner"), also filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As of December 31, 1999, the Companies had a portfolio of 12 properties operated by Integrated and Mariner, which consisted of 11 owned properties with net assets of approximately $45,627,000 and one mortgage with net assets of approximately $7,029,000. During the year ended December 31, 1999, income derived from these properties included rental income of $9,677,000 from owned properties and interest income of $977,000 from mortgages.

    Management has proactively initiated various actions to protect its interest under its leases and mortgages including the drawdown of certain escrow accounts. Except for certain owned properties and mortgages held for sale, management does not believe any of its owned real estate or mortgages is impaired at December 31, 1999. However, the ultimate outcome of these bankruptcies are not currently predictable and management is not able to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome. It is possible that an unfavorable outcome could have a material adverse effect on the Companies' cash flow, revenues and results of operations in a particular quarter or annual period. However, the Companies believe that even if the outcome of these bankruptcies are materially adverse to the Companies' cash flow, revenues and results of operations, they should not have a material adverse effect on the Companies' financial position.

COMBINED FUNDS FROM OPERATIONS

    Combined Funds from Operations of the Companies was $285,711,000, $277,280,000 and $191,511,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

    Management considers Funds from Operations to be a key external measurement of REIT performance. Funds from Operations represents net income or loss available to common shareholders (computed in accordance with generally accepted accounting principles), excluding real estate related depreciation, amortization of goodwill and certain intangible assets, gains and losses from the sale of assets and non-recurring income and expenses. For 1999 and 1998, non-recurring income primarily consists of gains attributable to the prepayment of loans and lease breakage fees, while non-recurring expenses include charges related to the sale of discontinued operations, asset impairments and comprehensive restructuring costs. Funds from Operations should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing, or financing activities as a measure of liquidity. Funds from Operations does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

    The following reconciliation of net income and loss available to common shareholders to Funds from Operations illustrates the difference between the two measures of operating performance for the years ended December 31, 1999, 1998 and 1997. Certain reconciling items include amounts reclassified from discontinued operations and, accordingly, do not necessarily agree to revenue and expense captions in the Companies' financial statements.

                                                                  YEAR ENDED DECEMBER 31,
                                                             ---------------------------------
                                                               1999        1998        1997
                                                             ---------   ---------   ---------
                                                                      (IN THOUSANDS)
Net income (loss) available to common shareholders.........  $ 73,542    $(161,591)  $162,412
  Depreciation of real estate and intangible
  amortization.............................................   147,184      106,272     29,099
  Provision for loss on sale of discontinued operations....                237,809
  Other capital gains and losses...........................   (48,509)      19,562
  Other income.............................................    (1,750)     (35,987)
  Other expenses...........................................   115,244      111,215
                                                             --------    ---------   --------
Funds from Operations......................................  $285,711    $ 277,280   $191,511
                                                             --------    ---------   --------
Weighted average paired common shares outstanding:
  Basic....................................................   142,783      120,515     76,070
                                                             --------    ---------   --------
  Diluted..................................................   142,907      125,508     76,524

REALTY-RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 VS. YEAR ENDED DECEMBER 31, 1998

    Revenue for the year ended December 31, 1999 was $608,166,000 compared to $518,872,000 for the year ended December 31, 1998, an increase of $89,294,000. Revenue growth was primarily attributable to increases in rent and royalty income of $158,336,000 from Operating, related to hotel facilities acquired in the La Quinta Merger and the increase in revenue of $6,656,000 from hotels operated by Realty. These increases are attributable to the inclusion of hotel operations for the year ended December 31, 1999 compared to the post-acquisition period of July 17, 1998 through December 31, 1998. These increases were partially offset by a decrease in rental and interest income of $41,461,000. The decrease resulted primarily from asset sales and mortgage repayments over the last year net of the affect of additions to real estate investments made during the same period. Other income was $1,750,000 for the year ended December 31, 1999 compared to $35,987,000 for the same period in 1998. This non-recurring income arose from lease breakage fees and prepayment and make-whole gains received from the sale of healthcare-owned properties and the repayment of mortgages.

    For the year ended December 31, 1999, total recurring expenses increased by $139,708,000 to $450,986,000 from $311,278,000 in 1998. Interest expense increased by $68,039,000 as a result of increases in the borrowing rate and in debt arising from the acquisitions of La Quinta and Cobblestone, net of amounts repaid from various asset sales made over the past year. Depreciation and amortization increased by $52,533,000 which was primarily a result of increased real estate investments and amortization of goodwill from the La Quinta Merger completed on July 17, 1998. General and administrative expenses decreased by $4,406,000 primarily due to state tax savings associated with the legal reformation of certain healthcare subsidiaries, and reductions in legal and other overhead expenses compared to 1998.

    Rental and hotel property operating expenses increased by $23,542,000 primarily due to the inclusion of twelve months of hotel activity in 1999 compared to the post-acquisition period in 1998, and, to a lesser extent, the management of additional medical office buildings in 1999 compared to 1998.

ASSET SALES

    During the year ended December 31, 1999, Realty realized gains on the sale of healthcare related real estate assets of $12,042,000. Sales of healthcare properties included 40 assisted living facilities, three long-term care facilities, three rehabilitation facilities and one alcohol and substance abuse treatment facility. Realty also sold a hotel and land held for development on which there was no realized gain or loss.

    During the year ended December 31, 1998, Realty realized gains on the sale of real estate assets of $52,642,000. Sales of healthcare properties accounted for $52,096,000 of the total and included 32 assisted living facilities, one long-term care facility and nine rehabilitation facilities. Realty also sold a 50% interest in a joint venture holding a fashion mall, as well as the land where the fashion mall is located, that resulted in a net gain of $546,000. Realty also sold securities resulting in a loss of $4,159,000.

OTHER EXPENSES

    During the year ended December 31, 1999, other expenses of $79,308,000 were incurred which related to the 1998 Plan.

    In accordance with the Five Point Plan, the Companies classified certain assets as held for sale as of December 31, 1999, based on commitments for transactions expected to close in 2000. Based on estimated net sales proceeds, the Companies recorded a provision for loss on assets held for sale of $48,344,000 and related receivables of $6,209,000. The provision reduces the carrying value of 23 medical office buildings, 12 assisted living facilities and one long-term care facility to the estimated net sales proceeds less costs to sell. In addition, based on management's assessment of the collectibility of principal due on the loans as a result of planned asset transactions, a provision for loss on five real estate mortgage loans of $13,223,000 was recorded.

    Other expenses also included approximately $4,907,000 of capitalized debt costs and $1,119,000 of breakage fees associated with repaid debt and related termination of swap contracts. Also there were approximately $5,506,000 in professional and advisory fees incurred related to the 1998 Plan.

DISCONTINUED OPERATIONS

    Pursuant to the 1998 Plan, Realty has classified golf and horseracing activities as discontinued operations for financial reporting purposes. Accordingly, Realty has presented as discontinued operations approximately $40,216,000 of gains on disposal of the golf and horseracing segments during the year ended December 31, 1999. Realty has recorded a gain of $33,561,000 related to the sale of the Cobblestone Golf Group, which was sold on March 31, 1999. The horseracing segment was sold on December 10, 1998. During the year ended December 31, 1999, a gain of $6,655,000 was recorded which related to an adjustment of the selling price between Realty and Operating. For the year ended December 31, 1998, Realty has presented income from discontinued operations of $14,635,000, a loss on disposal of Santa Anita of $82,953,000 and a provision for loss on disposal of Cobblestone Golf Group of $227,557,000.

NET INCOME

    The resulting net income available for common shareholders, after deducting preferred share dividends, for the year ended December 31, 1999, was $113,847,000 compared to a net loss of $143,388,000 for the year ended
December 31, 1998. The net income per common share (diluted) for the year ended December 31, 1999 was $0.79 compared to a net loss per common share (diluted) of $1.13 for the year ended December 31, 1998. The per common share amount increased primarily due to the provisions recorded in 1998 for the loss on disposal of discontinued operations as well as to adjust the carrying value of certain healthcare related assets and to record a valuation reserve related to the mortgage portfolio in each period.

YEAR ENDED DECEMBER 31, 1998 VS. YEAR ENDED DECEMBER 31, 1997

    Revenue for the year ended December 31, 1998 was $518,872,000 compared to $289,119,000 for the year ended December 31, 1997, an increase of $229,753,000. Revenue growth was primarily attributable to the addition of rent, royalty and interest income of $132,744,000 from Operating and other income of $5,781,000, related to hotel facilities acquired in the La Quinta Merger. Revenue growth also arose from increased rental and interest income of $55,370,000 due to additional real estate investments made over the last year, net of the effect of mortgage prepayments and asset sales. Other non-recurring income for the year ended December 31, 1998 of $35,987,000 included prepayment and lease breakage fees resulting from early mortgage repayments and asset sales.

    For the year ended December 31, 1998, total recurring expenses increased by $184,493,000. Interest expense increased $90,962,000 due to increases in debt outstanding resulting from additional real estate investments made over the past year and the acquisitions of La Quinta and Cobblestone. Depreciation and amortization increased by $67,780,000 which was primarily a result of increased real estate investments and amortization of goodwill from the La Quinta acquisition completed on July 17, 1998 and the Santa Anita Merger completed in 1997.

    Goodwill associated with the Santa Anita Merger primarily relates to the value of the paired-share structure and, due to the permanent nature of the structure, is being amortized over a 40 year period. Accordingly, the goodwill recorded as part of the Santa Anita Merger is expected to remain even though the Santa Anita Racetrack was sold in 1998, as long as the Companies continue to utilize the paired share structure.

    General and administrative expenses increased by $8,263,000 primarily due to a higher level of operating costs associated with the management and activity of the portfolio and as a result of the La Quinta Merger. Rental and hotel property operating expenses increased by $17,488,000 primarily due to property taxes incurred at hotel facilities and expenses related to the management and operation of medical office buildings that were purchased in 1998.

ASSET SALES

    During the year ended December 31, 1998, Realty realized gains on sale of assets of $52,642,000. Sales of healthcare properties, pursuant to the 1998 Plan accounted for $52,096,000 of the total and included three long-term care facilities, 32 assisted living facilities and nine rehabilitation facilities. Realty also sold its 50% interest in a joint venture holding a fashion mall, as well as the land where the fashion mall is located, that resulted in a net gain of $546,000. Realty also sold securities resulting in a loss of $4,159,000.

OTHER EXPENSES

    During the three months ended March 31, 1998, the Companies pursued a strategy of diversifying into new business lines including lodging and golf. Consistent with this strategy, Realty commenced a reevaluation of its intentions with respect to certain existing healthcare related real estate facilities and other assets. This process included review of the valuation of facilities in the portfolio, including those with deteriorating performance, and other assets and receivables that were unrelated to its historical primary business. As a result of this on-going analysis, Realty identified assets which would be held for sale and recorded provisions to adjust the carrying value of certain facilities, other assets and receivables and a valuation reserve for certain mortgage loans receivable. Following the quarter ended March 31, 1998, one facility was sold and certain other assets and receivables were written off.

    On July 22, 1998, the Reform Act was enacted. The Reform Act which limits the Companies' ability to continue to grow through use of the paired share structure. While the Companies' use of the paired share structure in connection with the Cobblestone Merger and the La Quinta Merger was "grandfathered" under the Reform Act, the ability to continue to use the paired share structure to acquire additional real estate and operating businesses conducted with the real estate assets (including the golf and lodging industries) was substantially limited. In addition, during the summer of 1998, the debt and equity capital markets available to REITs began to deteriorate, thus limiting the Companies' access to cost-efficient capital.

    As a result of these events, the Companies commenced a strategic evaluation of their business which included an extensive review of their healthcare properties and mortgage loan portfolio, an analysis of the impact of the Reform Act, the Companies' continued inability to access the capital markets, and the operating strategy of the Companies' existing businesses. The analysis culminated in the development of the 1998 Plan, which was announced on November 12, 1998, which included the sale of approximately $550,000,000 of non-strategic healthcare assets.

    Based upon the analysis of the Companies' businesses described above, other expenses were recorded on the books of Realty for the year ended December 31, 1998, as follows:

                                                              (IN THOUSANDS)
ASSET RELATED:
  Provision for assets held for sale........................      $33,218
  Provision for real estate assets..........................       14,700
  Provision for loss on real estate mortgage and loans
  receivable................................................       16,036
  Provision for loss on working capital and other
  receivables...............................................       16,400
                                                                  -------
  SUBTOTAL..................................................       80,354
                                                                  -------
COMPREHENSIVE RESTRUCTURING PLAN:
Employee severance..........................................          706
External consulting fees....................................       11,882
                                                                  -------
  SUBTOTAL..................................................       12,588
OTHER
  Costs of transactions not consummated.....................        3,110
                                                                  -------
TOTAL.......................................................      $96,052
                                                                  =======

    As a result of continued deteriorating performance at five healthcare facilities, management committed to a plan to sell these facilities as soon as practicable. As of December 31, 1998, Realty had recorded a provision, net of one facility that was sold prior to the end of the year, of $33,218,000 to reduce the carrying value of these facilities to estimated fair value less expected costs of sale. Management expects that the remaining assets will be disposed of during 1999.

    As part of the review of the healthcare portfolio, management identified four properties where recent events or changes in circumstances, including physical plant and licensure issues, indicated that the carrying value of the assets may not be recoverable. Management determined that the estimated undiscounted future cash flows for these assets was below the carrying value and, accordingly, Realty reduced the carrying value of these assets by $14,700,000 to estimated fair value.

    Management also identified one mortgage loan collateralized by a rehabilitation facility where continued eroding margins and an expiring guarantee indicated that the Companies will likely not be able to collect all amounts due according to the contractual terms of the loan agreement. Accordingly, the Companies provided a loan loss for this asset of approximately $8,000,000. In addition, Realty has also provided for the establishment of an additional $8,036,000 mortgage loan valuation allowance primarily in response to the implementation of new government reimbursement regulations impacting many of its operators during the second half of 1998.

    Realty also held working capital and other receivables that were unrelated to its historical primary business of healthcare financing. Management determined that certain of these accounts were uncollectible and protracted collection efforts for these assets would be an inefficient use of its resources and therefore recorded provisions of approximately $16,400,000 and then wrote off these assets.

    Pursuant to the 1998 Plan, the Companies announced plans to refocus their capital investment program by reducing new healthcare investments for 1999 and ceasing development of any hotels other than the completion of those Inn and Suites currently under construction. Accordingly, Realty recorded non-recurring costs of $12,588,000 during 1998. These costs included severance attributable to workforce reductions of approximately 11 employees, primarily from Realty property management, marketing and acquisition departments of $706,000. In addition, Realty recorded $11,882,000 in costs incurred for various consultants engaged to assist in the development and implementation of the 1998 Plan.

    Realty also incurred $3,110,000 in costs related to the evaluation of certain acquisition targets, which Realty is no longer pursuing.

DISCONTINUED OPERATIONS

    During the latter part of 1997 and the first half of 1998, the Companies pursued a strategy of diversifying into new businesses including horseracing, golf and lodging. During the third quarter of 1998, the Companies reassessed these business segments. In addition, a review of investment and operating strategies for the Companies was initiated. As a result, during November 1998, the Companies approved the 1998 Plan which included the disposal of the horseracing and golf segments as well as the sale of certain healthcare and other non-strategic assets.

    Accordingly, Realty has classified approximately $14,635,000 of income from the horseracing and golf segments as discontinued during the year ended
December 31, 1999 and $688,000 of income from the horseracing segment during the year ended December 31, 1998. The horseracing segment was sold on December 10, 1998, resulting in a net loss on disposal of $82,953,000. Realty also recorded a provision for loss on disposal of approximately $227,557,000, based upon the estimated proceeds to be realized upon sale, of the golf-related assets. Subsequent to the end of 1998, the Companies entered into a definitive agreement to sell the Cobblestone Golf Group for $393,000,000 and expected the transaction to close in early 1999 which would not change the estimated loss on disposal presented herein.

NET LOSS

    The resulting net loss available for common shareholders, after deducting preferred share dividends, for the year ended December 31, 1998, was $143,388,000 compared to net income of $163,012,000 for the year ended
December 31, 1997. The net loss available per common share for the year ended December 31, 1998 was $1.18 compared to net income per common share of $2.14 for the year ended December 31, 1997. The per common share amount decreased primarily due to the provisions for impairment and discontinued operations, loss on sale of assets and restructuring charges, and additional common shares being issued to consummate mergers. In connection with the Cobblestone and La Quinta mergers, 8,177,000 and 43,280,000 additional paired common shares are now outstanding, respectively.

REALTY-LIQUIDITY AND CAPITAL RESOURCES

    Realty earns revenue by (i) leasing healthcare assets under long-term triple net leases in which the rental rate is generally fixed with annual escalators;
(ii) providing mortgage financing for healthcare facilities in which the interest rate is generally fixed with annual escalators subject to certain conditions and (iii) leasing its 230 La Quinta Inns and 68 La Quinta Inn and Suites to Operating. Approximately $1,165,000,000 of Realty's debt obligations are floating rate obligations in which interest rate and related cash flows vary with the movement in LIBOR. The general fixed nature of Realty's assets and the variable nature of a portion of Realty's debt obligations creates interest rate risk. If interest rates were to rise significantly, Realty's interest payments may increase resulting in decreases in net income and funds from operations. To mitigate this risk Realty has entered into interest rate swaps to convert some of their floating rate debt obligations to fixed rate debt obligations. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. As of December 31, 1999, Realty has $750,000,000 of interest rate swaps outstanding in which Realty pays a fixed rate of 5.7% to the counterparty and receives LIBOR from the counterparty. Accordingly at December 31, 1999, Realty has approximately $415,000,000 of variable debt outstanding with interest rates that fluctuate with changes in LIBOR. On January 17, 2000, $250,000,000 of interest rate swaps expired.

CASH FLOWS FROM OPERATING ACTIVITIES

    The principal source of cash to be used to fund Realty's future operating expenses, interest expense, recurring capital expenditures and distribution payments, if any, will be cash flow provided by operating activities. Realty anticipates that cash flow provided by operating activities will provide the necessary funds on a short and long-term basis to meet operating cash requirements including all distributions to shareholders.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

    Realty provides funding for new investments and costs associated with the restructuring through a combination of long-term and short-term financing including, both debt and equity, as well as the sale of healthcare related assets. Realty obtains long-term financing through the issuance of shares, long-term secured and unsecured notes, convertible debentures and the assumption of mortgage notes. Realty obtains short-term financing through the use of bank lines of credit, which are replaced with long-term financing as appropriate. From time to time, Realty utilizes interest rate caps or swaps to attempt to hedge interest rate volatility. It is Realty's objective to match mortgage and lease terms with the terms of their borrowings. Realty attempts to maintain an appropriate spread between its borrowing costs and the rate of return on its investments. When development loans convert to sale/leaseback transactions or permanent mortgage loans, the base rent or interest rate, as appropriate, is fixed at the time of such conversion.

    During February 1998, the Companies entered into the FEIT in which MLI purchased shares of capital stock of the Companies which were ultimately converted into paired shares. The FEIT was designed to mature one year after issuance and provided MLI the right to sell sufficient paired shares (including the shares originally purchased) to provide MLI with a guaranteed return. The FEIT also included a purchase price adjustment mechanism which, from time to time, resulted in the issuance of additional paired shares to MLI as a result of declines in paired shares' market price.

    During December 1998, the Companies repurchased all of the paired shares issued pursuant to the purchase price adjustment mechanism, as well as some of the paired shares originally sold to MLI.

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

    On November 23, 1998, Realty amended its Credit Agreement to provide for Realty's cash repayment of a portion of its FEIT, to provide for the amendment of certain financial covenants to accommodate asset sales, to exclude the impact of non-recurring charges in certain covenant calculations and to provide for future operating flexibility. The amendment also provided for an increase to the LIBOR pricing of the credit facility by approximately 125 basis points, and the pledge of stock of the Companies' subsidiaries. This pledge of subsidiary stock also extended on a pro rata basis to entitled bondholders. Realty also agreed to a 25 basis point increase to the LIBOR pricing in the event that an equity offering of at least $100,000,000 had not been completed by February 1, 1999. On
February 1, 1999 this increase went into effect.

    On January 8, 1999, Realty repaid $250,000,000 of its Tranche B term loan that was scheduled to mature on April 17, 1999.

    On March 10, 1999, Realty reached a second agreement with its bank group to further amend the Credit Agreement. The second amendment became effective upon the successful completion of the sale of Cobblestone Golf Group and provided for a portion of the sale proceeds to be applied to the FEIT. The second amendment also provided for, among other things, upon the sale of Cobblestone Golf Group, the elimination of limitations on certain healthcare related investments and a lowering of the commitment on the revolving tranche to $850,000,000.

    On March 10, 1999, Realty entered into an agreement with MLI to use the proceeds from the sale of Cobblestone Golf Group in excess of $300,000,000 to purchase all or a portion of the remaining 6,865,000,000 paired shares originally issued to MLI in the FEIT. On April 1, 1999, the Companies settled the FEIT by paying MLI $89,840,000 for the repurchase of 6,865,000 paired common shares.

    On April 8, 1999, Realty repaid $250,000,000 of its Tranche B term loan and cancelled a $250,000,000 swap contract. Both were scheduled to mature on July 17, 1999.

    On August 16, 1999, Realty repaid $12,500,000 of its notes payable which matured on that date and bore interest at 7.25%.

    On December 24, 1999, Realty repaid $250,000,000 of its Tranche C term loan which was scheduled to mature on January 17, 2000.

    At December 31, 1999, Realty had approximately $146,000,000 in available borrowings under its revolving tranche commitment. During the calendar year 2000, Realty has approximately $211,000,000 of debt maturing. Realty expects to obtain the necessary funds to repay these obligations through asset sales and through the capacity available under Realty's revolving tranche commitment. However, there can be no assurance that Realty will be successful in its efforts to repay these obligations as they come due or to meet its other liquidity requirements. As of February 7, 2000, Realty had outstanding borrowings under its revolving tranche commitment of $545,000,000 (8.86% weighted average rate at February 7, 2000) and capacity for additional borrowing of approximately $266,000,000.

    As of December 31, 1999, Realty's gross real estate investments totaled approximately $5,055,131,000 consisting of 300 hotel facilities in service, 198 long-term care facilities, 117 retirement and assisted living facilities, 34 medical office buildings, one acute care hospital campus and six other healthcare facilities. At December 31, 1999, Realty was committed to provide additional financing of approximately $23,000,000 relating to two assisted living facilities as well as additions to existing facilities in the portfolio.

    Realty had shareholders' equity of $2,637,778,000 and debt constituted 50% of the Companies' total capitalization as of December 31, 1999.

    On January 28, 2000, the Companies' announced that the boards of directors had approved the Five Point Plan, which provided for:

    - An orderly disposition of a significant portion of healthcare assets;

    - Suspension of Realty's REIT common share dividend;

    - Expectation of the declaration of the minimum dividend required to maintain REIT status in December 2000;

    - Substantial reduction in debt; and

    - Future disciplined investment in the lodging division.

    Realty also announced that consistent with the adoption of the Five Point Plan to reduce its emphasis on the healthcare division, David F. Benson would be leaving as Chief Executive Officer, President, and Treasurer of Realty.
Mr. Benson will continue to assist the Companies on a consulting basis as the Companies move forward to implement the Five Point Plan. Realty also entered into a separation and consulting agreement with Mr. Benson, pursuant to which Realty will make a cash payment of approximately $9.5 million (including paying consulting fees), convert 155,000 restricted paired common shares into unrestricted paired common shares and continue certain medical, dental and other benefits.

    In January 2000, the Companies sold Paramount Real Estate Services Inc., its medical office building management company, as well as the majority of its medical office building portfolio. Total consideration of $204,000,000 included $144,000,000 in cash, $8,000,000 of assumed debt and $52,000,000 of subordinated indebtedness due January 2005 bearing interest at 9%. The transaction involved the sale of the medical office building management company, 23 medical office buildings and three medical office building mortgage loans. Additionally, the Companies sold 12 assisted living facilities for $28,000,000 and the partial repayment of one mortgage loan for $4,000,000. The proceeds from the sale of these healthcare assets will be used to repay debt maturing in July 2000.

    The Companies have an effective shelf registration statement on file with the SEC under which the Companies may issue $1,825,000,000 of securities including paired common shares, preferred shares, debt, series common stock, convertible debt and warrants to purchase shares, preferred shares, debt, series common stock and convertible debt.

    Realty believes that its various sources of capital, including availability under the credit facility, operating cash flow and proceeds from the sale of healthcare assets as contemplated by the Five Point Plan, are adequate to finance its operations as well as its existing commitments, including financing commitments related to certain healthcare facilities, and repayment of its debt maturing within the next twelve months.

INFORMATION REGARDING OPERATORS OF HEALTHCARE ASSETS

    As of December 31 1999, the Healthcare Portfolio comprised approximately 47.8% of Realty's total real estate investments. A private healthcare company and Sun currently operate approximately 19.4% of the total real estate investments, or 40.5% of the Healthcare Portfolio. Approximately 9.1% of Realty's total real estate investments (and approximately 19.0% of the Healthcare Portfolio) are operated by companies in the assisted living sector of the healthcare industry.

    Realty monitors credit risk for its Healthcare Portfolio by evaluating a combination of publicly available financial information, information provided by the operators themselves and information otherwise available to Realty. The financial condition and ability of these healthcare operators to meet their rental and other obligations will, among other things, have an impact on Realty's revenues, net income (loss), funds available from operations and its ability to make distributions to its shareholders. The operations of the long-term care (skilled nursing) companies have been negatively impacted by changes in Medicare reimbursement rates (PPS), increases in labor costs, increases in their leverage and certain other factors. In addition, any failure by these operators to effectively conduct their operations could have a material adverse effect on their business reputation or on their ability to enlist and maintain patients in their facilities.

    Operators of assisted living facilities are experiencing fill-up periods of a longer duration, and are being impacted by concerns regarding the potential of over-building, increased regulation and the use of certain accounting practices. Accordingly, many of these operators have preannounced anticipated earnings shortfalls and have experienced a significant decline in their stock prices. These factors have had a detrimental impact on the liquidity of some assisted living operators, which has caused their growth plans to decelerate and may have a negative effect on their operating cash flows.

    Citing the effects of changes in government regulation relating to Medicare reimbursement as the precipitating factor, Sun filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 14, 1999. As of December 31, 1999, Realty had a portfolio of 42 properties operated by Sun, which consisted of 38 owned properties with net assets of approximately $309,135,000 and four mortgages with net assets of approximately $30,490,000. During the year ended December 31, 1999, income derived from these properties included rental income of $47,275,000 from owned properties and interest income for the ten months ended October 1999 of $2,926,000 from mortgages.

    Sun has not formally indicated whether it will accept or reject any of Realty's leases. However, Sun has indicated that it will continue to make lease payments to Realty unless and until such leases are rejected. If necessary, Realty has a plan in place to transition and to continue operating any of Sun's properties. Realty has not received interest payments related to the mortgages since November 1, 1999, and accordingly, such mortgages were put on non-accrual status.

    During January and February 2000, two other operators of Realty's long term care facilities, Integrated and Mariner, also filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As of December 31, 1999, Realty had a portfolio of 12 properties operated by Integrated and Mariner, which consisted of 11 owned properties with net assets of approximately $45,627,000 and one mortgage with net assets of approximately $7,029,000. During the year ended December 31, 1999, income derived from these properties included rental income of $9,677,000 from owned properties and interest income of $977,000 from the mortgage.

    Management has proactively initiated various actions to protect its interest under its leases and mortgages including the drawdown of certain escrow accounts. Except for certain owned properties and mortgages held for sale, management does not believe any of its owned real estate or mortgages is impaired at December 31, 1999. However, the ultimate outcome of these bankruptcies are not currently predictable and management is not able to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome. It is possible that an unfavorable outcome could have a material adverse effect on Realty's cash flows, revenues and results of operations in a particular quarter or annual period. However, Realty believes that even if the outcome of these bankruptcies are materially adverse to Realty's cash flows, revenues and results of operations, it should not have a material adverse effect on Realty's financial position.

OPERATING-RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 VS. YEAR ENDED DECEMBER 31, 1998

    Operating has derived its revenue primarily from hotel operations since the consummation of the La Quinta Merger on July 17, 1998. Hotel revenues for the year ended December 31, 1999 were $591,364,000 compared to $253,249,000 for the year ended December 31, 1998, or an increase of $338,115,000. Revenue growth was primarily attributable to the increase in hotel operating revenues because there were twelve months of hotel operations in 1999 compared to the post-acquisition period of July 17, 1998 through December 31, 1998. Approximately $566,484,000 or 96% of hotel revenues were derived from room rentals during the year ended December 31, 1999 compared to $241,868,000 and 96% during the year ended December 31, 1998. Hotel operating revenues generally are measured as a function of ADR and occupancy. The ADR increased to $61.02 in 1999 from $60.25 in 1998, an increase of $.77 or 1.3%. Occupancy percentage decreased 2.1 percentage points to 66.6% in 1999 from 68.7% in 1998. RevPAR, which is the product of occupancy percentage and ADR, decreased 1.7% when compared to 1998. The decrease in RevPAR is primarily due to a greater increase in the supply of available rooms than in demand in the west south central region of the United States. The relationship between supply and demand varies by region and it has impacted La Quinta to a greater extent than its competitors due to its concentration of hotels in the southwest. The revenue impact of the oversupply of available rooms was somewhat mitigated by revenue increases resulting from a higher proportion of room rental income from the Inn & Suites hotels as compared to the Inns during the comparable periods. Inn & Suites hotels generally have higher room rental income per night then the Inns. Other factors contributing to the decrease in RevPAR include the short term disruptive impact of the introduction of the new property management system, the reorganization of the operations and the sales organizations during the third quarter and certain pricing decisions which adversely impacted RevPAR.

    Other sources of hotel revenues during the year ended December 31, 1999 include: guest services revenue of approximately $13,094,000, which is derived from charges to guests for long distance service, fax use and laundry service; and approximately $7,725,000 related to meeting and banquet rentals, restaurant rental and management services. Commission revenue of approximately $2,305,000 was earned on phone, movie and vending services. Interest and other income was $1,756,000 for the year ended December 31, 1999 compared to $607,000 for the same period in 1998. In addition, in October 1999 the lodging segment acquired Telematrix, a provider of telephone software and equipment for the lodging industry. Revenues associated with this acquisition were $4,532,000.

    For the year ended December 31, 1999, total recurring expenses were $596,722,000 compared to $262,737,000 for the year ended December 31, 1998, an increase of $333,985,000. This increase was primarily attributable to increases in lodging related expenses, which include an increase in operating expenses of $161,741,000, increases to rent, royalty and interest due to Realty of $157,624,000 and an increase to general and administrative expenses of $10,134,000. The increase in operating expenses, net rent, royalty and interest due to Realty as well as overhead for the lodging segment is attributable to the inclusion of twelve months of activity in 1999 compared to the post-acquisition period in 1998, and to a lesser extent, inclusion of $2,564,000 of operating costs incurred related to the Telematrix acquisition. Hotel operating expenses and overhead primarily includes costs associated with the operation such as salaries, wages, utilities, repair and maintenance, credit card discounts and room supplies as well as corporate expenses, such as the costs of general management, office rent, training and field supervision of hotel managers and other marketing and administrative expenses. The increase in general and administrative expenses of $10,134,000 includes an increase of $9,129,000 in overhead for the lodging segment, and $1,005,000 related to Telematrix. Depreciation and amortization expense for the year ended December 31, 1999 was $7,958,000 compared to $3,661,000 for the same period in 1998. The increase is due to the depreciation and amortization associated with furniture and fixtures and intangible assets acquired in the La Quinta Merger. Interest due to third parties of $273,000 was incurred during the year ended December 31, 1999 compared to $84,000 for the same period in 1998.

    At December 31, 1999, La Quinta operated 302 hotels (including 232 Inns and 70 Inn & Suites) with approximately 39,000 rooms, compared to 280 hotels (including 233 Inns and 47 Inn & Suites) with approximately 36,000 rooms at the merger date of July 17, 1998.

OTHER EXPENSES

    During the year ended December 31, 1999, Operating recorded approximately $29,676,000 in other expenses.

    On May 10, 1999, the Companies entered into a separation agreement with Abraham D. Gosman, former Director and Chairman of the Companies and Chief Executive Officer and Treasurer of Operating. Under the terms of the separation agreement, Mr. Gosman received severance payments totaling $25,000,000 in cash and the continuation of certain life insurance benefits. The Companies established a Special Committee to evaluate Mr. Gosman's employment contract and whether such severance or other payments were appropriate. Based on the results of the evaluation and recommendation of the Special Committee, the Boards of Directors concluded that the separation agreement was in the long-term best interest of the shareholders of the Companies and approved the separation agreement.

    In conjunction with the implementation of the 1998 Plan, which included a change in the focus of the lodging division to internal growth, La Quinta management performed a review of the front desk system under development for its lodging facilities, and made a decision to abandon the project. The decision was based primarily on management's intent to integrate the front desk system with new revenue management software, availability of more suitable and flexible externally developed software and a shift in information systems philosophy toward implementation of externally developed software and outsourcing of related support services. A charge of approximately $3,998,000 to write-off certain internal and external software development costs related to the project was recorded in the first quarter of 1999. Operating also incurred approximately $678,000 associated with the reorganization of the lodging division including employee severance and other expenses.

DISCONTINUED OPERATIONS

    Pursuant to the 1998 Plan, Operating has classified golf and horseracing activities as discontinued operations for financial reporting purposes. Accordingly, Operating has presented as discontinued operations approximately $9,803,000 of losses on disposal from the golf and horseracing segments during the year ended December 31, 1999. Operating has recorded a loss of $6,109,000 related to the sale of the Cobblestone Golf Group, which was sold on March 31, 1999. The loss includes a final accounting of working capital balances at the sale date. The horseracing segment was sold on December 10, 1998. During the year ended December 31, 1999, a loss of $6,655,000 was recorded which related to an adjustment of the selling price between Realty and Operating. This loss was partially offset by a gain of $2,961,000 arising from a final adjustment relating to working capital balances at the sale date. For the year ended December 31, 1998, Realty has presented a loss from discontinued operations of $3,914,000, a gain on disposal of Santa Anita of $15,040,000 and a provision for loss on disposal of Cobblestone Golf Group of $9,478,000.

NET LOSS

    The resulting net loss for the year ended December 31, 1999, was $40,305,000 compared to $18,203,000 for the year ended December 31, 1998. The net loss per common share for the year ended December 31, 1999 was $.28 compared to $.15 for the year ended December 31, 1998. The per common share amount decreased primarily due to other non-recurring expenses incurred in 1999, related to the separation agreement with Mr. Gosman.

YEAR ENDED DECEMBER 31, 1998 VS. YEAR ENDED DECEMBER 31, 1997

    Operating derived its revenue primarily from hotel operations during the post-acquisition period from July 17, 1998 through December 31, 1998. Hotel revenues for this period were $252,642,000. Approximately $241,868,000 or 96% of hotel revenues were derived from room rentals. Hotel operating revenues generally are measured as a function of the ADR and occupancy percentage. The ADR for the period July 17, 1998 through December 31, 1998 increased to $59.29 as compared to ADR in the second half of 1997 of $56.69, an increase of $2.60 or 4.6%. Occupancy percentage decreased 1.8 percentage points to 67.0% from 68.8% for the same periods. RevPAR, which is a product of the occupancy percentage and ADR, increased 1.6% in the 1998 post-merger period over the second half of 1997. Other sources of hotel revenues during the post merger period included guest services revenue of approximately $5,699,000 derived from charges to guests for long distance service, fax use and laundry service. Commission revenue of approximately $1,271,000 was earned on phone, movie and vending services.

    At the merger date, La Quinta operated 280 hotels (including 233 Inns and 47 Inn & Suites) with approximately 36,000 rooms. During the post-merger period, 10 new Inn & Suites were opened adding over 1,400 rooms.

    Interest and other income was $607,000 for the year ended December 31, 1998 compared to $48,000 for the year ended December 31, 1997. Prior to July 17, 1998, Operating derived its revenue from horseracing and golf course operations, which are now classified as discontinued operations (see below) and thus are not included in revenue in 1998 or 1997.

    For the year ended December 31, 1998, total recurring expenses were $262,737,000. Expenses were primarily attributable to hotel operating expenses, interest, rent and royalties paid to Realty. Hotel operating costs of $117,524,000 and general and administrative expenses of $8,724,000 were incurred during the La Quinta post-merger period from July 17, 1998 to December 31, 1998. Salaries, wages and related costs, represent approximately 41.3% of operating expenses. Other major categories of lodging operating expense include utilities, supplies, advertising and administrative costs. Interest, royalty and rent expenses paid to Realty of $132,744,000 were also incurred during the post-merger period. Depreciation and amortization expense increased to $3,661,000, which was primarily related to depreciation of furniture and fixtures and other intangible assets acquired in the La Quinta Merger and a full year of amortization of goodwill, which resulted from the excess purchase price over the fair value of assets acquired in the Santa Anita Merger.

    Goodwill associated with the Santa Anita Merger primarily relates to the value of the paired-share structure and, due to the permanent nature of the structure, is being amortized over a 40 year period. Accordingly, the goodwill recorded as part of the Santa Anita Merger is expected to remain even though the Santa Anita Racetrack was sold in 1998, as long as the Companies continue to utilize the paired share structure.

OTHER EXPENSES

    On July 22, 1998, the Reform Act was enacted. The Reform Act limits the Companies' ability to continue to grow through use of the paired share structure. While the Companies' use of the paired share structure in connection with the Cobblestone Merger and the La Quinta Merger was "grandfathered" under the Reform Act, the ability to continue to use the paired share structure to acquire additional real estate and operating businesses conducted with the real estate assets (including the golf and lodging industries) was substantially limited. In addition, during the summer of 1998, the debt and equity capital markets available to REITs began to deteriorate, thus limiting the Companies' access to cost-efficient capital.

    As a result of these events, the Companies' began an analysis of the impact of the Reform Act, the Companies' continued inability to access the capital markets, and the operating strategy of the Companies' existing businesses. The analysis culminated in the development of the 1998 Plan, which was announced on November 12, 1998, designed to strengthen the Companies' financial position and clarify its investment and operating strategy by focusing on the healthcare and lodging business segments.

    Other expenses, which arose from the 1998 Plan, that were recorded on the books of Operating for the year ended December 31, 1998, are as follows:

                                                              (IN THOUSANDS)
COMPREHENSIVE RESTRUCTURING PLAN:
  Employee severance........................................      $ 6,443
  Write-off of capitalized pre-development costs............        8,720
                                                                  -------
  Total.....................................................      $15,163
                                                                  =======

    Pursuant to the 1998 Plan, Operating incurred approximately $15,163,000 of non-recurring costs during 1998. These costs included the write-off of certain costs associated with discontinuing lodging development of $8,720,000 and severance of $6,443,000 attributable to workforce reductions of approximately 76 employees, primarily from Operating's construction, marketing and acquisition departments.

DISCONTINUED OPERATIONS

    During the latter part of 1997 and the first half of 1998, the Companies pursued a strategy of diversifying into new businesses including horseracing, golf and lodging. During the third quarter of 1998, the Companies reassessed these business segments. In addition, a review of investment and operating strategies for the Companies was initiated. As a result, during November 1998, the Companies approved the 1998 Plan including the disposal of the horseracing and golf segments as well as the sale of certain healthcare and other non-strategic assets.

    Accordingly, Operating has classified approximately $3,914,000 of losses from the horseracing and golf segments as discontinued during the year ended December 31, 1998 and $238,000 of losses from the horseracing segment during the year ended December 31, 1998. The horseracing segment was sold on December 10, 1998, resulting in a net gain on disposal of $15,040,000. Operating has also recorded a provision for loss on disposal, based upon the estimated proceeds to be realized upon sale, of the golf-related assets and operations, of approximately $9,478,000. Subsequent to the end of 1998, the Companies entered into a definitive agreement to sell Cobblestone Golf Group for $393,000,000 and expected the transaction to close in early 1999 which would not result in a change in the estimated loss on disposal provided herein.

NET LOSS

    The resulting net loss available for common shareholders for the year ended December 31, 1998, was $18,203,000 compared $600,000 for the year ended
December 31, 1997. The net loss per common share for the year ended
December 31, 1998 was $0.15 compared to $0.01 for the year ended December 31, 1997. The per common share amount decreased primarily due to the comprehensive restructuring charges, and additional common shares being issued to consummate mergers. In connection with the Cobblestone and La Quinta mergers, 8,177,000 and 43,280,000 additional common shares are now outstanding, respectively.

OPERATING-LIQUIDITY AND CAPITAL RESOURCES

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

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

    Operating provides funding for costs associated with the restructuring through a combination of long-term and short-term financing including, both debt and equity. Operating obtains long-term financing through the issuance of common shares and unsecured notes. Operating obtains short-term financing through borrowings from Realty.

    During February 1998, the Companies entered into the FEIT pursuant to which MLI purchased shares of capital stock of the Companies which were ultimately converted into paired shares. The FEIT was designed to mature one year after issuance and provided MLI the right to sell sufficient paired shares (including the shares originally purchased) to provide MLI with a guaranteed return. The FEIT also included a purchase price adjustment mechanism which, from time to time, resulted in the issuance of additional paired shares to MLI as a result of declines in paired shares' market price.

    During December 1998, the Companies repurchased all of the paired shares issued pursuant to the purchase price adjustment mechanism, as well as some of the paired shares originally sold to MLI.

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

    On November 23, 1998, Realty amended its Credit Agreement to provide for Realty's cash repayment of a portion of its FEIT to provide for the amendment of certain financial covenants to accommodate asset sales, to exclude the impact of non-recurring charges in certain covenant calculations and to provide for future operating flexibility. The amendment also provided for an increase to the LIBOR pricing of the credit facility by approximately 125 basis points, and the pledge of stock of the Companies' subsidiaries. This pledge of subsidiary stock also extended on a pro rata basis to entitled bondholders. Realty also agreed to a 25 basis point increase to the LIBOR pricing in the event that an equity offering of at least $100,000,000 had not been completed by February 1, 1999. On
February 1, 1999 this increase went into effect.

    On March 10, 1999, Realty reached a second agreement with its bank group to further amend the Credit Agreement. The second amendment became effective upon the successful completion of the sale of Cobblestone Golf Group and provided for a portion of the sale proceeds to be applied to the FEIT. The second amendment also provided for, among other things, upon the sale of Cobblestone Golf Group, elimination of limitations on certain healthcare related investments and a lowering of the commitment on the revolving tranche to $850,000,000.

    On March 10, 1999, the Companies entered into an agreement with MLI to use the proceeds from the sale of Cobblestone Golf Group in excess of $300,000,000 to purchase all or a portion of the remaining 6,865,000,000 paired shares originally issed to MLI in the FEIT. On April 1, 1999, the Companies fully settled the FEIT by paying MLI $89,840,000 for the repurchase of the remaining 6,865,000 paired common shares.

    On April 8, 1999, Realty repaid $250,000,000 of its Tranche B term loan and cancelled a $250,000,000 swap contract. Both were scheduled to mature on July 17, 1999.

    On August 16, 1999 Realty repaid $12,500,000 of its notes payable which matured on that date and bore interest at 7.25%.

    On December 24, 1999, Realty repaid $250,000,000 of its Tranche C term loan which was scheduled to mature on January 17, 2000.

    Operating had shareholders' equity of $35,593,000 as of December 31, 1999.

    On January 28, 2000, the Companies' announced that the boards of directors had approved the Five Point Plan, which provided for:

    - An orderly disposition of a significant portion of healthcare assets;

    - Suspension of Realty's REIT common share dividend;

    - Expectation of the declaration of the minimum dividend required to maintain REIT status in December 2000;

    - Substantial reduction in debt; and

    - Future disciplined investment in the lodging division.

    The Companies have an effective shelf registration statement on file with the SEC under which the Companies may issue 1,825,000,000 of securities including common stock, preferred stock, debt, series common stock, convertible debt and warrants to purchase shares, preferred shares, debt, series common stock and convertible debt.

    Operating believes that its various sources of capital available including operating cash flow and borrowings from Realty are adequate to finance its operations.

RECENT LEGISLATIVE DEVELOPMENTS

    The Ticket to Work and Work Incentives Improvement Act of 1999 (the "Act"), signed into law by the President of the United States on December 17, 1999, has modified certain provisions of federal income tax law applicable to REITs. All of the changes described below will be effective with respect to the Companies beginning after the year ending December 31, 2000. These changes include new rules permitting a REIT to own up to 100% of the stock of a corporation (a "taxable REIT subsidiary"), taxable as a C corporation, that may provide non-customary services to the REIT's tenants and may engage in certain other business activities. However, the taxable REIT subsidiary cannot directly or indirectly operate or manage a lodging or healthcare facility. Although the taxable REIT subsidiary may lease a lodging facility (I.E., a hotel) from the REIT (provided no gambling revenues were derived from the hotel or on its premises), with the lodging facility operated by an "eligible independent contractor," such eligible independent contractor must be actively engaged in the trade or business of operating lodging facilities for persons or entities unrelated to the REIT. On account of the foregoing restrictions imposed on the use of taxable REIT subsidiaries in the case of lodging and healthcare facilities, the opportunity for the Companies to make use of taxable REIT subsidiaries will be limited.

    The Act also replaces the former rule permitting a REIT to own more than 10% of a corporate subsidiary by value, provided its ownership of the voting power is limited to 10% (a "decontrolled subsidiary"), with a new rule prohibiting a REIT from owning more than 10% of a corporation by vote or value, other than a taxable REIT subsidiary (described above) or a "qualified REIT subsidiary" (a wholly owned corporate subsidiary that is treated as part of the REIT for all federal income tax purposes). Existing decontrolled subsidiaries are grandfathered, but will lose such status if they engage in a substantial new line of business or acquire any substantial new asset after July 12, 1999, other than pursuant to a contract binding on such date and at all times thereafter prior to acquisition. Accordingly, and taking into account the Companies' general inability to utilize taxable REIT subsidiaries, the Act severely limits the ability of Realty to own substantial ownership interests in taxable corporate subsidiaries. Direct ownership by Realty of assets that otherwise would be held in a decontrolled subsidiary may not be possible without disqualifying Realty as a REIT, and transfer of such assets to Operating similarly may not be possible without causing Realty to recognize taxable income or jeopardizing the Companies' current grandfather status under the 1998 anti-paired share legislation enacted as part of the Reform Act.

    Other provisions in the Act include a reduction in the annual minimum distribution requirement from 95% to 90% of its taxable income (excluding net capital gain) and a provision which allows a REIT to own and operate a healthcare facility for at least two years (with extensions for up to another four years possible) if the facility is acquired by the termination or expiration of a lease, with net income with respect to such property subject to corporate tax but not counted as disqualifying income for purposes of qualification as a REIT.

NEWLY ISSUED ACCOUNTING STANDARDS

    Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") requires that all derivative investments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and the type of hedge transaction. The Companies anticipate that due to their limited use of derivative instruments, the adoption of SFAS 133 will not have a material effect on the financial statements.

    During 1999, Financial Accounting Standards Board Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities--deferral of the Effective Date of the Statement of Financial Accounting Standards No. 133" ("SFAS 137") was issued. This statement amended SFAS 133 by deferring the effective date to fiscal quarters of all fiscal years beginning after June 15, 2000.

    In November 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges"
("SAB 100"). This SAB expresses the views of the Staff regarding the accounting for the disclosure of certain expenses commonly reported in connection with exit activities and business combinations. The Companies do not expect the provisions of SAB 100 to have a material impact on its financial statements.

    In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This SAB summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Companies do not expect the provisions of SAB 101 to have a material impact on its financial statements.

YEAR 2000

    The "Year 2000 problem" arose as a result of the fact that many existing computer programs and embedded chip technology systems were developed using only the last two digits (rather than four) to define the applicable year. Thus, any information technology ("IT") systems with time-sensitive software might recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations and system failures. In addition, the Companies were at risk from Year 2000 failures on the part of third parties with which the Companies interact.

    The Companies use a significant number of IT systems that are essential to their operations. For this reason, the Companies developed and implemented a five-phase plan to address their year 2000 issues (the "Year 2000 Plan") and to insure that the Companies' IT systems would function properly in the year 2000 and thereafter.

    The Companies believe that they have successfully rendered IT systems year 2000 compliant. Since January 1, 2000, the Companies have experienced no disruptions to their business operations as a result of year 2000 compliance problems or otherwise and have received no reports of any material year 2000 compliance problems with any third parties with which they have material interactions. Although the Companies do not believe that they have continued exposure to the year 2000 issue, the Companies cannot give assurances that they will not detect unanticipated year 2000 compliance issues in the future.

    The Companies budgeted $1,650,000 for its year 2000 Plan and estimate that the costs of repairing, updating and replacing their standard IT systems was approximately $1,600,000. Additionally, the Companies estimate that they spent approximately $300,000 to address other Year 2000 issues. Because the Companies year 2000 assessment is ongoing and additional funds may be required as a result of unexpected future findings in the first few quarters of the year 2000, the Companies are not able to estimate the final aggregate cost of the year 2000 problem. While these efforts may involve additional costs, the Companies believe, based on available information, that these costs will not have a material adverse effect on their business, financial condition or results of operations. The Companies have funded the costs to date of addressing the Year 2000 issue from cash flows resulting from operations.

    The preceeding "Year 2000 disclosure" contains various forward-looking statements within the meaning of the private Securities Litigation Reform Act of 1995. These forward-looking statements represent the Companies' beliefs of expectations regarding future events. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

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

CERTAIN FACTORS YOU SHOULD CONSIDER

    UNLESS THE CONTEXT OTHERWISE REQUIRES, ALL REFERENCES TO "WE," "US," OR "OUR" REFER GENERALLY TO MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY, COLLECTIVELY, THEIR SUBSIDIARIES AND RESPECTIVE PREDECESSOR ENTITIES FOR THE APPLICABLE PERIODS, ALTHOUGH THE CONTEXT MAY, IN CERTAIN SITUATIONS, REQUIRE THAT THESE WORDS REFER TO EITHER MEDITRUST CORPORATION OR MEDITRUST OPERATING COMPANY INDIVIDUALLY.

    PRESENTED BELOW ARE CERTAIN FACTORS THAT YOU SHOULD CONSIDER WITH RESPECT TO AN INVESTMENT IN OUR SECURITIES. YOU SHOULD BE AWARE THAT THERE ARE VARIOUS RISKS, INCLUDING THOSE DESCRIBED BELOW, WHICH MAY MATERIALLY IMPACT YOUR INVESTMENT IN OUR SECURITIES OR MAY IN THE FUTURE, AND, IN SOME CASES, ALREADY DO, MATERIALLY AFFECT US AND OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. YOU SHOULD CAREFULLY CONSIDER THESE FACTORS. THIS SECTION INCLUDES OR REFERS TO CERTAIN FORWARD-LOOKING STATEMENTS; YOU SHOULD READ THE EXPLANATION OF THE QUALIFICATIONS AND LIMITATIONS ON SUCH FORWARD-LOOKING STATEMENTS DISCUSSED ON PAGE 37.

OUR STRATEGIC FOCUS ON LODGING RELATED PROPERTIES EXPOSES INVESTORS TO RISKS COMMON IN THAT INDUSTRY THAT MAY ADVERSELY AFFECT AN INVESTMENT IN OUR SECURITIES.

    We have made a significant investment in lodging related facilities through our acquisition of La Quinta Inns, Inc. La Quinta is operated by a subsidiary of Meditrust Operating Company and its real estate assets are owned by Meditrust Corporation or a subsidiary of Meditrust Corporation. The results of operations of La Quinta hotels are subject to many factors, including:

    - changes in the national, regional and local general economic climate;

    - competition from comparable hotels;

    - the desirability of particular locations;

    - the quality, philosophy and performance of the lodging facility managers;

    - changes in room rates and increases in operating costs due to inflation;

    - the need to periodically repair the lodging facilities;

    - increases in travel expenses that reduce business and leisure travel; and

    - the relationship between supply of and demand for hotel rooms (an oversupply of hotel properties or a reduction in demand for hotel rooms).

LA QUINTA OPERATES IN A VERY COMPETITIVE MARKET.

    La Quinta hotels generally operate in markets that contain numerous competitors, including a wide range of lodging facilities offering full-service, limited-service and all-suite lodging options to the public. The continued success of our hotels will be dependent, in large part, upon our ability to compete in such areas as affordable and competitive room rates, quality of accommodations, name recognition, service level and convenience of locations. Additionally, an increasing supply of hotel rooms in La Quinta's market segment, and recent consolidations in the lodging industry generally, have resulted in the creation of several large, multi-branded hotel chains with diversified operations and may adversely impact our business, financial condition and results of operations. We cannot give assurances that demographic, geographic or other changes in markets will not adversely affect the convenience or desirability of the locations of our hotels. Furthermore, we cannot give assurances that competing hotels will not provide greater competition for guests than currently exists, in the markets in which our hotels operate, and that new hotels will not enter such markets.

OUR LODGING RELATED PROPERTIES ARE GEOGRAPHICALLY CONCENTRATED.

    La Quinta's hotels are concentrated in the western and southern regions of the United States. As a result, our lodging properties are particularly sensitive to adverse economic and competitive conditions and trends in those regions and such conditions may specifically affect our cash available for distribution to stockholders. The concentration of properties in one region may expose us to risks of adverse economic developments which are greater than if our portfolio were more geographically diverse.

OUR LODGING RELATED BUSINESS AND OPERATIONS ARE SUBJECT TO EXTENSIVE EMPLOYMENT AND OTHER GOVERNMENTAL REGULATION.

    The lodging business is subject to extensive federal, state and local regulatory requirements, including building and zoning requirements, all of which can prevent, delay, make uneconomical or significantly increase the cost of developing additional lodging facilities. In addition, La Quinta's hotels and Meditrust Operating Company are subject to laws governing their relationship with employees, including minimum wage requirements, overtime, working conditions, work permit requirements and discrimination claims. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could adversely affect us.

FLUCTUATIONS IN OPERATING RESULTS ARE COMMON IN THE LODGING INDUSTRY.

    The lodging industry may be adversely affected by, among other things:

    - changes in economic conditions,

    - changes in local market conditions,

    - oversupply of hotel rooms,

    - a reduction in demand for hotel space in specific areas,

    - changes in travel patterns,

    - weather conditions,

    - changes in governmental regulations that influence or determine wages,

    - prices or construction costs,

    - changes in interest rates,

    - the availability of financing for operating or capital needs and

    - changes in real estate tax rates and other operating expenses.

    Room supply and demand historically have been sensitive to shifts in gross domestic product growth, which has resulted in cyclical changes in average daily room and occupancy rates. Due in part to the strong correlation between the lodging industry's performance and economic conditions, the lodging industry is subject to cyclical changes in revenues. In that regard, we cannot give assurances that the recent strength in the lodging industry generally, or in the segment of the industry in which we operate, will not decline in the future. Furthermore, the lodging industry is seasonal in nature, with revenues typically higher in summer periods than in winter periods.

FLUCTUATIONS IN AND DIFFICULTY WITH LODGING CONSTRUCTION MAY HAVE AN ADVERSE AFFECT ON US.

    If La Quinta resumes its historical strategy of growing through new construction, we may from time to time experience shortages of materials or qualified tradespeople or volatile increases in the cost of certain construction materials or labor, resulting in longer than normal construction and remodeling periods, loss of revenue and increased costs. We will rely heavily on local contractors, who may be inadequately capitalized or understaffed. The inability or failure of one or more local contractors to perform may result in construction or remodeling delays, increased cost and loss of revenue. The foregoing factors could adversely affect La Quinta's operations which, in turn, could materially adversely affect us and our ability to make distributions to stockholders and to pay amounts due on our indebtedness.

THE SEASONALITY OF THE LODGING INDUSTRY MAY AFFECT THE ABILITY OF MEDITRUST CORPORATION'S
LESSEES AND OPERATORS TO MAKE TIMELY RENT PAYMENTS.

    The seasonality of the lodging industry causes fluctuations in hotel revenues and may, from time to time, affect either the amount of rent that accrues under Meditrust Corporation's hotel leases or the ability of Meditrust Corporation's lessees and operators to make timely rent payments under the leases. A lessee's or operator's inability to make timely rent payments to Meditrust Corporation could adversely affect our financial condition and ability to service debt and make distributions to our stockholders.

MEDITRUST CORPORATION'S OWNERSHIP OF HEALTHCARE RELATED PROPERTIES EXPOSES INVESTORS TO RISKS COMMON IN THAT INDUSTRY THAT MAY ADVERSELY AFFECT AN INVESTMENT IN OUR SECURITIES.

THERE ARE A NUMBER OF OPERATING RISKS THAT COULD HAVE AN ADVERSE AFFECT ON MEDITRUST
CORPORATION'S HEALTHCARE RELATED BUSINESS.

    One of Meditrust Corporation's primary businesses is that of buying, selling, financing and leasing healthcare related properties. Operating risks in this business include, among other things:

    - competition for tenants;

    - competition from other healthcare financing providers, a number of which may have greater marketing, financial and other resources and experience than us;

    - changes in government regulation of healthcare;

    - changes in the availability and cost of insurance coverage;

    - increases in operating costs due to inflation and other factors;

    - changes in interest rates;

    - the availability of financing; and

    - adverse effects on general and local economic conditions.

EXTENSIVE FEDERAL, STATE AND LOCAL REGULATION OF THE SKILLED NURSING INDUSTRY MAY ADVERSELY AFFECT THE ABILITY OF THIRD-PARTY OPERATORS OF MEDITRUST CORPORATION'S HEALTHCARE PROPERTIES TO MAKE THEIR PAYMENTS.

    The skilled nursing businesses of the third-party operators of Meditrust Corporation's healthcare related real estate, and the healthcare industry generally, are subject to extensive federal, state and local regulation governing the licensing and conduct of operations at healthcare facilities, certain capital expenditures, the quality of services provided, the manner in which the services are provided, financial and other arrangements between healthcare providers and reimbursement for services rendered. The failure of any third- party operator to comply with such laws, requirements and regulations could adversely affect its effectiveness in operating the facility or facilities. Any such ineffectiveness could impair such operator's ability to make payments to Meditrust Corporation and thereby adversely affect us.

A HIGH CONCENTRATION OF INVESTMENT IN THE SKILLED NURSING INDUSTRY COMPOUNDS THE RISKS
ASSOCIATED WITH THIS INDUSTRY.

    As of September 30, 1999, skilled nursing facilities comprised 28.8% of Meditrust Corporation's real estate investments. For the reasons mentioned in the risk factor above, such a concentration in this type of facility could have a material adverse effect on us.

WE RELY HEAVILY ON THIRD-PARTY OPERATORS ASSOCIATED WITH MANY OF OUR PROPERTIES.

    Third-party operators manage skilled nursing facilities on each of our properties. Our financial position may be adversely affected by financial difficulties experienced by any such operators, including the bankruptcy, insolvency or general downturn in the business of any such operator, or in the event any such operator does not renew its leases as they expire and Meditrust Corporation cannot lease these facilities to other operators on comparable terms. In particular, Meditrust Corporation's investments in the facilities operated by its two largest healthcare operators at September 30, 1999 amounts to approximately 20% of its total real estate investments. Such a concentration in these operators could have a material adverse effect on us.

WE HAVE NO CONTROL OVER INCREASED GOVERNMENT REGULATION IN THE HEALTHCARE INDUSTRY GENERALLY.

    The healthcare industry is subject to changing political, economic, regulatory and demographic influences that may affect the operations of healthcare facilities and providers. During the past several years, the healthcare industry has been subject to changes in government regulation of many aspects of the industry (for example, reimbursement rates and certain capital expenditures). Some elected officials have announced that they intend to examine certain aspects of the United States healthcare system, including proposals which may further increase governmental involvement in healthcare. For example, the President and Congress have in the past, and may in the future, propose healthcare reforms which could impose additional regulations on Meditrust Corporation and its operators or limit the amounts that operators may charge for services. Meditrust Corporation's healthcare facility operators are, and will continue to be, subject to varying degrees of regulation and licensing by health or social service agencies and other regulatory authorities in the various states and localities in which they operate or in which they will operate.

RECENT SIGNIFICANT HEALTHCARE REFORM HAS, AND LIKELY WILL CONTINUE TO, ADVERSELY AFFECT OUR
OPERATIONS IN THE HEALTHCARE INDUSTRY.

    The Balanced Budget Act of 1997, which was signed by the President on August 5, 1997, enacted significant changes to the Medicare and Medicaid programs designed to modernize payment and healthcare delivery systems while achieving substantial budgetary savings. In seeking to limit Medicare reimbursement for skilled nursing services, the Balanced Budget Act of 1997 mandated the establishment of a prospective payment system for skilled nursing facilities to replace the current cost-based reimbursement system. The cost-based system reimburses skilled nursing facilities for reasonable direct and indirect allowable costs incurred in providing "routine services" as well as capital costs and ancillary costs, subject to limits fixed for the particular geographic area served by the skilled nursing facility. Under the prospective payment system, skilled nursing facilities will be paid a federal per diem rate for covered services. The per diem payment will cover routine service, ancillary, and capital-related costs. The prospective payment system is being phased in over a four-year period beginning on or after July 1, 1998. Under provisions of the Balanced Budget Act of 1997, states will be provided additional flexibility in managing their Medicaid program. Among other things, the Balanced Budget Act of 1997 repealed a federal payment standard, which had required states to pay "reasonable and adequate" payments to cover the costs of efficiently and economically operated hospitals, nursing facilities and certain intermediate care facilities. We have no control over these federal reimbursement rates, which may change periodically. Additionally, these healthcare reforms may reduce reimbursement to levels that are insufficient to cover the cost of providing patient care, which could adversely affect the revenues of Meditrust Corporation's third-party borrowers and lessees. Such adverse effects on Meditrust Corporation's third party borrowers may negatively impact those borrowers' and lessees' abilities to make their loan or lease payments to Meditrust Corporation. In fact, three of Meditrust Corporation's third party operators have cited these healthcare reforms as the precipitating factor in filing for bankruptcy protection. Failure of the borrowers or lessees to make their loan or lease payments would have a direct and material adverse effect on us.

WE CANNOT GIVE ASSURANCES THAT THIRD-PARTY REIMBURSEMENT FOR MEDITRUST CORPORATION'S
OPERATORS WILL CONTINUE TO BE AVAILABLE.

    The cost of many of the services offered by the current operators of Meditrust Corporation's healthcare facilities are reimbursed or paid for by third-party payers such as Medicare and Medicaid programs for elderly, low income and disabled patients and state Medicaid programs for managed care organizations. No assurance can be given that such third-party reimbursement to Meditrust Corporation's operators will continue to be available or when reimbursement will be offered or that reimbursement rates will not be reduced. The increase in the number of providers contracting to provide per person fixed cost healthcare to a patient population has increased pressure on third-party payers to lower costs.

    A significant portion of the revenue from the third-party operators who lease or receive financing from Meditrust Corporation is derived from governmentally funded reimbursement programs, such as Medicare and Medicaid. These programs are highly regulated and subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. In recent years, there have been fundamental changes in the Medicare program which have resulted in reduced levels of payment for a substantial portion of healthcare services, which Meditrust Corporation has no control over. Moreover, healthcare facilities have experienced increasing pressures from private payers such as health maintenance organizations attempting to control healthcare costs. Reimbursement from private payers has in many cases effectively been reduced to levels approaching those of government payers. Concern regarding healthcare costs may result in significant reductions in payment to healthcare facilities, and there can be no assurance that future payment rates from either governmental or private healthcare plans will be sufficient to cover cost increases in providing services to patients. In many instances, revenues from Medicaid programs are already insufficient to cover the actual costs incurred in providing care to those patients. Any changes in reimbursement policies which reduce reimbursement to levels that are insufficient to cover the cost of providing patient care could adversely affect revenues from the third-party operators who lease or receive financing from Meditrust Corporation and thereby adversely affect those entities' ability to make their lease or loan payments to Meditrust Corporation. Failure of these entities to make their lease or loan payments would have a direct and material adverse impact on us.

A FAILURE TO COMPLY WITH THE MORE PREVALENT FRAUD AND ABUSE LAWS AND GOVERNMENTAL PROGRAM INTEGRITY REGULATIONS MAY HAVE A MATERIAL ADVERSE EFFECT ON US.

    In the past several years, due to rising healthcare costs, there has been an increased emphasis on detecting and eliminating fraud and abuse in the Medicare and Medicaid programs. Federal and state statutes generally prohibit payment of any remuneration to induce the referral of Medicare and Medicaid patients. Both federal and state self-referral statutes severely restrict the ability of physicians to refer patients to entities in which they have a financial interest. The Balanced Budget Act of 1997 provided the federal government with expanded enforcement powers to combat waste, fraud and abuse in the delivery of healthcare services. In addition, the Office of Inspector General and the Healthcare Financing Administration have increased investigation and enforcement activity of fraud and abuse, specifically targeting nursing homes, home health providers and medical equipment suppliers. Failure to comply with the foregoing fraud and abuse laws or government program integrity regulations may result in sanctions, including the loss of licensure or eligibility to participate in reimbursement programs (including Medicare and Medicaid), asset forfeitures and civil and criminal penalties.

    It is anticipated that the trend toward increased investigation and informant activity in the area of fraud and abuse, as well as self-referral, will continue in future years. In the event that any borrower or lessee of Meditrust Corporation were to be found in violation of the applicable laws regarding fraud, abuse or self-referral, that borrower's or lessee's license or certification to participate in government reimbursement programs could be jeopardized, or that borrower or lessee could be subject to civil and criminal fines and penalties. Either of these occurrences could have a material adverse affect on us by adversely affecting the borrower's or lessee's ability to make debt or lease payments to Meditrust Corporation.

    The foregoing factors could adversely affect the ability of the operators of Meditrust Corporation's healthcare facilities to generate revenues and make payments to it. This, in turn, could materially adversely affect us and our ability to make distributions to stockholders and to pay amounts due on our indebtedness.

IT IS DIFFICULT TO BE CONTINUOUSLY UP-TO-DATE WITH CURRENT INFORMATION REGARDING THIRD-PARTY
OPERATORS OF MEDITRUST CORPORATION'S HEALTHCARE PROPERTIES.

    As of December 31, 1999, our healthcare portfolio comprised approximately 48% of Meditrust Corporation's total real estate investments. A private healthcare company and Sun Healthcare currently operate approximately 19% of the total real estate investments and 41% of the healthcare portfolio. Approximately 29% of Meditrust Corporation's total real estate investments (approximately 60% of the healthcare portfolio) are operated by companies in the skilled nursing sector of the healthcare industry and 9% of Meditrust Corporation's total real estate investments (approximately 18% of the healthcare portfolio) are operated by companies in the assisted living sector of the healthcare industry.

    Meditrust Corporation monitors credit risk for our healthcare portfolio by evaluating a combination of publicly available financial information, information provided by the operators themselves and information otherwise available to us. The financial condition and ability of these healthcare operators to meet their rental and other obligations will, among other things, have an impact on Meditrust Corporation's revenues, net income or loss, funds available from operations and on our ability to make distributions to our stockholders. The operations of the skilled nursing companies have been negatively impacted by changes in Medicare reimbursement rates, increases in labor costs, increases in their leverage and various other factors. In addition, any failure by these operators to effectively conduct their operations could have a material adverse effect on their business reputation or on their ability to enlist and maintain patients in their facilities.

    Operators of assisted living and skilled nursing facilities are experiencing fill-up periods of a longer duration, and are being impacted by concerns regarding the potential of over-building, increased regulation and the use of certain accounting practices. Accordingly, many of these operators have pre-announced anticipated earnings shortfalls and have experienced a significant decline in their stock prices. These factors have had a detrimental impact on the liquidity of some assisted living operators, which has caused their growth plans to decelerate and may have a negative effect on their operating cash flows.

THREE OF MEDITRUST CORPORATION'S HEALTHCARE FACILITY OPERATORS HAVE FILED FOR BANKRUPTCY.

    Citing the effects of changes in government regulation relating to Medicare reimbursement as the precipitating factor, Sun Healthcare filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 14, 1999. As of December 31, 1999, Meditrust Corporation had a portfolio of 42 properties operated by Sun Healthcare, which consisted of 38 owned properties with net assets of approximately $309 million and 4 mortgages with net assets of approximately $30 million. During the year ended December 31, 1999, income derived from these properties included rental income of $47 million from owned properties and interest income of $3 million from mortgages. No mortgage interest payments were received after October 14, 1999

    Sun Healthcare has not formally indicated whether it will accept or reject any of Meditrust Corporation's leases. Sun Healthcare has indicated, however, that they will continue to make lease payments to Meditrust Corporation unless and until such leases are rejected. If necessary, Meditrust Corporation has a plan in place to transition and to continue operating any of such rejected Sun Healthcare properties. Since October 1999, Meditrust Corporation has not received interest payments related to the mortgages. Accordingly, such mortgages have been put on non-accrual status.

    Should Sun Healthcare reject certain leases and revise lease terms for the respective facilities, Meditrust Corporation's cash flows, revenues and results of operations may be impacted and these amounts may be material. Management is not currently able to predict the outcome of the Sun Healthcare bankruptcy or the related impact on Meditrust Corporation's cash flows, revenues or results of operations.

    Citing reasons similar to Sun Healthcare, Mariner Health Group, Inc. and Integrated Health Services, Inc. also filed for protection under Chapter 11 of the U.S. Bankruptcy Code on January 18, 2000 and February 2, 2000, respectively. As of December 31, 1999, Meditrust Corporation had a portfolio of two properties operated by Mariner, which consisted of one owned property with net assets of approximately $7 million and one mortgage with net assets of approximately
$7 million. During the year ended December 31, 1999, we derived interest and rental income from the Mariner properties of approximately $2 million. If we do not receive interest payments related to the mortgage we will not continue to record interest income. As of December 31, 1999, Integrated Health Services operated 10 of Meditrust Corporation's owned properties that had a book value of approximately $38 million in the aggregate. During the year ended December 31, 1999, we derived approximately $6.9 million in rental income from the Integrated Health Services properties.

OUR SUBSTANTIAL DEBT, AS WELL AS THE VARIOUS OTHER RISKS ASSOCIATED WITH DEBT AND PREFERRED STOCK FINANCING, COULD RESULT IN ADVERSE CONSEQUENCES FOR US.

WE ARE DEPENDENT ON EXTERNAL SOURCES OF CAPITAL.

    To qualify as a real estate investment trust, Meditrust Corporation must distribute to its stockholders each year at least 95% of Meditrust Corporation's net taxable income (90% commencing in 2001), excluding any net capital gain. Because of these distribution requirements, it is not likely that Meditrust Corporation will be able to fund all future capital needs, including capital required for potential acquisitions, from income from operations. Meditrust Corporation, therefore, will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Meditrust Corporation's access to third-party sources of capital depends upon a number of factors, including general market conditions, the market's perception of Meditrust Corporation's growth potential, Meditrust Corporation's current and potential future earnings and cash distributions and the market price of Meditrust Corporation's common stock. Moreover, additional equity offerings may result in substantial dilution of stockholders' interests, and additional debt financing may substantially further leverage Meditrust Corporation.

MEDITRUST CORPORATION IS SUBSTANTIALLY LEVERAGED.

    Meditrust Corporation's debt-to-total market capitalization ratio was approximately 49% as of September 30, 1999. Meditrust Operating Company, as a guarantor under Meditrust Corporation's credit facility, is also substantially leveraged. This degree of debt could have important consequences for investors and for us, some of which include:

    - our ability to obtain additional financing may be impaired, both currently and in the future;

    - a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on this indebtedness, thereby reducing the funds available for other purposes;

    - our cash flow may be insufficient to meet required payments of principal, interest or dividends;

    - we may be substantially more leveraged than our competitors, putting us at a competitive disadvantage; and

    - our flexibility to adjust to market conditions is limited, leaving us vulnerable in a downturn in general economic conditions or in our business.

    Despite our plan to decrease the amount of our debt as announced on January 28, 2000 in our plan of reorganization, we cannot make assurances that we will be able to repay enough debt to successfully deleverage.

MEDITRUST CORPORATION MAY NOT BE ABLE TO RENEW, REPAY OR REFINANCE WHEN DUE THE INDEBTEDNESS ON OUR PROPERTIES OR UNSECURED INDEBTEDNESS OR THE TERMS OF ANY RENEWAL OR REFINANCING WILL NOT BE AS FAVORABLE AS THE TERMS OF SUCH ORIGINAL INDEBTEDNESS.

    If Meditrust Corporation were unable to refinance the indebtedness on acceptable terms, or at all, we may be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses, which losses could have a material adverse effect on us and our ability to make distributions to stockholders and to pay amounts due on such indebtedness. Meditrust Corporation has $207 million in term debt that will mature in July 2000 and an additional $1.4 billion in debt that matures in 2001. If a property is mortgaged to secure payment of indebtedness and Meditrust Corporation is unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of revenues and asset value to us. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering Meditrust Corporation's ability to meet the real estate investment trust distribution requirements of the Internal Revenue Code.

WE ARE SUBJECT TO THE RISKS ASSOCIATED WITH INDEBTEDNESS THAT BEARS INTEREST AT VARIABLE RATES.

    We have incurred, and expect in the future to incur, indebtedness which bears interest at variable rates. Accordingly, increases in interest rates would increase our interest costs (to the extent that the related indebtedness was not protected by interest rate protection arrangements), which could have a material adverse effect on us and our ability to make distributions to stockholders and to pay amounts due on our indebtedness or cause us to be in default under certain debt instruments. In addition, an increase in market interest rates may lead our stockholders to demand a higher yield on their paired shares from our distributions, which could adversely affect the market price for the paired shares and could also adversely affect the market price of any preferred stock issued by either or both of The Meditrust Companies.

MEDITRUST CORPORATION'S REAL PROPERTY INVESTMENTS ARE SUBJECT TO THE MANY VARYING TYPES AND DEGREES OF RISK INHERENT IN OWNING REAL ESTATE AND THAT MAY AFFECT THE VALUE OF OUR ASSETS AND OUR ABILITY TO GENERATE REVENUE, NET INCOME AND CASH AVAILABLE FOR DISTRIBUTION TO OUR STOCKHOLDERS.

THE ILLIQUIDITY OF REAL ESTATE AS AN INVESTMENT LIMITS MEDITRUST CORPORATION'S ABILITY TO SELL PROPERTIES QUICKLY IN RESPONSE TO MARKET CONDITIONS.

    Real estate investments are relatively illiquid and therefore cannot be purchased or sold rapidly in response to changes in economic or other conditions. Buyers may not be identified quickly or such buyers may not be able to secure suitable financing to consummate a transaction. In addition, the Internal Revenue Code limits Meditrust Corporation's ability as a real estate investment trust to make sales of properties held for fewer than four years. Furthermore, sales of certain appreciated property could generate material adverse tax consequences, which may affect Meditrust Corporation's ability to sell properties in response to market conditions and adversely affect returns to stockholders. Consequently, there can be no assurances that we will be able to accomplish an orderly disposition of a significant portion of the healthcare assets as announced on January 28, 2000.

MEDITRUST CORPORATION DEPENDS AND RELIES ON THE ABILITY AND SUCCESS OF THOSE WHO OPERATE, MANAGE, LEASE AND MAINTAIN OUR PROPERTIES.

    Federal income tax law restricts real estate investment trusts from deriving revenues directly from operating their properties. Thus, the underlying value of Meditrust Corporation's real estate investments, results of operations and ability to make distributions to stockholders and pay amounts due on indebtedness depends on the ability of the operators, managers, lessees and Meditrust Operating Company to operate Meditrust Corporation's properties in a manner sufficient to maintain or increase revenues and to generate sufficient revenues in excess of operating expenses to make rent payments under their leases or loan payments in respect of their loans from Meditrust Corporation.

THE RESULTS OF OPERATIONS OF MEDITRUST CORPORATION'S PROPERTIES MAY BE ADVERSELY AFFECTED BY MANY FACTORS OUTSIDE OF MEDITRUST CORPORATION'S CONTROL.

    Results of operations of Meditrust Corporation's properties may also be adversely affected by, among other things:

    - changes in national economic conditions, changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics;

    - changes in interest rates and in the availability, cost and terms of financing;

    - the impact of present or future environmental legislation and compliance with environmental laws and other regulatory requirements;

    - the ongoing need for capital improvements, particularly in older structures;

    - changes in real estate tax rates and assessments and other operating expenses;

    - adverse changes in governmental rules and fiscal policies;

    - adverse changes in zoning and other land use laws; and

    - civil unrest, earthquakes and other natural disasters (which may result in uninsured losses) and other factors which are beyond our control.

MEDITRUST CORPORATION DEPENDS ON THE RENTAL INCOME FROM OUR REAL PROPERTY.

    Meditrust Corporation's cash flow, results of operations and the value of our assets would be adversely affected if a significant number of third-party operators of our properties failed to meet their lease obligations. These lease payments are one of Meditrust Corporation's principal sources of revenue.

    The bankruptcy or insolvency of a major operator may have an adverse effect on a property. At any time, an operator also may seek protection under the bankruptcy laws, which could result in rejection and termination of such operator's lease and thereby cause a reduction in the cash flow from the property. We have no control over such reduction and cannot assure investors that any of our third-party operators will have sufficient assets, income, and access to financing to enable them to satisfy their obligations under any such lease. If an operator rejects its lease, the owner's claim for breach of the lease would (absent collateral securing the claim) be treated as a general unsecured claim. Generally, the amount of the claim would be capped at the amount owed for unpaid pre-petition lease payments unrelated to the rejection, plus the greater of one year's lease payments or 150% of the remaining lease payments payable under the lease (but not to exceed the amount of three years' lease payments).

MEDITRUST CORPORATION'S OPERATING COSTS MAY BE AFFECTED BY THE OBLIGATION TO PAY FOR THE COST OF COMPLYING WITH EXISTING ENVIRONMENTAL LAWS, ORDINANCES AND REGULATIONS, AS WELL AS THE COST OF COMPLYING WITH FUTURE LEGISLATION.

    Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on or under the property. Environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances and whether or not such substances originated from the property. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property properly, may adversely affect our ability to use such real property as collateral in borrowing.

    Persons who arrange for the transportation, disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is or ever was owned or operated by such person. Certain environmental laws and common law principles could be used to impose liability for releases of hazardous materials, including asbestos-containing materials, into the environment. In addition, third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released asbestos-containing materials or other hazardous materials. Environmental laws may also impose restrictions on the use or transfer of property, and these restrictions may require various expenditures by Meditrust Corporation. In connection with the ownership and operation of any of Meditrust Corporation's properties, we (and the other lessees or operators of these properties) may be liable for any such costs. The cost of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could materially adversely affect us and our ability to make distributions to stockholders and to pay amounts due on our indebtedness.

OUR FAILURE TO COMPLY WITH THE REQUIREMENTS OF THE AMERICANS WITH DISABILITIES ACT OF 1990 WOULD HAVE A MATERIAL ADVERSE EFFECT ON US AND OUR ABILITY TO MAKE DISTRIBUTIONS TO OUR STOCKHOLDERS AND TO PAY AMOUNTS DUE ON OUR INDEBTEDNESS, OUR BUSINESS AND OUR RESULTS OF OPERATIONS.

    Under the Americans with Disabilities Act of 1990, all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. A determination that we are not in compliance with the Americans with Disabilities Act could result in the imposition of fines and/or an award of damages to private litigants. If we were required to make modifications to comply with the Americans with Disabilities Act, there could be a material adverse effect on us and our ability to make distributions to stockholders and to pay amounts due on our indebtedness.

MEDITRUST CORPORATION'S FAILURE TO OBTAIN AND MAINTAIN PROPER INSURANCE ON OUR PROPERTIES WOULD HAVE A MATERIAL ADVERSE EFFECT ON US.

    Meditrust Corporation is directly responsible for insuring our lodging related properties. Additionally, each of Meditrust Corporation's leases and mortgage loans typically specifies that comprehensive insurance is to be maintained on each of the applicable properties, including liability, fire and extended coverage. Leases and loan documents for new investments (including those leased to Meditrust Operating Company) typically contain similar provisions. There are certain types of losses, generally of a catastrophic nature, such as earthquakes and floods, that may be uninsurable or not economically insurable. We will use our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance coverage on our investments at a reasonable cost and on suitable terms. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of the lost investment and also may result in certain losses being totally uninsured. Inflation, changes in building codes, zoning or other land use ordinances, environmental considerations, lender imposed restrictions and other factors also might make it infeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds, if any, received by Meditrust Corporation might not be adequate to restore our economic position with respect to such property.

AN INVESTMENT IN OUR SECURITIES MAY HAVE ADVERSE TAX CONSEQUENCES TO THE
INVESTOR.

MEDITRUST CORPORATION'S FAILURE TO QUALIFY AS A REAL ESTATE INVESTMENT TRUST COULD HAVE SERIOUS ADVERSE FINANCIAL CONSEQUENCES.

    Meditrust Corporation operates, and intends to continue to operate in the future, so as to qualify as a real estate investment trust for federal income tax purposes. Meditrust Corporation believes that it has operated in a manner that permits it to qualify as a real estate investment trust under the Internal Revenue Code. Qualification as a real estate investment trust, however, involves the application of highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial or administrative interpretations. The complexity of these provisions is greater in the case of a paired share real estate investment trust. In addition, real estate investment trust qualification involves the determination of factual matters and circumstances not entirely within our control. For example, in order to qualify as a real estate investment trust, Meditrust Corporation must derive at least 95% of its gross income in any year from qualifying sources and Meditrust Corporation must distribute annually to stockholders 95% (90% commencing in 2001) of its real estate investment trust taxable income, excluding net taxable gains.

    As a result, although we believe Meditrust Corporation is organized and operating in a manner that permits it to remain qualified as a real estate investment trust, we cannot guarantee that Meditrust Corporation will be able to continue to operate in such a manner. In addition, if we are ever audited by the Internal Revenue Service with respect to any past year, the Internal Revenue Service may challenge Meditrust Corporation's qualification as a real estate investment trust for such year.

    If Meditrust Corporation were to fail to qualify as a real estate investment trust, it would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Such failure to qualify as a real estate investment trust would result in additional tax liability for the year or years involved. This additional tax could significantly reduce, or possibly eliminate, the amount of cash Meditrust Corporation would have available for investment or distribution to stockholders. In addition, the failure to qualify as a real estate investment trust would also:

    - constitute a default under certain of our debt obligations, which would generally allow the holders thereof to demand the immediate repayment of such indebtedness, and

    - significantly reduce the market value of our stock.

Each of these possible outcomes could have a material adverse effect on us.

RECENT LEGISLATION HAS CURBED THE USE OF THE PAIRED SHARE STRUCTURE.

    Meditrust Corporation's ability to qualify as a real estate investment trust is further dependent upon its continued exemption from the anti-pairing rules of
Section 269B(a)(3) of the Code, which would ordinarily prevent it from qualifying as a real estate investment trust. Subject to the discussion below regarding recent legislation, the "grandfathering" rules governing Section 269B generally provide that Section 269B(a)(3) does not apply to a paired share real estate investment trust if the real estate investment trust and its paired operating company were paired on June 30, 1983. On June 30, 1983, Meditrust Corporation (then known as Santa Anita Enterprises, Inc.) was paired with the Meditrust Operating Company (which was then known as Santa Anita Operating Company). There are, however, no judicial or administrative authorities interpreting this "grandfathering" rule. Moreover, if for any reason Meditrust Corporation failed to qualify as a real estate investment trust in 1983, the benefit of the "grandfathering" rule would not be available to it, in which case Meditrust Corporation would not qualify as a real estate investment trust for any taxable year from and after 1983. Such failure to qualify as a real estate investment trust would have a material adverse effect on us and our ability to make distributions to our stockholders and to pay amounts due on our indebtedness.

    On July 22, 1998, the President signed into law the Internal Revenue Service Restructuring and Reform Act of 1998. Included in the Reform Act is a freeze on the grandfathered status of paired share real estate investment trusts. Under this legislation, the anti-pairing rules provided in the Internal Revenue Code apply to real property interests we acquired after March 26, 1998, or acquired by a subsidiary or partnership in which a 10% or greater interest we own, unless:

    - the real property interests are acquired pursuant to a written agreement that was binding on March 26, 1998 and at all times thereafter, or

    - the acquisition of such real property interests was described in a public announcement or in a filing with the Securities and Exchange Commission on or before March 26, 1998.

    These restrictions on the activities of a grandfathered paired share real estate investment trust provided for in the Reform Act may in the future make it impractical or undesirable for us to continue to maintain our paired share structure. Restructuring our operations to comply with the rules provided by the Reform Act could cause us to incur tax liabilities, to recognize an impairment loss on their goodwill assets, or otherwise materially adversely affect us and our ability to make distributions to stockholders and to pay amounts due on our indebtedness.

WE HAVE NO CONTROL OVER CHANGES IN LEGISLATION, REGULATIONS, ADMINISTRATIVE INTERPRETATIONS OR COURT DECISIONS.

    We can give no assurances that new legislation, regulations, administrative interpretations or court decisions will not change the tax law with respect to qualification as a real estate investment trust and the federal income tax consequence of such qualification. Such legislation, regulations, administrative interpretations or court decisions could have a material adverse effect on us and our ability to make distributions to stockholders and to pay amounts due on our indebtedness. In addition, this type of legislation could prevent us from growing as originally intended.

MEDITRUST CORPORATION IS SUBJECT TO SOME TAXES EVEN IF IT QUALIFIES AS A REAL ESTATE INVESTMENT TRUST.

    Even if Meditrust Corporation qualifies as a real estate investment trust, it is subject to some federal, state and local taxes on its income and property. For example, Meditrust Corporation pays taxes on certain income it does not distribute. Also, Meditrust Corporation's income derived from properties located in some states are subject to local taxes and, if Meditrust Corporation enters into transactions which the Internal Revenue Code labels as "prohibited transactions," Meditrust Corporation's net income from such transactions would be subject to a 100% tax.

THE REAL ESTATE INVESTMENT TRUST MINIMUM DISTRIBUTION REQUIREMENTS MAY RESULT IN ADVERSE CONSEQUENCES TO INVESTORS.

MEDITRUST CORPORATION MAY BE SUBJECT TO TAXES IN CONNECTION WITH THE DISTRIBUTION OF ASSETS ACQUIRED IN ACQUISITIONS.

    In order to qualify as a real estate investment trust, Meditrust Corporation is generally required each year to distribute to its stockholders at least 95% (90% commencing in 2001) of its taxable income, excluding any net capital gain. In addition, if Meditrust Corporation was to dispose of assets acquired in certain acquisitions during the ten-year period following the acquisition, it would be required to distribute at least 95% (90% commencing in 2001) of the amount of any "built-in gain" attributable to such assets that Meditrust Corporation recognizes in the disposition, less the amount of any tax paid with respect to such recognized built-in gain. Meditrust Corporation generally is subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by Meditrust Corporation with respect to any calendar year are less than the sum of:

    - 85% of Meditrust Corporation's ordinary income for that year,

    - 95% of Meditrust Corporation's capital gain net income for that year, and

    - 100% of Meditrust Corporation's undistributed income from prior years.

MEDITRUST CORPORATION MAY NEED TO BORROW MONEY TO MEET ITS MINIMUM DISTRIBUTION REQUIREMENTS AND TO CONTINUE TO QUALIFY AS A REAL ESTATE INVESTMENT TRUST.

    Meditrust Corporation's ability to make distributions to stockholders could be adversely affected by increased debt service obligations if it needs to borrow money in order to maintain its real estate investment trust qualification. For example, differences in timing between when Meditrust Corporation receives income and when it has to pay expenses could require Meditrust Corporation to borrow money to meet the requirement that Meditrust Corporation distributes to its stockholders at least 95% (90% commencing in 2001) of its net taxable income each year excluding net capital gains. The incurrence of large expenses also could cause Meditrust Corporation to need to borrow money to meet this requirement. Meditrust Corporation might need to borrow money for these purposes even if we believe that market conditions are not favorable for such borrowings and, therefore, we may borrow money on unfavorable terms.

MEDITRUST CORPORATION'S FUNDS FROM OPERATIONS AND CASH DISTRIBUTIONS MAY AFFECT THE MARKET PRICE OF OUR PUBLICLY TRADED SECURITIES.

    We believe that the market value of a real estate investment trust's equity securities is based primarily upon the market's perception of the real estate investment trust's growth potential, including its prospects for accretive acquisitions and development and its current and potential future cash distributions, and is secondarily based upon the real estate market value of the underlying assets. For that reason, our common stock may trade at prices that are higher or lower than the net asset value per share. To the extent Meditrust Corporation retains operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Meditrust Corporation's failure to meet the market's expectations with regard to future funds from operations and cash distributions would likely adversely affect the market price of our publicly traded securities.

MARKET INTEREST RATES MAY HAVE AN EFFECT ON THE VALUE OF OUR PUBLICLY TRADED SECURITIES.

    One of the factors that investors consider important in deciding whether to buy or sell shares of a real estate investment trust is the distribution rate on such shares, as a percentage of the price of such shares relative to market interest rates. If market interest rates go up, prospective purchasers of our equity securities may expect a higher dividend yield. Higher interest rates would not, however, result in more funds for Meditrust Corporation to distribute and, in fact, would likely increase our borrowing costs and potentially decrease cash available for distribution to the extent that our indebtedness has floating interest rates. Thus, higher market interest rates could cause the market price of our publicly traded securities to go down.

PROVISIONS OF OUR CHARTERS AND BYLAWS COULD INHIBIT CHANGES IN CONTROL THAT COULD BE BENEFICIAL TO OUR STOCKHOLDERS.

    Certain provisions of our charters and bylaws may delay or prevent a change in control or other transaction that could provide our stockholders with a premium over the then-prevailing market price of their paired shares or which might otherwise be in their best interests. These include a staggered Board of Directors as well as the ownership limitations in each of our respective Amended and Restated Certificates of Incorporation.

WE DEPEND ON OUR KEY PERSONNEL.

    We depend on the efforts of our executive officers and other key personnel. While we believe that we could find replacements for these key personnel, the loss of their services could have a significant adverse effect on our operations.

WE CANNOT GIVE ASSURANCES THAT NO FURTHER RISKS REMAIN WITH RESPECT TO THE YEAR
  2000.

    Although at this point we have not identified any specific business functions that have suffered any material disruptions as a result of Year 2000 events, we cannot give assurances that there is not risk of Year 2000 related disruptions in the future, which could have a material adverse effect on us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The table below provides information about the Companies' derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations.

    For fixed rate debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For variable rate debt obligations, the table presents principal cash flows by expected maturity date and contracted interest rates as of the report date. For the interest rate swap the table presents notional amount and interest rate by the expected (contractual) maturity date. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The variable interest rate represents the contractual LIBOR rate as of the reporting date.

                                   2000         2001        2002       2003        2004      THEREAFTER   FACE VALUE   FAIR VALUE
                                 ---------   ----------   --------   ---------   ---------   ----------   ----------   ----------
                                                                          (IN THOUSANDS)
Debt Obligations
Long Term Debt:
Fixed Rate.....................  $210,335    $  252,455   $92,279    $207,882    $255,447     $430,006    $1,448,404   $1,219,920
Average interest rate..........    7.583%        7.657%    7.775%      7.360%      7.362%       7.381%        7.477%
Variable rate..................              $1,165,359                                                   $1,165,359   $1,170,653
Average interest rate..........                  8.935%                                                       8.935%
Interest rate derivatives
Interest rate swap:
Notional amount................  $250,000    $  500,000                                                      750,000      (5,973)
Pay rate.......................    5.685%        5.700%                                                       5.695%
Receive rate...................        (a)           (a)                                                         (a)

------------------------------

(a) The receive rate is based on LIBOR rates at the time of each borrowing.

REALTY

    All indebtedness, including notes payable, convertible debentures, bank notes payable and bonds and mortgages payable are liabilities of Realty. See quantitative and qualitative disclosures about the Companies' market risk above.

OPERATING

    Operating is a guarantor of all of the obligations of Realty under the Credit Facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            THE MEDITRUST COMPANIES

                      COMBINED CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                   SHARE AMOUNTS)
                                        ASSETS
  Real estate investments, net..............................  $4,672,659    $5,086,736
  Cash and cash equivalents.................................       7,220       305,456
  Fees, interest and other receivables......................      79,042        54,712
  Goodwill, net.............................................     480,673       486,051
  Net assets of discontinued operations.....................          --       305,416
  Other assets, net.........................................     228,163       221,180
                                                              ----------    ----------
    Total assets............................................  $5,467,757    $6,459,551
                                                              ==========    ==========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Indebtedness:
  Notes payable, net........................................  $1,144,406    $1,155,837
  Convertible debentures, net...............................     185,468       185,013
  Bank notes payable, net...................................   1,154,182     1,831,336
  Bonds and mortgages payable, net..........................     113,382       129,536
                                                              ----------    ----------
    Total indebtedness......................................   2,597,438     3,301,722
Accounts payable, accrued expenses and other liabilities....     197,106       206,901
                                                              ----------    ----------
    Total liabilities.......................................   2,794,544     3,508,623
                                                              ----------    ----------
Commitments and contingencies...............................          --            --
Shareholders' equity:
  Meditrust Corporation Preferred Stock, $.10 par value;
    6,000 shares authorized; 701 and 700 shares issued and
    outstanding in 1999 and 1998, respectively..............          70            70
  Paired Common Stock, $.20 combined par value; 500,000
    shares authorized; 141,015 and 149,326 paired shares
    issued and outstanding in 1999 and 1998, respectively
    (including treasury shares in 1998).....................      28,203        29,865
  Additional paid-in-capital................................   3,654,358     3,891,987
  Treasury stock at cost, 1,635 paired common shares in
    1998....................................................          --      (163,326)
  Unearned compensation.....................................      (6,760)       (6,718)
  Accumulated other comprehensive income....................       4,468        16,971
  Distributions in excess of net income.....................  (1,007,126)     (817,921)
                                                              ----------    ----------
    Total shareholders' equity..............................   2,673,213     2,950,928
                                                              ----------    ----------
    Total liabilities and shareholders' equity..............  $5,467,757    $6,459,551
                                                              ==========    ==========

   The accompanying notes are an integral part of these financial statements

                            THE MEDITRUST COMPANIES

                 COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                             ---------------------------------
                                                               1999        1998        1997
                                                             ---------   ---------   ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                         AMOUNTS)
Revenue:
  Rental...................................................  $165,431    $ 191,874   $137,868
  Interest.................................................   138,223      153,093    151,170
  Hotel....................................................   606,577      258,423         --
  Other....................................................     1,750       35,987         --
                                                             --------    ---------   --------
                                                              911,981      639,377    289,038
                                                             --------    ---------   --------
Expenses:
  Interest.................................................   244,973      178,458     87,412
  Depreciation and amortization............................   135,853       87,228     26,838
  Amortization of goodwill.................................    21,470       13,265      2,349
  General and administrative...............................    32,826       27,098     10,257
  Hotel operations.........................................   283,988      119,584         --
  Rental property operations...............................    36,517       15,638        210
  Loss on sale of securities...............................        --        4,159         --
  Gain on sale of assets...................................   (12,042)     (52,642)        --
  Income from unconsolidated joint venture.................        --         (906)        10
  Other....................................................   108,984      111,215         --
                                                             --------    ---------   --------
                                                              852,569      503,097    127,076
                                                             --------    ---------   --------
Income from continuing operations before benefit for income
  taxes....................................................    59,412      136,280    161,962
Income tax benefit.........................................        --       (4,800)        --
                                                             --------    ---------   --------
Income from continuing operations..........................    59,412      141,080    161,962
Discontinued operations:
Income from operations, net................................        --       10,721        450
Adjustment to loss (loss) on disposal of Santa Anita,
  net......................................................     2,961      (67,913)        --
Adjustment to loss (loss) on disposal of Cobblestone Golf
  Group, net...............................................    27,452     (237,035)        --
                                                             --------    ---------   --------
Net income (loss)..........................................    89,825     (153,147)   162,412
Preferred stock dividends..................................   (16,283)      (8,444)        --
                                                             --------    ---------   --------
Net income (loss) available to Paired Common
  shareholders.............................................  $ 73,542    $(161,591)  $162,412
                                                             ========    =========   ========
Basic earnings per Paired Common Share:
  Income from continuing operations........................  $    .30    $    1.10   $   2.13
  Discontinued operations..................................       .22        (2.44)       .01
                                                             --------    ---------   --------
  Net income (loss)........................................  $    .52    $   (1.34)  $   2.14
                                                             ========    =========   ========
Diluted earnings per Paired Common Share:
  Income from continuing operations........................  $    .30    $    1.06   $   2.12
  Discontinued operations..................................       .21        (2.35)        --
                                                             --------    ---------   --------
  Net income (loss)........................................  $    .51    $   (1.29)  $   2.12
                                                             ========    =========   ========

   The accompanying notes are an integral part of these financial statements

                            THE MEDITRUST COMPANIES
      COMBINED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                          SHARES OF
                                          BENEFICIAL                                                           ACCUMULATED
                                      INTEREST OR PAIRED                                                          OTHER
                                        COMMON SHARES          PRE-     ADDITIONAL                UNEARNED       COMPRE-
                                    ----------------------    FERRED     PAID-IN     TREASURY     COMPEN-        HENSIVE
                                     SHARES      AMOUNT       STOCK      CAPITAL       STOCK       SATION        INCOME
          (IN THOUSANDS)            --------   -----------   --------   ----------   ---------   ----------   -------------
BALANCE, DECEMBER 31, 1996........   73,717    $ 1,517,926                                                      $   2,528
Distribution of MAC shares to
  Meditrust shareholders..........                  43,662
Effect of merger with The Santa
  Anita Companies.................   12,366     (1,544,370)             $1,939,426
Issuance of Paired Common Shares
  for:
  Conversion of debentures, net of
    unamortized issue costs of
    $168..........................    1,589            318                  47,675
  Employee compensation and stock
    options.......................      456             90                  10,416
Distributions paid................
Net income for the year ended
  December 31, 1997...............
Change in market value of equity
  investment in excess of cost....                                                                                  1,041
                                     ------    -----------     ---      ----------   ---------    -------       ---------

BALANCE, DECEMBER 31, 1997........   88,128         17,626               1,997,517                                  3,569
Proceeds from issuance of Paired
  Common Shares, net of offering
  costs of $5,874.................    8,500          1,700                 269,738
Proceeds from issuance of
  Preferred Stock, net of offering
  costs of $6,334.................                             $70         168,596
Purchase of treasury stock........                                                   $(163,326)
Effect of merger with
  Cobblestone.....................    8,177          1,636                 239,510
Effect of merger with La Quinta...   43,280          8,656               1,163,980
Issuance of restricted stock
  grants..........................      315             63                   7,026                $(6,718)
Issuance of Paired Common Shares
  for:
  Conversion of debentures, net of
    unamortized issue costs of
    $1............................      284             56                   7,110
  Employee compensation and stock
    options.......................      642            128                   5,348
Dividends.........................
Property dividend.................                                          33,162
Net loss for the year ended
  December 31, 1998...............
Change in market value of equity
  investments in excess of cost...                                                                                 13,402
                                     ------    -----------     ---      ----------   ---------    -------       ---------


                                                                  COMPRE-
                                    DISTRIBUTIONS                 HENSIVE
                                    IN EXCESS OF                  INCOME
                                      EARNINGS        TOTAL       (LOSS)
          (IN THOUSANDS)            -------------   ----------   ---------
BALANCE, DECEMBER 31, 1996........   $ (135,513)    $1,384,941
Distribution of MAC shares to
  Meditrust shareholders..........      (43,662)
Effect of merger with The Santa
  Anita Companies.................                     395,056
Issuance of Paired Common Shares
  for:
  Conversion of debentures, net of
    unamortized issue costs of
    $168..........................                      47,993
  Employee compensation and stock
    options.......................                      10,506
Distributions paid................     (176,210)      (176,210)
Net income for the year ended
  December 31, 1997...............      162,412        162,412   $ 162,412
Change in market value of equity
  investment in excess of cost....                       1,041       1,041
                                     ----------     ----------   ---------
BALANCE, DECEMBER 31, 1997........     (192,973)     1,825,739   $ 163,453
                                                                 =========
Proceeds from issuance of Paired
  Common Shares, net of offering
  costs of $5,874.................                     271,438
Proceeds from issuance of
  Preferred Stock, net of offering
  costs of $6,334.................                     168,666
Purchase of treasury stock........                    (163,326)
Effect of merger with
  Cobblestone.....................                     241,146
Effect of merger with La Quinta...                   1,172,636
Issuance of restricted stock
  grants..........................                         371
Issuance of Paired Common Shares
  for:
  Conversion of debentures, net of
    unamortized issue costs of
    $1............................                       7,166
  Employee compensation and stock
    options.......................                       5,476
Dividends.........................     (438,639)      (438,639)
Property dividend.................      (33,162)
Net loss for the year ended
  December 31, 1998...............     (153,147)      (153,147)  $(153,147)
Change in market value of equity
  investments in excess of cost...                      13,402      13,402
                                     ----------     ----------   ---------

   The accompanying notes are an integral part of these financial statements

                            THE MEDITRUST COMPANIES
      COMBINED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                          SHARES OF
                                     BENEFICIAL INTEREST                                                     ACCUMULATED
                                          OR PAIRED                                                             OTHER
                                        COMMON SHARES        PRE-     ADDITIONAL                UNEARNED       COMPRE-
                                     -------------------    FERRED     PAID-IN     TREASURY     COMPEN-        HENSIVE
                                      SHARES     AMOUNT     STOCK      CAPITAL       STOCK       SATION        INCOME
                                     --------   --------   --------   ----------   ---------   ----------   -------------
                                                                        (IN THOUSANDS)
BALANCE, DECEMBER 31, 1998.........  149,326     29,865       70       3,891,987   (163,326)      (6,718)       16,971
Issuance of Paired Common Shares
  for employee compensation and
  stock options....................      128         26                    1,691
Purchase and retirement of treasury
  stock............................   (8,501)    (1,700)                (265,345)   163,326
Issuance of restricted stock
  grants...........................      230         46                    3,241                  (3,287)
Retirement of forfeited restricted
  stock grants.....................     (168)       (34)                  (2,216)                  2,109
Amortization of unearned
  compensation.....................                                                                1,136
Effect of Telematrix acquisition...                                       25,000
Dividends paid.....................
Change in market value of equity
  investments in excess of cost....                                                                            (12,503)
Net income for the year ended
  December 31, 1999................
                                     -------    -------      ---      ----------   --------     --------       -------
BALANCE, DECEMBER 31, 1999.........  141,015    $28,203      $70      $3,654,358   $     --     $ (6,760)      $ 4,468
                                     =======    =======      ===      ==========   ========     ========       =======


                                     DISTRIBUTIONS                   COMPRE-
                                     IN EXCESS OF                    HENSIVE
                                       EARNINGS        TOTAL      INCOME (LOSS)
                                     -------------   ----------   --------------
                                                   (IN THOUSANDS)
BALANCE, DECEMBER 31, 1998.........      (817,921)    2,950,928     $(139,745)
                                                                    =========
Issuance of Paired Common Shares
  for employee compensation and
  stock options....................                       1,717
Purchase and retirement of treasury
  stock............................                    (103,719)
Issuance of restricted stock
  grants...........................
Retirement of forfeited restricted
  stock grants.....................                        (141)
Amortization of unearned
  compensation.....................                       1,136
Effect of Telematrix acquisition...                      25,000
Dividends paid.....................      (279,030)     (279,030)
Change in market value of equity
  investments in excess of cost....                     (12,503)    $ (12,503)
Net income for the year ended
  December 31, 1999................        89,825        89,825        89,825
                                      -----------    ----------     ---------
BALANCE, DECEMBER 31, 1999.........   $(1,007,126)   $2,673,213     $  77,322
                                      ===========    ==========     =========

   The accompanying notes are an integral part of these financial statements

                            THE MEDITRUST COMPANIES

                 COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                 1999         1998        1997
                                                              ----------   ----------   ---------
                                                                        (IN THOUSANDS)
Cash Flows from Operating Activities:
  Net income (loss).........................................  $   89,825   $ (153,147)  $ 162,412
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Depreciation of real estate...............................     125,714       90,446      26,750
  Goodwill amortization.....................................      21,470       15,826       2,349
  Loss (gain) on sale of assets.............................     (42,455)      19,430          --
  Shares issued for compensation............................         159          438       1,994
  Equity in income of joint venture, net of dividends
    received................................................          --          544          --
  Other depreciation, amortization and other items, net.....      35,781       27,384       1,538
  Other non cash items......................................      70,900      318,457          --
                                                              ----------   ----------   ---------
Cash Flows from Operating Activities Available for
  Distribution..............................................     301,394      319,378     195,043
Net change in other assets and liabilities of discontinued
  operations................................................      (4,227)     (18,331)         --
Net change in other assets and liabilities..................     (66,989)    (124,876)    (10,631)
                                                              ----------   ----------   ---------
    Net cash provided by operating activities...............     230,178      176,171     184,412
                                                              ----------   ----------   ---------
Cash Flows from Financing Activities:
  Proceeds from issuance of paired common and Realty
    preferred stock.........................................          --      456,713          --
  Purchase of treasury stock................................    (103,269)    (163,326)         --
  Proceeds from borrowings on bank notes payable............   1,176,000    2,445,000   1,078,000
  Repayment of bank notes payable...........................  (1,868,641)    (767,000)   (512,015)
  Repayment of notes payable................................     (12,500)    (220,000)         --
  Equity offering and debt issuance costs...................      (1,303)     (47,393)     (5,896)
  Repayment of convertible debentures.......................          --      (43,152)         --
  Principal payments on bonds and mortgages payable.........     (15,937)     (37,625)     (5,098)
  Dividends/distributions to shareholders...................    (279,030)    (438,639)   (176,210)
  Proceeds from exercise of stock options...................         318        5,035       9,138
                                                              ----------   ----------   ---------
    Net cash provided by (used in) financing activities.....  (1,104,362)   1,189,613     387,919
                                                              ----------   ----------   ---------
Cash Flows from Investing Activities:
  Acquisition of real estate and development funding........    (129,492)    (636,989)   (292,607)
  Investment in real estate mortgages and development
    funding.................................................     (33,321)    (222,524)   (299,861)
  Prepayment proceeds and principal payments received on
    real estate mortgages...................................     136,619      407,241      54,618
  Proceeds from sale of assets..............................     615,330      484,467       6,173
  Proceeds from sale of securities..........................          --        3,606          --
  Payment of Santa Anita merger related costs...............          --           --     (16,979)
  Cash acquired from Santa Anita merger.....................          --           --      30,249
  Acquisition of Cobblestone................................          --     (178,523)         --
  Acquisition of La Quinta..................................          --     (956,054)         --
  Cash acquired in Cobblestone merger.......................          --          723          --
  Cash acquired in La Quinta merger.........................          --       18,004          --
  Cash acquired in Telematrix acquisition...................       1,433           --          --
  Working capital and notes receivable advances, net of
    repayments and collections..............................     (14,621)       6,211        (210)
  Investment in equity securities...........................          --      (30,222)    (52,708)
                                                              ----------   ----------   ---------
    Net cash provided by (used in) investing activities.....     575,948   (1,104,060)   (571,325)
                                                              ----------   ----------   ---------
    Net increase (decrease) in cash and cash equivalents....    (298,236)     261,724       1,006
Cash and cash equivalents at:
  Beginning of year.........................................     305,456       43,732      42,726
                                                              ----------   ----------   ---------
  End of year...............................................  $    7,220   $  305,456   $  43,732
                                                              ==========   ==========   =========

   The accompanying notes are an integral part of these financial statements

                             MEDITRUST CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                   SHARE AMOUNTS)
                           ASSETS
Real estate investments, net................................  $4,652,631    $5,067,217
Cash and cash equivalents...................................       5,779       292,694
Fees, interest and other receivables........................      59,004        42,039
Goodwill, net...............................................     451,240       451,672
Due from Meditrust Operating Company........................      30,525            --
Net assets of discontinued operations.......................          --       280,330
Other assets, net...........................................     175,870       187,033
                                                              ----------    ----------
    Total assets............................................  $5,375,049    $6,320,985
                                                              ==========    ==========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Indebtedness:
  Notes payable, net........................................  $1,144,406    $1,155,837
  Convertible debentures, net...............................     185,468       185,013
  Bank notes payable, net...................................   1,154,182     1,831,336
  Bonds and mortgages payable, net..........................     113,382       129,536
                                                              ----------    ----------
    Total indebtedness......................................   2,597,438     3,301,722
                                                              ----------    ----------
Due to Meditrust Operating Company..........................          --        29,169
Accounts payable, accrued expenses and other liabilities....     139,833       116,741
                                                              ----------    ----------
    Total liabilities.......................................   2,737,271     3,447,632
                                                              ----------    ----------
Commitments and contingencies...............................          --            --
Shareholders' equity:
Preferred Stock, $.10 par value; 6,000 shares authorized;
  701 and 700 shares issued and outstanding in 1999 and
  1998, respectively........................................          70            70
Common Stock, $.10 par value; 500,000 shares authorized;
  142,320 and 150,631 shares issued and outstanding in 1999
  and 1998, respectively (including treasury shares in
  1998).....................................................      14,232        15,063
Additional paid-in-capital..................................   3,586,994     3,820,436
Treasury stock at cost, 1,635 common shares in 1998.........          --      (160,223)
Unearned compensation.......................................      (6,104)       (6,718)
Accumulated other comprehensive income......................       4,468        16,971
Distributions in excess of net income.......................    (948,018)     (799,118)
                                                              ----------    ----------
                                                               2,651,642     2,886,481
Due from Meditrust Operating Company........................        (736)           --
Note receivable-Meditrust Operating Company.................     (13,128)      (13,128)
                                                              ----------    ----------
    Total shareholders' equity..............................   2,637,778     2,873,353
                                                              ----------    ----------
    Total liabilities and shareholders' equity..............  $5,375,049    $6,320,985
                                                              ==========    ==========

   The accompanying notes are an integral part of these financial statements

                             MEDITRUST CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                             ---------------------------------
                                                               1999        1998        1997
                                                             ---------   ---------   ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                         AMOUNTS)
Revenue:
  Rental...................................................  $165,431    $ 191,874   $137,868
  Interest.................................................   138,180      152,486    151,122
  Rent from Meditrust Operating Company....................   274,018      125,706         --
  Interest from Meditrust Operating Company................        --          712        129
  Royalty from Meditrust Operating Company.................    16,350        6,326         --
  Hotel....................................................    12,437        5,781         --
  Other....................................................     1,750       35,987         --
                                                             --------    ---------   --------
                                                              608,166      518,872    289,119
                                                             --------    ---------   --------
Expenses:
  Interest.................................................   244,700      178,374     87,412
  Interest to Meditrust Operating Company..................     1,713           --         --
  Depreciation and amortization............................   128,642       84,327     26,838
  Amortization of goodwill.................................    20,723       12,505      2,214
  General and administrative...............................    13,968       18,374     10,111
  Hotel operations.........................................     4,723        2,060         --
  Rental property operations...............................    36,517       15,638        210
  Loss on sale of securities...............................        --        4,159         --
  Gain on sale of assets...................................   (12,042)     (52,642)        --
  Income from unconsolidated joint venture.................        --         (906)        10
  Other....................................................    79,308       96,052         --
                                                             --------    ---------   --------
                                                              518,252      357,941    126,795
                                                             --------    ---------   --------
Income from continuing operations..........................    89,914      160,931    162,324
Discontinued operations:
  Income from operations, net..............................        --       14,635        688
  Adjustment to loss (loss) on disposal of Santa Anita,
    net....................................................     6,655      (82,953)        --
  Adjustment to loss (loss) on disposal of Cobblestone Golf
    Group, net.............................................    33,561     (227,557)        --
                                                             --------    ---------   --------
  Net income (loss)........................................   130,130     (134,944)   163,012
  Preferred stock dividends................................   (16,283)      (8,444)        --
                                                             --------    ---------   --------
  Net income (loss) available to Common Shareholders.......  $113,847    $(143,388)  $163,012
                                                             ========    =========   ========
Basic earnings per Common Share:
  Income from continuing operations........................  $    .51    $    1.25   $   2.13
  Discontinued operations..................................       .28        (2.43)       .01
                                                             --------    ---------   --------
  Net income (loss)........................................  $    .79    $   (1.18)  $   2.14
                                                             ========    =========   ========
Diluted earnings per Common Share:
  Income from continuing operations........................  $    .51    $    1.20   $   2.11
  Discontinued operations..................................       .28        (2.33)       .01
                                                             --------    ---------   --------
  Net income (loss)........................................  $    .79    $   (1.13)  $   2.12
                                                             ========    =========   ========

     The accompanying notes are an integral part of these financial statements

                             MEDITRUST CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                    SHARES OF
                               BENEFICIAL INTEREST                                                        ACCUMULATED
                                 OR PAIRED COMMON                                                            OTHER
                                      SHARES                       ADDITIONAL                UNEARNED       COMPRE-
                              ----------------------   PREFERRED    PAID-IN     TREASURY     COMPEN-        HENSIVE
                               SHARES      AMOUNT        STOCK      CAPITAL       STOCK       SATION        INCOME
                              --------   -----------   ---------   ----------   ---------   ----------   -------------
                                                                   (IN THOUSANDS)
BALANCE, DECEMBER 31,
  1996......................   73,717    $ 1,517,926                                                        $2,528
Distribution of MAC shares
  to Meditrust
  shareholders..............
Effect of merger with Santa
  Anita Realty..............   13,671     (1,509,187)              $1,927,790
Issuance of shares of Common
  Stock for:
  Conversion of debentures,
    net of unamortized issue
    costs of $165...........    1,589            159                   47,023
  Employee compensation and
    stock options...........      456             45                   10,416
Distributions paid..........
Net income for the year
  ended December 31, 1997...
Change in market value of
  equity investment in
  excess of cost............                                                                                 1,041
                               ------    -----------      ---      ----------   ---------    -------        ------
BALANCE, DECEMBER 31,
  1997......................   89,433          8,943                1,985,229                                3,569
Proceeds from issuance of
  Common Stock, net of
  offering costs of
  $5,769....................    8,500            850                  265,425
Proceeds from issuance of
  Preferred Stock, net of
  offering costs of
  $6,334....................                              $70         168,596
Purchase of treasury
  stock.....................                                                    $(160,223)
Effect of merger with
  Cobblestone...............    8,177            818                  235,928
Effect of merger with La
  Quinta....................   43,280          4,328                1,146,028
Issuance of restricted stock
  grants....................      315             32                    6,921                $(6,718)


                                                                                       COMPRE-
                              DISTRIBUTIONS      NOTE                                  HENSIVE
                                IN EXCESS     RECEIVABLE     DUE FROM                  INCOME
                               OF EARNINGS     OPERATING    OPERATING      TOTAL       (LOSS)
                              -------------   -----------   ----------   ----------   ---------
                                                       (IN THOUSANDS)
BALANCE, DECEMBER 31,
  1996......................    $(135,513)                               $1,384,941
Distribution of MAC shares
  to Meditrust
  shareholders..............      (43,662)                                  (43,662)
Effect of merger with Santa
  Anita Realty..............                   $(13,128)                    405,475
Issuance of shares of Common
  Stock for:
  Conversion of debentures,
    net of unamortized issue
    costs of $165...........                                                 47,182
  Employee compensation and
    stock options...........                                                 10,461
Distributions paid..........     (176,210)                                 (176,210)
Net income for the year
  ended December 31, 1997...      163,012                                   163,012   $163,012
Change in market value of
  equity investment in
  excess of cost............                                                  1,041      1,041
                                ---------      --------     ---------    ----------   --------
BALANCE, DECEMBER 31,
  1997......................     (192,373)      (13,128)                  1,792,240   $164,053
                                                                                      ========
Proceeds from issuance of
  Common Stock, net of
  offering costs of
  $5,769....................                                                266,275
Proceeds from issuance of
  Preferred Stock, net of
  offering costs of
  $6,334....................                                                168,666
Purchase of treasury
  stock.....................                                               (160,223)
Effect of merger with
  Cobblestone...............                                                236,746
Effect of merger with La
  Quinta....................                                              1,150,356
Issuance of restricted stock
  grants....................                                                    235

   The accompanying notes are an integral part of these financial statements

                             MEDITRUST CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                      SHARES OF
                                 BENEFICIAL INTEREST                                                   ACCUMULATED
                                      OR PAIRED                                                           OTHER
                                    COMMON SHARES                  ADDITIONAL              UNEARNED      COMPRE-     DISTRIBUTIONS
                                 -------------------   PREFERRED    PAID-IN     TREASURY    COMPEN-      HENSIVE       IN EXCESS
                                  SHARES     AMOUNT      STOCK      CAPITAL      STOCK      SATION       INCOME       OF EARNINGS
                                 --------   --------   ---------   ----------   --------   ---------   -----------   -------------
                                                                          (IN THOUSANDS)
Issuance of shares of Common Stock for:
  Conversion of debentures, net
    of unamortized issue costs
    of $1......................      284         28                     7,002
  Employee compensation and
    stock options..............      642         64                     5,307
Dividends paid.................                                                                                         (438,639)
Property distribution..........                                                                                          (33,162)
Net loss for the year ended
  December 31, 1998............                                                                                         (134,944)
Change in market value of
  equity investment in excess
  of cost......................                                                                           13,402
                                 -------    -------       ---      ----------   --------    -------     --------       ---------
BALANCE, DECEMBER 31, 1998.....  150,631     15,063        70       3,820,436   (160,223)    (6,718)      16,971        (799,118)
Issuance of shares of Common
  Stock for employee
  compensation and stock
  options......................      128         13                     1,673
Purchase and retirement of
  treasury stock...............   (8,501)      (850)                 (261,126)   160,223
Issuance of restricted stock
  grants.......................      230         23                     3,201                  (287)
Retirement of forfeited
  restricted stock grants......     (168)       (17)                   (2,190)
Amortization of unearned
  compensation.................                                                                 901
Effect of Telematrix
  acquisition..................                                        25,000
Dividends paid.................                                                                                         (279,030)
Change in market value of
  equity investments in excess
  of cost......................                                                                          (12,503)
Net income for the year ended
  December 31, 1999............                                                                                          130,130
                                 -------    -------       ---      ----------   --------    -------     --------       ---------
Balance, December 31, 1999.....  142,320    $14,232       $70      $3,586,994   $     --    $(6,104)    $  4,468       $(948,018)
                                 =======    =======       ===      ==========   ========    =======     ========       =========


                                                                        COMPRE-
                                    NOTE                                HENSIVE
                                 RECEIVABLE   DUE FROM                  INCOME
                                 OPERATING    OPERATING     TOTAL       (LOSS)
                                 ----------   ---------   ----------   ---------
                                                 (IN THOUSANDS)
Issuance of shares of Common St
  Conversion of debentures, net
    of unamortized issue costs
    of $1......................                                7,030
  Employee compensation and
    stock options..............                                5,371
Dividends paid.................                             (438,639)
Property distribution..........                              (33,162)
Net loss for the year ended
  December 31, 1998............                             (134,944)  $(134,944)
Change in market value of
  equity investment in excess
  of cost......................                               13,402      13,402
                                  --------     -------    ----------   ---------
BALANCE, DECEMBER 31, 1998.....    (13,128)                2,873,353   $(121,542)
                                                                       =========
Issuance of shares of Common
  Stock for employee
  compensation and stock
  options......................                                1,686
Purchase and retirement of
  treasury stock...............                             (101,753)
Issuance of restricted stock
  grants.......................                $(2,943)           (6)
Retirement of forfeited
  restricted stock grants......                  2,207
Amortization of unearned
  compensation.................                                  901
Effect of Telematrix
  acquisition..................                               25,000
Dividends paid.................                             (279,030)
Change in market value of
  equity investments in excess
  of cost......................                              (12,503)  $ (12,503)
Net income for the year ended
  December 31, 1999............                              130,130     130,130
                                  --------     -------    ----------   ---------
Balance, December 31, 1999.....   $(13,128)    $  (736)   $2,637,778   $ 117,627
                                  ========     =======    ==========   =========

    The accompanying notes are an integral part of the financial statements

                             MEDITRUST CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 1999         1998         1997
                                                              ----------   ----------   ----------
                                                                         (IN THOUSANDS)
Cash Flows from Operating Activities:
  Net income (loss).........................................  $  130,130   $ (134,944)  $  163,012
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Depreciation of real estate...............................     123,253       86,395       26,750
  Goodwill amortization.....................................      20,723       15,066        2,214
  Loss (gain) on sale of assets.............................     (52,258)      34,470           --
  Shares issued for compensation............................         133          430        1,994
  Equity in income of joint venture, net of dividends
    received................................................          --          544           --
  Other depreciation, amortization and other items, net.....      26,462       15,749        1,367
  Other non cash items......................................      66,544      309,612           --
                                                              ----------   ----------   ----------
Cash Flows from Operating Activities Available for
  Distribution..............................................     314,987      327,322      195,337
Net change in other assets and liabilities..................     (54,573)    (139,716)     (10,142)
                                                              ----------   ----------   ----------
    Net cash provided by operating activities...............     260,414      187,606      185,195
                                                              ----------   ----------   ----------
Cash Flows from Financing Activities:
  Proceeds from issuance of common and preferred stock......          --      447,044           --
  Purchase of treasury stock................................    (101,303)    (160,223)          --
  Proceeds from borrowings on bank notes payable............   1,176,000    2,445,000    1,078,000
  Repayment of bank notes payable...........................  (1,868,641)    (767,000)    (512,015)
  Repayment of notes payable................................     (12,500)    (220,000)          --
  Equity offering and debt issuance costs...................      (1,303)     (47,288)      (5,896)
  Intercompany lending, net.................................       4,215       26,385      (11,175)
  Repayment of convertible debentures.......................          --      (43,152)          --
  Principal payments on bonds and mortgages payable.........     (15,937)     (37,625)      (5,098)
  Dividends/distributions to shareholders...................    (279,030)    (438,639)    (176,210)
  Proceeds from exercise of stock options...................         312        4,939        9,092
                                                              ----------   ----------   ----------
    Net cash provided by (used in) financing activities.....  (1,098,187)   1,209,441      376,698
                                                              ----------   ----------   ----------
Cash Flows from Investing Activities:
  Acquisition of real estate and development funding........    (128,316)    (636,707)    (292,607)
  Investment in real estate mortgages and development
    funding.................................................     (33,321)    (222,524)    (299,861)
  Prepayment proceeds and principal payments received on
    real estate mortgages...................................     136,619      407,241       54,618
  Proceeds from sale of assets..............................     589,067      459,833        6,173
  Proceeds from sale of securities..........................          --        3,606           --
  Payment of Santa Anita merger related costs...............          --           --      (16,979)
  Cash acquired from Santa Anita merger.....................          --           --       25,944
  Acquisition of Cobblestone................................          --     (178,523)          --
  Acquisition of La Quinta..................................          --     (956,054)          --
  Cash acquired in Cobblestone merger.......................          --          723           --
  Cash acquired in La Quinta merger.........................          --       18,004           --
  Cash acquired in Telematrix acquisition...................       1,430           --           --
  Working capital and notes receivable advances, net of
    repayments and collections..............................     (14,621)       6,211         (134)
  Investment in MAC.........................................          --           --      (43,662)
  Investment in equity securities...........................          --      (30,222)     (14,052)
                                                              ----------   ----------   ----------
    Net cash provided by (used in) investing activities.....     550,858   (1,128,412)    (580,560)
                                                              ----------   ----------   ----------
    Net increase (decrease) in cash and cash equivalents....    (286,915)     268,635      (18,667)
Cash and cash equivalents at:
  Beginning of year.........................................     292,694       24,059       42,726
                                                              ----------   ----------   ----------
  End of year...............................................  $    5,779   $  292,694   $   24,059
                                                              ==========   ==========   ==========

   The accompanying notes are an integral part of these financial statements

                          MEDITRUST OPERATING COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)
                                      ASSETS
  Cash and cash equivalents.................................  $  1,441    $ 12,762
  Fees, interest and other receivables......................    20,038      12,673
  Due from Meditrust Corporation............................        --      46,874
  Other current assets, net.................................    12,643      10,423
                                                              --------    --------
    Total current assets....................................    34,122      82,732
  Investment in common stock of Meditrust Corporation.......    37,581      37,581
  Goodwill, net.............................................    29,433      34,379
  Property, plant and equipment, less accumulated
    depreciation of $2,572 and $760, respectively...........    51,669      30,895
  Other non-current assets..................................     8,009      12,603
                                                              --------    --------
    Total assets............................................  $160,814    $198,190
                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable..........................................  $ 20,803    $ 18,349
  Accrued payroll and employee benefits.....................    21,452      33,457
  Accrued expenses and other current liabilities............    10,030      30,980
  Due to Meditrust Corporation..............................    54,820          --
                                                              --------    --------
    Total current liabilities...............................   107,105      82,786
  Note payable to Meditrust Corporation.....................    13,128      13,128
  Other non-current liabilities.............................     4,988       7,629
  Net liabilities of discontinued operations................        --      16,140
                                                              --------    --------
    Total liabilities.......................................   125,221     119,683
  Commitments and contingencies.............................        --          --
  Shareholders' equity:
  Common Stock, $.10 par value; 500,000 shares authorized;
    141,015 and 149,326 shares issued and outstanding in
    1999 and 1998, respectively (including treasury shares
    in 1998)................................................    14,102      14,933
  Additional paid-in-capital................................   104,814     109,001
  Unearned compensation.....................................      (656)         --
  Treasury stock at cost, 1,635 shares in 1998..............        --      (3,103)
  Retained earnings (deficit)...............................   (59,108)    (18,803)
                                                              --------    --------
                                                                59,152     102,028
  Due from Meditrust Corporation............................   (23,559)    (23,521)
                                                              --------    --------
    Total shareholders' equity..............................    35,593      78,507
                                                              --------    --------
      Total liabilities and shareholders' equity............  $160,814    $198,190
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements

                          MEDITRUST OPERATING COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       FOR THE YEAR   FOR THE YEAR   FOR THE INITIAL
                                                          ENDED          ENDED        PERIOD ENDED
                                                       DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                           1999           1998            1997
                                                       ------------   ------------   ---------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue:
  Hotel..............................................    $594,140       $252,642          $  --
  Interest...........................................          43            607             48
  Interest from Meditrust Corporation................       1,713             --             --
                                                         --------       --------          -----
                                                          595,896        253,249             48
                                                         --------       --------          -----
Expenses:
  Hotel operations...................................     279,265        117,524             --
  Depreciation and amortization......................       7,211          2,901             --
  Amortization of goodwill...........................         747            760            135
  Interest and other.................................         273             84             --
  Interest to Meditrust Corporation..................          --            712            129
  General and administrative.........................      18,858          8,724            146
  Royalty to Meditrust Corporation...................      16,350          6,326             --
  Rent to Meditrust Corporation......................     274,018        125,706             --
  Other..............................................      29,676         15,163             --
                                                         --------       --------          -----
                                                          626,398        277,900            410
                                                         --------       --------          -----
Loss from continuing operations before benefit for
  income taxes.......................................     (30,502)       (24,651)          (362)
Income tax benefit...................................          --         (4,800)            --
                                                         --------       --------          -----
Loss from continuing operations......................     (30,502)       (19,851)          (362)
Discontinued operations:
  Loss from operations, net..........................          --         (3,914)          (238)
  Adjustment to loss (loss) on disposal of
    Santa Anita, net.................................      (3,694)        15,040             --
  Adjustment to loss (loss) on disposal of
    Cobblestone Golf Group, net......................      (6,109)        (9,478)            --
                                                         --------       --------          -----
Net loss.............................................    $(40,305)      $(18,203)         $(600)
                                                         ========       ========          =====
Basic earnings per Common Share:
  Loss from continuing operations....................    $   (.21)      $   (.16)         $(.01)
  Discontinued operations............................        (.07)           .01             --
                                                         --------       --------          -----
  Net loss...........................................    $   (.28)      $   (.15)         $(.01)
                                                         ========       ========          =====
Diluted earnings per Common Share:
  Loss from continuing operations....................    $   (.21)      $   (.16)         $(.01)
  Discontinued operations............................        (.07)           .01             --
                                                         --------       --------          -----
  Net loss...........................................    $   (.28)      $   (.15)         $(.01)
                                                         ========       ========          =====

     The accompanying notes are an integral part of these financial statements

                          MEDITRUST OPERATING COMPANY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
  FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND THE INITIAL PERIOD ENDED
                               DECEMBER 31, 1997

                                SHARES OF BENEFICIAL
                                     INTEREST OR
                                    COMMON STOCK        ADDITIONAL                               DUE FROM
                                ---------------------    PAID-IN     TREASURY     UNEARNED       MEDITRUST    RETAINED
                                 SHARES      AMOUNT      CAPITAL      STOCK     COMPENSATION    CORPORATION   EARNINGS    TOTAL
                                ---------   ---------   ----------   --------   -------------   -----------   --------   --------
                                                                         (IN THOUSANDS)
Proceeds from issuance of
  shares of beneficial
  interest....................    74,161    $ 43,662                                                                     $43,662
Effect of merger with Santa
  Anita Operating Company.....    12,366     (35,009)    $ 49,035                                                         14,026
Issuance of shares of
  beneficial interest for:
  Employee compensation and
    stock options.............       175          17           36                                $    (53)
  Conversion of debentures,
    net of unamortized issue
    costs of $3...............     1,426         143          668                                    (811)
Net loss for the initial
  period ended December 31,
  1997........................                                                                                $   (600)     (600)
                                --------    --------     --------    -------       -------       --------     --------   -------
BALANCE, DECEMBER 31, 1997....    88,128       8,813       49,739                                    (864)        (600)   57,088
Proceeds from issuance of
  Common Stock, net of
  offering costs of $105......     8,500         850        4,313                                                          5,163
Purchase of treasury stock....                                       $(3,103)                                             (3,103)
Effect of merger with
  Cobblestone.................     8,177         818        3,582                                                          4,400
Effect of merger with La
  Quinta......................    43,280       4,328       17,952                                 (22,280)
Issuance of restricted stock
  grants......................       315          32          104                                    (136)
Issuance of shares of common
  stock for:
  Conversion of debentures....       284          28          108                                    (136)
  Employee compensation and
    stock options.............       642          64           41                                    (105)
Property contribution.........                             33,162                                                         33,162
Net loss for the year ended
  December 31, 1998...........                                                                                 (18,203)  (18,203)
                                --------    --------     --------    -------       -------       --------     --------   -------
BALANCE, DECEMBER 31, 1998....   149,326      14,933      109,001     (3,103)                     (23,521)     (18,803)   78,507
Issuance of shares of Common
  Stock for employee
  compensation and stock
  options.....................       128          13           20                                     (33)
Purchase and retirement of
  treasury stock..............    (8,501)       (850)      (4,219)     3,103                                              (1,966)
Issuance of restricted stock
  grants......................       230          23           40                  $(3,000)            (5)                (2,942)
Retirement of forfeited
  restricted stock grants.....      (168)        (17)         (28)                   2,109                                 2,064
Amortization of unearned
  compensation................                                                         235                                   235
Net loss for the year ended
  December 31, 1999...........                                                                                 (40,305)  (40,305)
                                --------    --------     --------    -------       -------       --------     --------   -------
BALANCE, DECEMBER 31, 1999....   141,015    $ 14,102     $104,814    $    --       $  (656)      $(23,559)    $(59,108)  $35,593
                                ========    ========     ========    =======       =======       ========     ========   =======

   The accompanying notes are an integral part of these financial statements

                          MEDITRUST OPERATING COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         FOR THE INITIAL
                                               FOR THE YEAR ENDED   FOR THE YEAR ENDED    PERIOD ENDED
                                                  DECEMBER 31,         DECEMBER 31,       DECEMBER 31,
                                                      1999                 1998               1997
                                               ------------------   ------------------   ---------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Cash Flows from Operating Activities:
  Net loss...................................       $(40,305)            $(18,203)           $  (600)
  Adjustments to reconcile net loss to cash
    used in operating activites:
  Goodwill amortization......................            747                  760                135
  Loss (gain) on sale of assets..............          9,803              (15,040)                --
  Shares issued for compensation.............             26                    8                 --
  Other depreciation and amortization........         11,780               15,686                171
  Other items................................          4,356                8,845                 --
  Net change in other assets and liabilities
    of discontinued operations...............         (4,227)              (6,852)                --
  Net change in other assets and
    liabilities..............................        (12,416)               3,361               (489)
                                                    --------             --------            -------
    Net cash used in operating activities....        (30,236)             (11,435)              (783)
                                                    --------             --------            -------
Cash Flows from Financing Activities:
  Proceeds from issuance of stock............             --                9,669             43,662
  Purchase of treasury stock.................         (1,966)              (3,103)                --
  Equity offering costs......................             --                 (105)                --
  Intercompany lending, net..................         (4,215)             (26,385)            11,175
  Proceeds from stock option exercises.......              6                   96                 46
                                                    --------             --------            -------
    Net cash provided by (used in) financing
      activities.............................         (6,175)             (19,828)            54,883
                                                    --------             --------            -------
Cash Flows from Investing Activities:
  Capital improvements to real estate........         (1,176)                (282)                --
  Proceeds from sale of assets...............         26,263               24,634                 --
  Cash acquired from Santa Anita merger......             --                   --              4,305
  Cash acquired in Telematrix acquisition....              3                   --                 --
  Collection of receivables and repayment of
    working capital advances.................             --                   --                (76)
  Investment in equity securities............             --                   --            (38,656)
                                                    --------             --------            -------
    Net cash provided by (used in) investing
      activities.............................         25,090               24,352            (34,427)
                                                    --------             --------            -------
    Net increase (decrease) in cash and cash
      equivalents............................        (11,321)              (6,911)            19,673
Cash and cash equivalents at:
  Beginning of year or at inception..........         12,762               19,673                 --
                                                    --------             --------            -------
  End of year................................       $  1,441             $ 12,762            $19,673
                                                    ========             ========            =======

   The accompanying notes are an integral part of these financial statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

    Meditrust Corporation ("Realty") and Meditrust Operating Company and subsidiaries ("Operating") (collectively the "Companies" or "The Meditrust Companies") are two separate companies, the common stock of which trades as a single unit on the New York Stock Exchange under a stock pairing arrangement.

    Realty is a self administered real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, and invests primarily in healthcare and lodging facilities.

    The healthcare facilities include nursing homes, assisted living facilities, medical office buildings and other healthcare related facilities. These facilities are located throughout the United States and are operated by regional and national healthcare providers. Realty also invests in an entity which invests in similar facilities abroad. The lodging facilities include hotels located in the western and southern regions of the United States.

    Realty leases each of its hotels to Operating, who is responsible for operating the hotels, or to other third party lessees (the "Lessees"). At December 31, 1999, Realty leased 298 of its hotel investments to Operating for 5 year terms, pursuant to separate participating leases providing for the payment of the greater of base or participating rent, plus certain additional charges, as applicable (the "Participating Hotel Facility Leases").

    Operating is currently engaged in hotel operations, previously conducted by La Quinta Inns, Inc. and its wholly owned subsidiaries and its unincorporated partnership and joint venture ("La Quinta"), and leases the respective facilities and licenses the La Quinta tradename from Realty and its subsidiaries. La Quinta is a fully-integrated lodging company that focuses on the operation and development of hotels. As of December 31, 1999, La Quinta operated 302 hotels, with over 39,000 rooms located in the western and southern regions of the United States.

BASIS OF PRESENTATION AND CONSOLIDATION

    Separate financial statements have been presented for Realty and for Operating. Combined Realty and Operating financial statements have been presented as The Meditrust Companies. All significant intercompany and inter-entity balances and transactions have been eliminated in combination. The Meditrust Companies and Realty use an unclassified balance sheet presentation.

    The consolidated financial statements of Realty and Operating include the accounts of the respective entity and its majority-owned partnerships after the elimination of all significant intercompany accounts and transactions.

    On July 17, 1998, the Companies acquired La Quinta and its related operations. This transaction was accounted for under the purchase method of accounting. Accordingly, the financial statements include, among other things, the results of operations and cash flows of La Quinta from July 17, 1998 through the date of the financial statements.

    As a result of a comprehensive restructuring plan announced in November 1998, the Companies have reflected the golf-related real estate and operating properties (the "Cobblestone Golf Group") and Santa Anita Racetrack as discontinued operations and certain healthcare properties as assets held for sale, in the accompanying financial statements.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

THE COMPANIES' MORE SIGNIFICANT ACCOUNTING POLICIES FOLLOW:

REAL ESTATE INVESTMENTS

    Land, buildings and improvements are stated at cost. Depreciation is provided for on a straight-line basis over 20 to 40 years, the expected useful lives of the buildings and major improvements. Hotel equipment, furniture and fixtures are recorded at cost. Depreciation is provided using the straight-line method over 3 to 15 years, the estimated useful lives of the related assets. Leasehold improvements are recorded at cost and depreciated over the shorter of the lease term or the estimated useful life.

    Expenditures which materially increase the property's life are capitalized. The cost of maintenance and repairs is charged to expense as incurred. When depreciable property is retired or disposed of, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is reflected in current operations.

    Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For each asset not held for sale, the sum of expected future cash flows (undiscounted and without interest charges) of the asset is compared to the net book value of the asset. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the net book value of the asset, the excess of the net book value over the estimated fair value is charged to current earnings. When an asset is identified by management as held for sale, the Companies discontinue depreciating the asset and the carrying value is reduced, if necessary, to the estimated fair value less costs to sell. Fair value is determined based upon discounted cash flows of the assets at rates deemed reasonable for the type of property and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds from pending offers. A gain or loss is recorded to the extent that the amounts ultimately received for the sale of assets differ from the adjusted book values of the assets. Gains and losses on sales of assets are recognized at the time the assets are sold provided there is reasonable assurance of the collectibility of the sales price and any future activities to be performed by the Companies relating to the assets sold are expected to be insignificant.

    All costs associated with, or allocable to, hotel construction are capitalized. All pre-opening and start-up costs are expensed as incurred.

    Loans are classified and accounted for as impaired loans when, based on current information and events, it is probable that the Companies will be unable to collect all principal and interest due on the loan in accordance with the original contractual terms. Upon determination that an impairment has occurred, the amount of the impairment is recognized as a valuation allowance based upon an analysis of the net realizable value of the underlying property collateralizing the loan. Payments of interest on impaired loans received by the Companies are recorded as interest income provided the amount does not exceed that which would have been earned at the historical effective interest rate.

CAPITALIZED ACQUISITION, DEVELOPMENT AND INTEREST COSTS

    Realty capitalizes development costs and other indirect costs. Additionally, Realty capitalizes the interest cost associated with developing new facilities. The amount capitalized is based upon a rate of interest which approximates the Companies' weighted average cost of financing and is reflected as rental income.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of certificates of deposit and other investments with less than 90-day original maturities and are stated at cost which approximates fair market value.

GOODWILL

    Goodwill represents the excess of cost over the fair value of assets acquired and is amortized using the straight-line method over periods ranging from 10 to 40 years. The Companies assess the recoverability of goodwill whenever adverse events or changes in circumstances or business climate indicate that the expected future cash flows (undiscounted and without interest charges) for individual business segments may not be sufficient to support recorded goodwill. If undiscounted cash flows are not sufficient to support the recorded asset, an impairment would be recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the business segment. Expected cash flows would be discounted at a rate commensurate with the risk involved.

    Goodwill associated with the Santa Anita merger primarily relates to the value of the paired-share structure and, due to the permanent nature of the structure, is being amortized over a 40 year period. Accordingly, goodwill recorded as part of the Santa Anita merger is expected to remain, even though the Santa Anita Racetrack has been sold, as long as the Companies continue to utilize the paired share structure. Goodwill also includes amounts associated with the acquisition of La Quinta, Telematrix, Inc. and Realty's previous investment advisor which are being amortized on a straight-line basis over 20, 15 and 10 year periods, respectively.

INVESTMENTS IN EQUITY SECURITIES

    Investments in equity securities have been classified as available-for-sale and recorded at current market value. The difference between market value and cost (unrealized holding gains and losses) is recorded in shareholders' equity. Gains and losses on sales of investments are calculated based on the specific identification method and are recognized at the time the investments are sold.

INTANGIBLE ASSETS

    Intangible assets, consisting of La Quinta's tradename, reservation system, a non-compete agreement and assembled workforce, are included in other assets and are amortized on a straight-line basis using lives ranging from 3 to 20 years based on management's assessment of the fair value of the intangible assets. The Companies evaluate the carrying values of intangible assets in the same manner that they evaluate the carrying values of real estate assets.

DEBT ISSUANCE COSTS

    Debt issuance costs have been deferred and are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related borrowings.

DEFERRED REVENUE

    Realty's deferred revenue, which is a component of other liabilities, consists primarily of fees which are being amortized over the term of the related investment.

SELF-INSURANCE PROGRAMS

    The hotel operation uses a paid loss retrospective insurance plan for general and auto liability and workers' compensation whereby the operation is effectively self-insured. Predetermined loss limits have been arranged with insurance companies to limit the per occurrence cash outlay.

    Hotel employees and their dependents are covered by a self-insurance program for major medical and hospitalization coverage which is partially funded by payroll deductions. Payments for major medical and hospitalization to individual participants below specified amounts are self-insured by the Companies.

SHAREHOLDERS' EQUITY

    The outstanding shares of Realty's common stock and Operating's common stock are only transferable and tradable in combination as a paired unit consisting of one share of Realty's common stock and one share of Operating's common stock.

REALTY'S REVENUE RECOGNITION

    Realty's rental income from operating leases is recognized on a straight-line basis over the life of the respective lease agreements. Interest income on real estate mortgages is recognized on the accrual basis, which approximates the effective interest method.

OPERATING REVENUE AND SEASONALILTY

    Hotel revenues are derived from room rentals and other sources such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room revenue and laundry services. Hotel revenues are recognized as earned.

    The hotel industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margins and net earnings. In addition, the opening of newly constructed hotels and or the timing of hotel acquisitions may cause variation of revenue from quarter to quarter.

EARNINGS PER SHARE

    In 1998, the Companies adopted Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation and disclosure requirements for basic earnings per share and diluted earnings per share. Earnings per share disclosures for all periods presented have been calculated in accordance with requirements of SFAS 128. Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed based upon the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period presented. The diluted earnings per share computations also include options to purchase common stock which were outstanding during the period. The number of shares outstanding related to the options has been calculated by application of the "treasury stock" method. See Note 17 for more detailed disclosure regarding the applicable numerators and denominators used in the earnings per share calculations.

STOCK BASED COMPENSATION

    During 1996, the Companies adopted Financial Accounting Standards Board Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") which provides companies an alternative to accounting for stock-based compensation as prescribed under Accounting Principles Board Opinion No. 25 ("APB 25").
SFAS 123 encourages, but does not require companies to recognize expense for stock-based awards based on their fair value at date of grant. SFAS 123 allows companies to follow existing accounting rules (intrinsic value method under APB
25) provided that pro-forma disclosures are made of what net income and earnings per share would have been had the new fair value method been used. The Companies have elected to adopt the disclosure requirements of SFAS 123, but will continue to account for stock-based compensation under APB 25.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Management has estimated the fair value of its financial instruments using available market information and various valuation methodologies. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimated values for Realty and Operating as of

December 31, 1999 and 1998 are not necessarily indicative of the amounts that could be realized in current market exchanges.

INCOME TAXES

    Realty has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and believes it has met all the requirements for qualification as such. Accordingly, Realty will not be subject to federal income taxes on amounts distributed to shareholders, provided it distributes annually at least 95% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. Therefore, generally no provision for federal income taxes is believed necessary in the financial statements of Realty except for certain transactions resulting in capital gains which may require a federal tax provision.

    The reported amount of the Companies' net assets exceeds their tax basis by approximately $1,514,100,000 and $1,638,700,000 as of December 31, 1999 and
1998, respectively.

    Operating income tax expense (benefit) is based on reported earnings before income taxes. Deferred income taxes reflect the temporary differences between assets and liabilities recognized for financial reporting and such amounts recognized for tax purposes which requires recognition of deferred tax liabilities and assets. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized.

DERIVATIVES

    The Companies enter into interest rate swap agreements to manage interest rate exposure. The differential to be paid or received is accrued consistent with the terms of the agreements and market interest rates, and is recognized in interest expense over the term of the related debt using a method which approximates the effective interest method. The related amounts payable to or receivable from financial institutions are included in other liabilities or assets. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements.

NEWLY ISSUED ACCOUNTING STANDARDS

    Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") requires that all derivative investments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and the type of hedge transaction. The Companies anticipate that due to their limited use of derivative instruments, the adoption of SFAS 133 will not have a material effect on the financial statements.

    During 1999, Financial Accounting Standards Board Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities--deferral of the Effective Date of the Statement of Financial Accounting Standards No. 133" ("SFAS 137") was issued. This statement amended SFAS 133 by deferring the effective date to fiscal quarters of all fiscal years beginning after June 15, 2000.

    In November 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges"
("SAB 100"). This SAB expresses the views of the Staff regarding the accounting for the disclosure of certain expenses commonly reported in connection with exit activities and business combinations. The Companies do not expect the provisions of SAB 100 to have a material impact on its financial statements.

    In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This SAB summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Companies do not expect the provisions of SAB 101 to have a material impact on its financial statements.

RECLASSIFICATION

    Certain reclassifications have been made to the 1998 presentation to conform to the 1999 presentation.

2.  SUPPLEMENTAL CASH FLOW INFORMATION

    Details of the net change in other assets and liabilities for the Companies (excluding noncash items, deferred income recognized in excess of cash received, and changes in restricted cash and related liabilities) follow:

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999       1998        1997
                                                              --------   ---------   --------
                                                                      (IN THOUSANDS)
Change in fees, interest and other receivables..............  $ (2,922)  $  24,946   $(10,581)
Change in other assets......................................   (28,357)     (6,544)    (1,657)
Change in accrued expenses and other liabilities............   (35,710)   (143,278)     1,607
                                                              --------   ---------   --------
                                                              $(66,989)  $(124,876)  $(10,631)
                                                              ========   =========   ========

    Details of other non-cash items follow:

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999       1998        1997
                                                              --------   ---------   --------
                                                                      (IN THOUSANDS)
Provision for assets held for sale..........................  $ 48,344   $  33,218   $     --
Provision for loss on real estate mortgage and loans
  receivable................................................    13,223      16,036         --
Straight line rent..........................................    (3,357)    (12,555)        --
Provision for loss on working capital and other
  receivables...............................................     6,209      16,400         --
Provision for real estate assets............................        --      14,700         --
Provision for loss on discontinued operations...............        --     236,570         --
Write-off of capitalized pre-development costs..............        --       8,720         --
Reserve for restructuring expenses..........................     2,125       5,668         --
Write-off of software development costs.....................     3,998          --
Other.......................................................       358        (300)        --
                                                              --------   ---------   --------
                                                              $ 70,900   $ 318,457   $     --
                                                              ========   =========   ========

    Details of interest and income taxes paid and non-cash investing and financing transactions follow:

THE MEDITRUST COMPANIES:

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                              1999         1998        1997
                                                            ---------   ----------   ---------
                                                                      (IN THOUSANDS)
Interest paid during the period...........................  $241,115    $  166,452   $ 75,936
Interest capitalized during the period....................     7,116        13,480      4,627
Non-cash investing and financing transactions:
  Value of real estate acquired:
    Land, land improvements and buildings.................                  11,493
  Retirements and write-offs of project costs.............   (19,798)      (20,651)
  Accumulated depreciation and provisions of buildings
    sold..................................................    27,425        33,161
  Increase (reduction) in real estate mortgages net of
    participation reduction...............................       431       (31,483)       256
  Change in market value of equity securities in excess of
    cost..................................................   (12,503)       13,402      1,041
  Value of shares issued for conversion of debentures.....                   7,167     48,161

In connection with the Telematrix Merger:
  Fair value of assets acquired...........................     8,436
  Excess purchase consideration over estimated fair market
    value of assets acquired..............................    21,986
  Liabilities assumed.....................................    (5,422)
  Value of the issuance of Preferred Shares...............    25,000

In connection with the Cobblestone merger:
  Fair value of assets acquired...........................                 302,713
  Excess purchase consideration over estimated fair market
    value of assets acquired..............................                 152,031
  Liabilities assumed.....................................                 (35,769)
  Cash, net...............................................                (177,800)
  Value of the issuance of Paired Common Shares...........                 241,175

In connection with the La Quinta merger:
  Fair value of assets acquired...........................               2,660,188
  Excess purchase consideration over estimated fair market
    value of assets acquired..............................                 301,977
  Liabilities assumed.....................................                (851,479)
  Cash, net...............................................                (938,050)
  Value of the issuance of Paired Common Shares...........               1,172,636

In connection with the Santa Anita merger:
  Fair value of assets acquired...........................                            234,375
  Excess purchase consideration over estimated fair market
    value of assets acquired..............................                            176,922
  Liabilities assumed.....................................                            (46,490)
  Value of the issuance of Paired Common Shares...........                            395,056

MEDITRUST CORPORATION:

                                                               FOR THE YEAR ENDED DECEMBER
                                                            ----------------------------------
                                                              1999         1998        1997
                                                            ---------   ----------   ---------
                                                                      (IN THOUSANDS)
Interest paid during the period...........................  $240,023    $  166,181   $ 75,936
Interest capitalized during the period....................     6,223        13,480      4,627
Non-cash investing and financing transactions:
  Value of real estate acquired:
    Land, land improvements and buildings.................                  11,493
  Retirements and write-offs of project costs.............   (19,798)      (20,651)
  Accumulated depreciation and provisions of buildings
    sold..................................................    27,425        33,161
  Increase (reduction) in real estate mortgages net of
    participation reduction...............................       431       (31,483)       256
  Change in market value of equity securities in excess
    of cost...............................................   (12,503)       13,402      1,041
  Value of shares issued for conversion of debentures.....                   7,031     47,347
  Property distribution...................................                 (33,162)
  Stock dividend of MAC shares............................                             43,662

In connection with the Telematrix Merger:
  Fair value of assets acquired...........................     8,436
  Excess purchase consideration over estimated fair market
    value of assets acquired..............................    21,986
  Liabilities assumed.....................................    (5,422)
  Value of the issuance of preferred shares...............    25,000

In connection with the Cobblestone merger:
  Fair value of assets acquired...........................                 272,463
  Excess purchase consideration over estimated fair market
    value of assets acquired..............................                 152,031
  Liabilities assumed.....................................                  (9,919)
  Cash, net...............................................                (177,800)
  Value of the issuance of Common Shares..................                 236,775

In connection with the La Quinta merger:
  Fair value of assets acquired...........................               2,426,339
  Excess purchase consideration over estimated fair market
    value of assets acquired..............................                 301,977
  Liabilities assumed.....................................                (639,910)
  Cash, net...............................................                (938,050)
  Value of the issuance of Common Shares..................               1,150,356

In connection with the Santa Anita merger:
  Fair value of assets acquired...........................                            252,626
  Excess purchase consideration over estimated fair market
    value of assets acquired..............................                            148,735
  Liabilities assumed.....................................                            (21,830)
  Value of the issuance of Common Shares..................                            405,475

MEDITRUST OPERATING COMPANY:

                                                                                FOR THE INITIAL PERIOD
                                                          FOR THE YEAR ENDED            ENDED
                                                             DECEMBER 31,            DECEMBER 31,
                                                         --------------------   ----------------------
                                                           1999       1998               1997
                                                         --------   ---------   ----------------------
                                                                        (IN THOUSANDS)
Interest paid during the period........................   $1,092    $    324            $    --
Interest capitalized during the period.................      893
Non-cash investing and financing transactions:
  Value of shares issued for conversion of
    debentures.........................................                  136                814
  Property contribution................................               33,162

In connection with the Cobblestone merger:
  Fair value of assets acquired........................               30,250
  Liabilities assumed..................................              (25,850)
  Value of the issuance of Common Shares...............                4,400

In connection with the La Quinta merger:
  Fair value of assets acquired........................              233,849
  Liabilities assumed..................................             (211,569)
  Value of the issuance of Common Shares...............               22,280

In connection with the Santa Anita merger:
  Fair value of assets acquired........................                                  19,322
  Excess purchase consideration over estimated fair
    market value of assets acquired....................                                  28,187
  Liabilities assumed..................................                                 (24,660)
  Value of the issuance of Common Shares...............                                  27,154

3.  LA QUINTA MERGER

    On July 17, 1998, Realty completed its merger with La Quinta (the "La Quinta Merger") whereby La Quinta merged with and into Realty, with Realty as the surviving corporation. Accordingly, the operations of La Quinta are included in the combined and consolidated financial statements since the consummation of the La Quinta Merger.

    The total consideration paid in connection with the La Quinta Merger was approximately $2,980,000,000. At the time of the La Quinta Merger, the excess of the purchase price, including costs of the La Quinta Merger, over the fair market value of the net assets acquired approximated $302,000,000 and was recorded as goodwill in the accompanying financial statements. During 1999, certain pre-acquisition contingencies as well as other estimates that were made in recording the La Quinta Merger in 1998 were quantified and finalized. As a result, goodwill has increased for payments made to former and current executives under specific employment agreements that were in effect at the date of the La Quinta Merger in the amount of $6,000,000. Also, goodwill decreased as a result of the reversal of certain self insurance reserves and other accrued liabilities being settled for amounts that were less than previously anticipated in the amount of $5,000,000.

    As a result of plans contemplated at the time of the La Quinta Merger, management relocated certain functions of the La Quinta corporate headquarters, including marketing, legal, development, finance and executive, to Dallas, Texas from San Antonio, Texas. The accounting, information systems and reservation functions of La Quinta will remain in San Antonio. A provision for the estimated cost of relocation of approximately $10,100,000, including certain lease termination costs, severance and related employment costs and office and employee relocation costs, was originally included in the acquisition costs as liabilities assumed. As of December 31, 1999, substantially all of this provision had been expended to cover relocation related expenditures referred to
above.   Approximately $3,000,000
of this provision related to certain severance and office and employee relocation costs was reversed against goodwill.

    Goodwill associated with the La Quinta Merger is being amortized over 20 years.

    The following unaudited pro forma condensed combined consolidated results of operations of Realty and Operating have been prepared as if the La Quinta Merger had occurred on January 1, 1997:

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998        1997
                                                              ---------   ---------
                                                                  (UNAUDITED IN
                                                              THOUSANDS, EXCEPT PER
                                                                 SHARE AMOUNTS)
Revenue.....................................................  $923,813    $791,607
Net income from continuing operations.......................   151,837     172,661
Basic earnings per paired common share......................      1.20        1.27
Weighted average paired common shares outstanding...........   144,111     119,350

    The pro forma condensed combined consolidated results for the year ended December 31, 1998 include approximately $111,215,000 of other expenses related to nonrecurring write-offs, provisions and restructuring charges, a $4,159,000 realized loss on the sale of securities and a $52,642,000 realized gain on the sale of assets.

    The pro forma condensed combined consolidated results do not purport to be indicative of results that would have occurred had the La Quinta Merger been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

4.  OTHER MERGERS AND ACQUISITIONS

    On October 7, 1999, Realty acquired Telematrix, Inc., a provider of telephone software and equipment for the lodging industry. Total consideration in connection with the purchase was approximately $26,341,000 and was comprised of 1,000 shares of 9% Series B Cumulative Redeemable Convertible Preferred Stock valued at $25,000,000, costs to acquire Telematrix and liabilities assumed. In addition, Realty entered into a $1,000,000 5-year noncompete agreement with the former owner of Telematrix. The excess purchase price over fair market value of the net assets acquired approximated $21,986,000 and has been recorded as goodwill and is being amortized over 15 years on a straight-line basis. This acquisition has been accounted for under the purchase method and accordingly operations of Telematrix are included in the lodging revenue and expense categories of the combined and consolidated statements since consummation of the acquisition.

    On May 29, 1998, Realty completed its merger with Cobblestone
Holdings, Inc. ("Cobblestone") pursuant to an Agreement and Plan of Merger dated as of January 11, 1998, as amended by a First Amendment thereto dated as of March 16, 1998 (as amended, the "Cobblestone Merger Agreement"). Cobblestone was engaged in the ownership, leasing, operation and management of 27 golf courses and related facilities. Under the terms of the Cobblestone Merger Agreement, Cobblestone merged with and into Realty, with Realty as the surviving corporation (the "Cobblestone Merger"). Upon the closing of the Cobblestone Merger, each share of common stock of Cobblestone was converted into the right to receive 3.867 paired common shares and each share of preferred stock of Cobblestone was converted into the right to receive .2953 paired common shares. The total number of paired common shares issued in connection with the Cobblestone Merger was approximately 8,177,000, with an aggregate market value of approximately $230,000,000, plus the issuance of approximately 452,000 options valued at $10,863,000. In addition, Realty advanced monies in order for Cobblestone to satisfy approximately $170,000,000 of its long-term debt and associated costs. Accordingly, the operations of Cobblestone are included in the combined and consolidated financial statements since consummation of the Cobblestone Merger. The total consideration paid in connection with the Cobblestone Merger was approximately $455,467,000. The excess of the purchase price, including costs associated with the merger, over the fair value of the net assets acquired approximated $152,000,000.

    On November 5, 1997, Meditrust merged into Santa Anita Realty
Enterprises, Inc. and Meditrust Acquisition Company ("MAC") merged into Santa Anita Operating Company (collectively, "The Santa Anita Merger"). Santa Anita Realty Enterprises, Inc. changed its corporate name to "Meditrust Corporation," and Santa Anita Operating Company changed its corporate name to "Meditrust Operating Company". The Santa Anita Merger was accounted for as a reverse acquisition whereby Meditrust and MAC were treated as the acquirers for accounting purposes. The operations of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company are included in the combined and consolidated financial statements since the Santa Anita Merger date. The aggregate purchase price of approximately $412,000,000, which includes costs of the Santa Anita Merger, has been allocated among the assets of the Santa Anita Companies, based on their respective fair market values. The excess of the purchase price, including costs of the Santa Anita Merger, over the fair value of the net assets acquired approximated $196,000,000 and is being amortized over forty years.

5.  DISCONTINUED OPERATIONS

    During November 1998, the Boards of Directors of Realty and Operating approved a comprehensive restructuring plan. Significant components of the restructuring plan included the sale of Cobblestone Golf Group, which consisted of 43 golf properties and related operations, and the Santa Anita Racetrack and adjacent property. Accordingly, operating results for Cobblestone Golf Group and the Santa Anita Racetrack have been reclassified and reported as discontinued operations.

    On December 10, 1998, the Companies sold certain assets, leases, and licenses used in connection with the horseracing business conducted at Santa Anita Racetrack and recorded a loss on sale of $67,913,000 for the year ended December 31, 1998. During the year ended December 31, 1999, the Companies recorded an adjustment of $2,961,000. This change in the previously estimated loss on disposal resulted from working capital purchase price adjustments and differences in estimated costs of sale.

    The Companies recorded a provision for loss on the disposition of Cobblestone Golf Group of approximately $237,035,000, which included estimated income taxes of $56,848,000, as of December 31, 1998, based upon the estimated proceeds to be realized upon sale. At December 31, 1998, the net assets subject to sale totaled $305,416,000 and were classified as net assets of discontinued operations on the combined consolidated balance sheet. On March 31, 1999, the Companies sold the Cobblestone Golf Group for $393,000,000. During the year ended December 31, 1999, the Companies recorded a gain of $27,452,000 to adjust the estimated loss on disposal of the Cobblestone Golf Group. This change primarily resulted from revisions in the income tax provision necessitated by the issuance of Internal Revenue Service temporary regulations related to the treatment of built in gains, as well as working capital purchase price adjustments and differences in estimated costs of sale.

    Combined operating results of discontinued golf operations for the year ended December 31, 1999 (exclusive of any interest expense, depreciation and corporate charges) follow. Operating results arose from the period between January 1, 1999 and March 29, 1999:

                                                               COBBLESTONE
                                                                GOLF GROUP
                                                              --------------
                                                              (IN THOUSANDS)
Revenues....................................................      $22,694
Operating expenses..........................................       20,536
                                                                  -------
Contribution................................................        2,158
Other expenses..............................................        6,260
                                                                  -------
Loss before income taxes....................................       (4,102)
Income tax benefit..........................................           --
                                                                  -------
Net loss....................................................      $(4,102)
                                                                  =======

    Operating results, for the nine months ended September 30, 1998, (exclusive of any corporate charges or interest expense) of discontinued golf and racetrack operations are as follows:

                                                             COBBLESTONE
                                                             GOLF GROUP    SANTA ANITA    TOTAL
                                                             -----------   -----------   --------
                                                                        (IN THOUSANDS)
Revenue....................................................    $43,278       $55,421     $98,699
Net income.................................................      1,963         8,758      10,721

    Revenue and net income from the measurement date of September 30, 1998 through December 31, 1998 are as follows:

                                                             COBBLESTONE
                                                             GOLF GROUP    SANTA ANITA    TOTAL
                                                             -----------   -----------   --------
                                                                        (IN THOUSANDS)
Revenue....................................................    $28,849        $7,741     $36,590
Net income.................................................      1,763           132       1,895

6.  REAL ESTATE INVESTMENTS

    The following is a summary of real estate investments:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Land........................................................  $  444,523   $  475,376
Buildings and improvements, net of accumulated depreciation
  and other provisions of $272,107 and $186,594.............   2,876,418    3,381,392
Real estate mortgages and loans receivable, net of a
  valuation allowance of $32,415 and $18,991................   1,059,920    1,197,634
Assets held for sale, net of accumulated depreciation and
  other provisions of $98,831 and $41,562...................     291,798       32,334
                                                              ----------   ----------
                                                              $4,672,659   $5,086,736
                                                              ==========   ==========

    During 1999, Realty provided net funding of $38,312,000 for ongoing construction of healthcare facilities committed to prior to 1999. The Companies also provided net funding of $81,639,000 for construction and capital improvements to hotels acquired in the La Quinta Merger, and net funding of approximately $9,541,000 for capital improvements to golf courses which were included in net assets of discontinued operations as of December 31, 1998 and subsequently sold on March 31, 1999.

    Realty also provided $33,321,000 for ongoing construction of mortgaged facilities already in the portfolio.

    During the year ended December 31, 1999, Realty received net proceeds of $242,340,000 from the sale of three long-term care facilities, 40 assisted living facilities, one rehabilitation facility and one alcohol and substance abuse treatment facility. Realty realized a net gain on these sales of $12,042,000.

In connection with these sales, $1,044,000 in lease breakage fees were received and have been included as other income in the consolidated statements of income. Realty also received $4,306,000 from the sale of a hotel and land held for development. There was no gain or loss realized on these sales.

    On March 31, 1999, Realty sold 43 golf courses (or leasehold interests in golf courses) as part of the sale of Cobblestone Golf Group (See Note 5). These golf courses were included in net assets of discontinued operations as of December 31, 1998.

    During the year ended December 31, 1999, Realty received principal payments of $136,619,000 on real estate mortgages. Of this amount, $120,973,000 represents payments in accordance with the restructuring plan (See Note 5). In connection with these payments, Realty received $706,000 in prepayment fees which have been classified as other income in the consolidated statements of operations.

    At December 31, 1999, Realty was committed to provide additional financing of approximately $23,000,000 for two assisted living facilities as well as additions to existing facilities in the portfolio.

    Realty has investments in certain hotel facilities which are held by an unincorporated partnership and a joint venture. Realty has a 60% and 50% interest in each of these investments, respectively. These investments total $7,770,000 at December 31, 1999, and partner's equity in the partnership and joint venture of approximately $6,563,000 are also included in accrued expenses and other liabilities in the consolidated financial statements.

7.  OTHER ASSETS

    Other assets include primarily intangible assets, investments in equity securities classified as available-for-sale, furniture, fixtures and equipment, and other receivables.

    The investment in equity securities includes approximately 26,606,000 shares of Nursing Home Properties Plc, a property investment group which specializes in the financing, through sale leaseback transactions, of nursing homes located in the United Kingdom. These shares were acquired at various dates between July, 1996 and August, 1998 for an aggregate cost of $57,204,000. At December 31, 1999, the market value of this investment was $61,352,000. The difference between market value and cost, $4,148,000, is included in shareholders' equity in the accompanying balance sheet. The investment in equity securities also includes 1,081,000 shares of stock and warrants to purchase 5,000 shares of stock in Balanced Care Corporation, a healthcare operator. This investment has a market value of $1,426,000 at December 31, 1999. The difference between market value and cost, $320,000, is included in shareholders' equity in the accompanying balance sheet.

    Intangible assets consist of the La Quinta tradename, reservation system, assembled workforce and Telematrix non-compete agreement with net book values at December 31, 1999, of $90,961,000, $2,605,000, $4,819,000 and $953,000,
respectively, which were acquired as a result of the La Quinta Merger and the purchase of Telematrix.

    Realty provides for a valuation allowance against its assets on a periodic basis. As of December 31, 1999 and 1998 the valuation allowance provided against other assets and receivables aggregated approximately $8,095,000 and $1,941,000, respectively.

8.  SHARES OF BENEFICIAL INTEREST/COMMON SHARES

    Cash flows from operating activities available for distribution differ from net income primarily due to depreciation and amortization, as well as other noncash expenses. Distributions in excess of earnings, as reflected on Realty's and the Companies' consolidated balance sheets, are primarily a result of an accumulation of this difference. All shares participate equally in distributions and in net assets available for distribution to shareholders on liquidation or termination of Realty. The Directors of Realty have the authority to effect certain share redemptions or prohibit the transfer of shares under certain circumstances.

    Total distributions to common shareholders during the years ended
December 31, 1999, 1998, and 1997 included a return of capital per share of 9.4%, 4.1%, and 31.7%, respectively. The 1998 distribution also included a long-term capital gain distribution of 30.2% per share. The 1999 and 1998 distributions also include unrecaptured Internal Revenue Code
Section 1250 depreciation from real property of .3% and 6.3% per share, respectively.

    During 1998, Realty issued 7,000,000 depository shares, each representing one-tenth of a share of the 9% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") with a par value of $.10 per share. Net proceeds from this issuance were approximately $168,666,000 and were primarily used to repay existing indebtedness. The Series A Preferred Stock is entitled to quarterly dividends at the rate of 9% per annum of the $250 per share liquidation preference. On and after June 17, 2003, the Series A Preferred Stock may be redeemed for cash at the option of Realty, in whole or from time to time in part, at a redemption price of $250 per share, plus accrued and unpaid dividends, if any, to the redemption date. Total distributions to holders of Series A Preferred Stock during the year ended December 31, 1998 included long term capital gain distributions of 31.4% per share. The 1999 and 1998 distributions also included unrecaptured Internal Revenue Code Section 1250 depreciation from real property of .3% and 6.6% per share, respectively.

    During 1999, Realty issued 1,000 shares of 9% Series B Cumulative Redeemable Convertible Preferred Stock (the "Series B Preferred Stock") with a par value of $.10 per share in connection with the acquisition of Telematrix, Inc. The
Series B Preferred Stock is entitled to quarterly dividends at the rate of 9% per annum of the $25,000 per share liquidation preference. On and after October 7, 2004, the Series B Preferred Stock may be redeemed for cash at the option of Realty, in whole or from time to time in part, at a redemption price of $25,000 per share, plus accrued and unpaid dividends, if any, to the redemption date. The Series B Preferred Stock is convertible, at the option of the holder, into paired common shares on October 7, 2004 or the first day that dividends on any shares of Series B Preferred Stock are in arrears for six or more dividend periods. Each share of Series B Preferred Stock converts into 2,680 paired common shares. The conversion ratio may be adjusted from time to time as defined. Total distributions to holders of Series B Preferred Stock during the year ended December 31, 1999 included unrecaptured Internal Revenue Code Section 1250 depreciation from real property of .3% per share.

    The following classes of Preferred Stock, Excess Stock and Series Common Stock are authorized as of December 31, 1999; no shares were issued or outstanding at December 31, 1999 and 1998:

    Meditrust Operating Company Preferred Stock $.10 par value; 6,000,000 shares authorized;

    Meditrust Corporation Excess Stock $.10 par value; 25,000,000 shares authorized;

    Meditrust Operating Company Excess Stock $.10 par value; 25,000,000 shares authorized;

    Meditrust Corporation Series Common Stock $.10 par value; 30,000,000 shares authorized;

    Meditrust Operating Company Series Common Stock $.10 par value; 30,000,000 shares authorized.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Fair value estimates are subjective in nature and are dependent on a number of significant assumptions associated with each financial instrument or group of financial instruments. Because of a variety of permitted calculations and assumptions regarding estimates of future cash flows, risks, discount rates and relevant comparable market information, reasonable comparisons of the Companies' fair value information with other companies cannot necessarily be made.

    The following methods and assumptions were used for real estate mortgages and long term indebtedness to estimate the fair value of financial instruments for which it is practicable to estimate value:

    The fair value of real estate mortgages has been estimated by discounting future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of real estate mortgages amounted to approximately $987,540,000 and $1,177,368,000 as of December 31, 1999 and 1998, respectively.
The carrying value
of these mortgages is $1,059,920,000 and $1,197,634,000 as of December 31, 1999
and 1998, respectively.

    The quoted market price for the Companies' publicly traded convertible debentures and rates currently available to the Companies for debt with similar terms and remaining maturities were used to estimate fair value of existing debt. The fair value of the Companies' indebtedness amounted to approximately $2,390,573,000 and $3,293,946,000 as of December 31, 1999 and 1998,
respectively. The carrying value of these convertible debentures and other debt is $2,613,763,000 and $3,307,947,000 as of December 31, 1999 and 1998,
respectively.

    The following table summarizes the underlying notional amounts and fair values of interest rate swap agreements as of December 31 (in millions):

       1999                  1998
-------------------   -------------------
NOTIONAL     FAIR     NOTIONAL     FAIR
 AMOUNT     VALUE      AMOUNT     VALUE
--------   --------   --------   --------
75$0...      $6.0      $1,250     $(11.3)
  ====       ====      ======     ======

10. INDEBTEDNESS

    Indebtedness at December 31, 1999 and 1998 is as follows:

                                                                 1999          1998
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                   SHARE AMOUNTS)
Notes payable, net:
Principal payments aggregating $106,000 and $118,500,
  respectively, due from August 1999 to August 2015, bearing
  interest at rates between 7.25% and 8.625%................  $  105,575    $  117,950
Principal payments aggregating $125,000 due in July 2000,
  bearing interest at 7.375%................................     124,731       124,508
Principal payments aggregating $80,000 due in July 2001,
  bearing interest at 7.6%..................................      79,828        79,685
Principal payments aggregating $50,000 due in October 2001,
  bearing interest at 7.11%.................................      50,000        50,000
Principal payments aggregating $100,000 due in March 2004,
  bearing interest at 7.25%.................................     100,710       100,880
Principal payments aggregating $100,000 due in September
  2005, bearing interest at 7.40%...........................      99,945        99,936
Principal payments aggregating $50,000 due in February 2007,
  bearing interest at 7.27%.................................      50,000        50,000
Principal payments aggregating $160,000 due in August 2007,
  bearing interest at 7%....................................     157,629       157,316
Principal payments aggregating $50,000 due in April 2008,
  bearing interest at 7.33%.................................      50,000        50,000
Principal payments aggregating $150,000 due in August 2011,
  bearing interest at 7.114%................................     149,131       148,947
Principal payments aggregating $175,000 due in September
  2026, (redeemable September 2003 at the option of the note
  holder bearing interest at 7.82%).........................     174,357       174,115
Other.......................................................       2,500         2,500
                                                              ----------    ----------
                                                               1,144,406     1,155,837
                                                              ----------    ----------

                                                                 1999          1998
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                   SHARE AMOUNTS)
Convertible debentures, net:
  8.54% interest, convertible at $27.15 per share, due July
    2000....................................................      42,157        41,999
  7 1/2% interest, convertible at $30.11 per share, due
    March 2001..............................................      89,492        89,406
  9% interest, convertible at $22.47 per share, due January
    2002....................................................       2,370         2,351
  8.56% interest, convertible at $27.15 per share, due July
    2002....................................................      51,449        51,257
                                                              ----------    ----------
                                                                 185,468       185,013
                                                              ----------    ----------
Bank notes payable, net:
Revolving credit agreement expiring July 17, 2001...........     658,322       594,625
Term loans, due July 17, 1999...............................          --       743,398
Term loan, due July 17, 2001................................     495,860       493,313
                                                              ----------    ----------
                                                               1,154,182     1,831,336
                                                              ----------    ----------
Bonds and mortgages payable, net:
Mortgage notes, interest ranging from 7.72% to 12.75%,
  monthly principal and interest payments ranging from $4 to
  $78 and
  maturing from February 1999 through March 2033,
  collateralized by
  ten facilities............................................      38,561        44,186
Manatee County, Florida Industrial Revenue Bonds, Series
  1983, annual principal payments ranging from $80 to $90
  due in 1999 through 2000, $345 due in December 2003, and
  $2,770 due in December 2013, interest ranging from 13.0%
  to 13.5%, collateralized by one facility..................       3,205         3,285
Mortgage loans maturing July 2000 through November 2001,
  8.67% weighted average effective interest rate............      44,483        48,292
Industrial development revenue bonds, maturing July 1999
  through February 2012, 3.53% weighted average effective
  interest rate.............................................      27,133        33,773
                                                              ----------    ----------
                                                                 113,382       129,536
                                                              ----------    ----------
                                                              $2,597,438    $3,301,722
                                                              ==========    ==========

    The notes payable, convertible debentures, bank notes payable, bonds and mortgages payable are presented net of unamortized debt issuance costs of $16,325,000 and $33,535,000 at December 31, 1999 and 1998, respectively.
Amortization expense associated with the debt issuance costs amounted to $13,130,000, $12,264,000 and $2,692,000 for the years ended December 31, 1999,
1998 and 1997, respectively, and is reflected in interest expense.

NOTES PAYABLE

    In conjunction with the La Quinta Merger on July 17, 1998, Realty assumed La Quinta's notes payable, which approximated $473,000,000. In September 1998, Realty redeemed $120,000,000, 9.25% senior unsecured subordinated notes originally due 2003.

    On August 16, 1999, Realty repaid $12,500,000 of its notes payable which matured on that date and bore interest at 7.25%.

CONVERTIBLE DEBENTURES

    The 7% debentures issued in February 1993 matured in March 1998. During 1998, prior to maturity, $5,027,000 of debentures were converted into 197,251 paired common shares. The remaining principal was repaid at maturity.

    The 6 7/8% debentures issued in November 1993 matured in November 1998. During 1998, prior to maturity, $665,000 of debentures were converted into 21,521 paired common shares. The remaining principal was repaid at maturity.

    The 8.54% debentures issued in July 1995 are subject to redemption by the Companies at 100% of the principal amount plus accrued interest.

    The 7 1/2% debentures issued in March 1994 are subject to redemption by the Companies at 100% of the principal amount plus accrued interest. During the year ended December 31, 1998, $65,000 of debentures were converted into 2,158 paired common shares.

    The 9% convertible debentures issued in April 1992 are subject to redemption by the Companies at 100% of the principal amount plus accrued interest. During the year ended December 31, 1998, $1,410,000 of debentures were converted into 62,746 paired common shares.

    The 8.56% debentures issued in July 1995 are subject to redemption by the Companies at 100% of the principal amount plus accrued interest to the extent necessary to preserve Realty's status as a REIT.

BANK NOTES PAYABLE

    On July 17, 1998, Realty entered into a credit agreement (the "Credit Agreement") which provided Realty with up to $2,250,000,000 in credit facilities, replacing Realty's then existing $365,000,000 revolving credit facilities. The Credit Agreement provided for borrowings in four separate tranches (each a "Tranche"): Tranche A, a $1,000,000,000 revolving loan, amounts of which if repaid may be reborrowed, which matures July 17, 2001; Tranche B, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matured July 17, 1999 and which had a $250,000,000 mandatory principal payment on April 17, 1999; Tranche C, a term loan in the amount of $250,000,000, amounts of which if repaid may not be reborrowed, which matured July 17, 1999 with a six month extension option that was exercised in June, 1999; and Tranche D, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 2001. Borrowings under the Credit Agreement include LIBOR, base rate and money market borrowings. Pricing on the loan commitments, lines and letters of credit under the Credit Agreement varies according to the pricing level commensurate with the credit quality of Realty. Events of default under the Credit Agreement include, among other things, failure to pay any principal or reimbursement obligation when due, failure to meet any of the covenants of the Credit Agreement, failure of the representations and warranties to be true in any material respect, and default under other debt instruments of the Companies or their subsidiaries. The Credit Agreement includes covenants with respect to maintaining certain financial benchmarks, limitations on the types and percentage of investments in certain business lines, a subjective acceleration clause contingent upon the occurrence of an event with a material adverse effect on the Companies, limitations on dividends of Realty and Operating, and other restrictions. In addition, Operating is a guarantor of all of the obligations of Realty under the Credit Agreement.

    During July 1998, Realty entered into an interest rate swap agreement to reduce the impact on interest expense of fluctuating interest rates on $1,250,000,000 of its Credit Agreement. Realty agreed with the counterparty to exchange, on a monthly basis, the difference between Realty's fixed pay rate and the counterparty's variable pay rate of one month LIBOR. During January and April 1999, Realty cancelled two $250,000,000 contracts from the interest rate swap agreement in connection with the repayments described above. At
December 31, 1999, Realty was a fixed rate payor of approximately 5.69% and received a variable rate of approximately 6.46%. Differentials in the swapped amounts are recorded as adjustments to interest expense of Realty. Total interest expense related to the swap agreement was approximately $4,101,000 for the year ended December 31, 1999 and $995,000 for the period from July to December 1998.

    On November 23, 1998, Realty amended its Credit Agreement to provide for Realty's cash repayment of a portion of its Forward Equity Issuance Transaction ("FEIT"), the amendment of certain financial covenants to accommodate asset sales, to exclude the impact of non-recurring charges in certain covenant calculations, and to provide for future operating flexibility. The amendment also provided for an increase to the LIBOR pricing of the credit facility by approximately 125 basis points, and the pledge of stock of the Companies' subsidiaries. This pledge of subsidiary stock will also extend on a pro rata basis to entitled bondholders. Realty also agreed to a 25 basis point increase to the LIBOR pricing in the event that an equity offering of at least $100,000,000 had not been completed by February 1, 1999. On February 1, 1999 this increase went into effect.

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

    On April 8, 1999, Realty repaid $250,000,000 of its Tranche B term loan and cancelled a $250,000,000 swap contract that was scheduled to mature in July 1999.

    On December 24, 1999, Realty repaid $250,000,000 of its Tranche C term loan which was scheduled to mature on January 17, 2000.

    Of the $850,000,000 revolving tranche commitment, approximately $145,839,000 was available at December 31, 1999, carrying interest at Realty's option of the base rate (10.50%) or LIBOR plus 2.875% (9.16% weighted average rate at December 31, 1999).

BONDS AND MORTGAGES PAYABLE

    Realty is obligated by agreements relating to sixteen issues of Industrial Revenue Bonds ("IRBs"), in an aggregate amount of $26,940,000, to purchase the bonds at face value prior to maturity under certain circumstances. The bonds have floating interest rates which are indexed periodically. Bondholders may, when the rate is changed, put the bonds to the designated remarketing agent. If the remarketing agent is unable to resell the bonds, it may draw upon an irrevocable letter of credit which secures the IRBs. In such event, Realty would be required to repay the funds drawn on the letters of credit within 24 months. As of December 31, 1999, no draws had been made upon any such letters of credit. The schedule of annual maturities shown below includes these IRBs as if they will not be subject to repayment prior to maturity. Assuming all bonds under such IRB arrangements are presented for payment prior to December 31, 2000 and the remarketing agents are unable to resell such bonds, the maturities of long-term debt shown below would increase by $6,855,000 for the year ending December 31, 2002.

    The aggregate maturities of notes payable, convertible debentures, bank notes payable and bonds and mortgages payable, for the five years subsequent to December 31, 1999, are as follows:

YEAR                                   (IN THOUSANDS)
----                                   --------------
2000................................     $  210,335
2001................................      1,417,814
2002................................         92,279
2003................................        207,882
2004................................        255,447
Thereafter..........................        430,006
                                         ----------
                                         $2,613,763
                                         ==========

11. FORWARD EQUITY ISSUANCE TRANSACTION

    On February 26, 1998, the Companies entered into transactions with Merrill Lynch International, a UK-based broker/dealer subsidiary of Merrill Lynch &
Co., Inc. (collectively with its agent and successor in interest, "MLI"). Pursuant to the terms of a Stock Purchase Agreement, MLI purchased 8,500,000 shares of Series A Non-Voting Convertible Common Stock par value $.10 per share from each of the Companies at a purchase price of $32.625 per share (collectively with the paired common shares the shares of Series A non-voting convertible common stock are convertible into, the "Notional Shares"). The Series A Non-Voting Convertible Common Stock converted on a one to one basis to paired common stock of the Companies on June 18, 1998. Total proceeds from the issuance were approximately $277,000,000 (the "Initial Reference Amount"). Net proceeds from the issuance were approximately $272,000,000, and were used by the Companies to repay existing indebtedness. The Companies and MLI also entered into a Purchase Price Adjustment Agreement under which the Companies would, within one year from the date of MLI's purchase, on a periodic basis, adjust the purchase price based on the market price of the paired common stock at the time of any interim or final adjustments, so as to provide MLI with a guaranteed return of LIBOR plus 75 basis points (the "Return"). The paired common shares issued received the same dividend as the Companies' paired common stock; however, the difference between LIBOR plus 75 basis points and the dividend payments received by MLI was included as an additional adjustment under the Purchase Price Adjustment Agreement. Such adjustments were to be effected by deliveries of additional paired common shares to, or, receipts of paired common shares from, MLI. In the event that the market price for the paired shares was not high enough to provide MLI with the Return, the Companies would have to deliver additional paired shares to MLI, which would have a dilutive effect on the capital stock of the Companies. This dilutive effect increased significantly as the market price of the paired shares declined further below the original purchase price. Prior to the settlement, MLI held any paired common shares delivered by the Companies under the Purchase Price Adjustment Agreement in a collateral account (the "Collateral Shares"). Under the adjustment mechanism, the Companies delivered approximately 9,700,000 Collateral Shares in 1998, all of which were returned to the Companies when the Companies settled in cash a portion of the adjustment transaction in December 1998.

    The FEIT was accounted for as an equity transaction with the Notional Shares treated as outstanding from their date of issuance until the respective date of repurchase, if any, for both basic and diluted earnings per share purposes. For diluted earnings per share purposes, at the end of each quarterly period, the then outstanding Reference Amount (as defined herein) is divided by the quoted market price of a paired common share, and the excess, if applicable, of that number of paired common shares over the Notional Shares (the "Contingent Shares") is added to the denominator. Contingent shares are included in the calculation of year to date diluted earnings per share weighted for the interim periods in which they were included in the computation of diluted earnings per share.

    The "Reference Amount" equals the Initial Reference Amount plus the Return and net of any cash distributions on the Notional Shares or any other cash paid or otherwise delivered to MLI under the FEIT.

    Payments that reduce the Reference Amount in effect satisfy all necessary conditions for physically settling that portion of the Reference Amount and are accounted for in a manner similar to a treasury stock transaction. Therefore, payments that reduce the Reference Amount are divided by the quoted market price of a paired common share on the date of payment. The calculated number is then multiplied by the fractional number of days in the period prior to the payment date and the resulting number of paired common shares is included in the calculation of diluted earnings per share for the period.

    On November 11, 1998, the Companies entered into an agreement with MLI to amend the FEIT. Under the agreement, Realty agreed to grant a mortgage of the Santa Anita Racetrack to MLI and repurchase from MLI approximately 50% of the FEIT with cash generated in part from the sale of certain assets, including the Santa Anita Racetrack. MLI agreed, subject to the terms of the settlement agreement, not to sell any shares of the existing FEIT until February 26, 1999. In December 1998, the Companies paid MLI $152,000,000 ($127,000,000 of which was from the sale of certain assets including the Santa Anita Racetrack) for the repurchase of 1,635,000 Notional Shares and the release of 9,700,000 Collateral Shares. At December 31, 1998 the Notional Shares outstanding were reduced to approximately 6,865,000 paired common shares and there were no Contingent Shares issuable.

    On April 1, 1999, the Companies settled the FEIT with MLI with a payment totaling approximately $89,840,000. MLI returned approximately 6,865,000 paired common shares representing all of the remaining outstanding paired common shares under the FEIT on that date.

12. OTHER EXPENSES

    During the year ended December 31, 1999, the Companies recorded approximately $108,984,000 in other expenses.

    On May 10, 1999, The Meditrust Companies entered into a separation agreement with Abraham D. Gosman, former Director and Chairman of the Companies and Chief Executive Officer and Treasurer of Operating. Under the terms of the separation agreement, Mr. Gosman received severance payments totaling $25,000,000 in cash and the continuation of certain life insurance benefits. The Meditrust Companies established a Special Committee of The Boards of Directors of Realty and Operating (the "Special Committee") to evaluate Mr. Gosman's employment contract and whether such severance or other payments were appropriate. Based on the results of the evaluation and recommendation of the Special Committee, the Boards of Directors concluded that the separation agreement was in the long-term best interest of the shareholders of the Companies and approved the separation agreement.

    The Companies classified certain assets as held for sale as of December 31, 1999, as a result of an analysis of its healthcare portfolio and related commitments for transactions expected to close in 2000. Based on estimated net sales proceeds, the Companies recorded a provision for loss on assets held for sale of $48,344,000 (of which $5,966,000 was recorded in accrued liabilities) and related receivables of $6,209,000. The provision reduces the carrying value of 23 medical office buildings, 12 assisted living facilities and one long-term care facility to the estimated net sales proceeds less costs to sell. During 1999, the Companies recognized $25,948,000 in net income from these assets. In addition, based on management's assessment of the collectibility of principal due on the loans as a result of planned asset transactions, a provision for loss on five real estate mortgage loans of $13,223,000 was recorded.

    The Companies incurred approximately $12,210,000 of costs associated with the development and implementation of the restructuring plan as well as a reorganization of the lodging division. These costs primarily relate to the early repayment and modification of certain debt, employee severance, advisory fees related to the restructuring plan, and other professional fees related to the separation agreement with Mr. Gosman.

    Also, in conjunction with the implementation of the restructuring plan, which included a change in the focus of the lodging division to internal growth, La Quinta management performed a review of the front desk system under development for its hotels, and made a decision to abandon the project. The decision was based primarily on management's intent to integrate the front desk system with new revenue management software, availability of more suitable and flexible externally developed software and a shift in information systems philosophy toward implementation of externally developed software. A charge of approximately $3,998,000 to write-off certain internal and external software development costs related to the project was recorded during the year ended December 31, 1999.

    During the three months ended March 31, 1998, the Companies pursued a strategy of diversifying into new business lines including lodging and golf. Consistent with this strategy, Realty commenced a reevaluation of its intentions with respect to certain existing healthcare related real estate facilities and other assets. This process included review of the valuation of facilities in the portfolio, including those with deteriorating performance, and other assets and receivables that were unrelated to its historical primary business. As a result of this on-going analysis, Realty identified assets which would be held for sale and recorded provisions to adjust the carrying value of certain facilities, other assets and receivables and a valuation reserve for certain mortgage loans receivable. Following the quarter ended March 31, 1998, one facility was sold and certain other assets and receivables were written off.

    On July 22, 1998, the President of the United States signed into law the Internal Revenue Service Restructuring and Reform Act of 1998 (the "Reform Act"). The Reform Act limits the Companies' ability to continue to grow through use of the paired share structure. While the Companies' use of the paired share structure in connection with the Cobblestone Merger and the La Quinta Merger was "grandfathered" under the Reform Act, the ability to continue to use the paired share structure to acquire additional real estate and operating businesses conducted with the real estate assets (including the golf and lodging industries) was substantially limited. In addition, during the summer of 1998, the debt and equity capital markets available to REITs began to deteriorate, thus limiting the Companies' access to cost-efficient capital.

    As a result of these events, the Companies commenced a strategic evaluation of their business which included an extensive review of their healthcare related properties and mortgage loan portfolio, an analysis of the impact of the Reform Act, the Companies' limited ability to access the capital markets, and the operating strategy of the Companies' existing businesses. The analysis culminated in the development of the comprehensive restructuring plan, which was announced in November 1998, which included the sale of approximately $550,000,000 of non-strategic healthcare assets.

    As a result of continued deteriorating performance at five healthcare facilities, management committed to a plan to sell these facilities as soon as practicable. As of December 31, 1998, Realty had recorded a provision, net of one facility that was sold prior to the end of the year, of $33,218,000 to reduce the carrying value of these facilities to estimated fair value less expected costs of sale. Management expected that the remaining assets would be disposed of during 1999.

    As part of the review of the healthcare portfolio, management identified four properties where recent events or changes in circumstances, including physical plant and licensure issues, indicated that the carrying value of the assets may not have been recoverable. Management determined that the estimated undiscounted future cash flows for these assets was below the carrying value and, accordingly, Realty reduced the carrying value of these assets by $14,700,000 to estimated fair value.

    Management also identified one mortgage loan collateralized by a rehabilitation facility where continued eroding margins and an expiring guarantee indicated that the Companies would likely not have been able to collect all amounts due according to the contractual terms of the loan agreement. Accordingly, the Companies provided a loan loss for this asset of approximately $8,000,000. In addition, Realty also provided for the establishment of an additional $8,036,000 mortgage loan valuation reserve primarily in response to the implementation of new government reimbursement regulations impacting many of its third-party operators during the second half of 1998.

    Realty also held working capital and other receivables that were unrelated to its historical primary business of healthcare financing. Management determined that certain of these accounts were uncollectible and protracted collection efforts for these assets would be an inefficient use of its resources and therefore recorded provisions of approximately $16,400,000 and then wrote off these assets.

    Pursuant to the restructuring plan, the Companies announced plans to refocus their capital investment program by reducing healthcare related investments and ceasing development of any new hotels other than the completion of those La Quinta-Registered Trademark- Inn and Suites currently under construction. Accordingly, the Companies recorded non recurring costs of $8,720,000 for the write-off of certain previously capitalized costs associated with lodging development, and $7,149,000 for severance related costs attributable to workforce reductions of 87 employees at the Companies' lodging and healthcare divisions.

    The Companies have also recorded $11,882,000 in costs incurred for various consultants engaged to assist in the development and implementation of the restructuring plan.

    The Companies also incurred approximately $3,110,000 in costs related to the evaluation of certain acquisition targets, which the Companies are no longer pursuing.

    Based upon the analysis described above, other expenses were recorded for the year ended December 31, 1999 and 1998, as follows:

                                                                1999        1998
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
ASSET RELATED:
  Provision for assets held for sale........................  $ 48,344    $ 33,218
  Provision for real estate assets..........................        --      14,700
  Provision for loss on real estate mortgage and loans
    receivable..............................................    13,223      16,036
  Provision for loss on working capital and other
    receivables.............................................     6,209      16,400
                                                              --------    --------
  SUBTOTAL..................................................    67,776      80,354
                                                              --------    --------
COMPREHENSIVE RESTRUCTURING PLAN:
  Employee severance........................................    25,358       7,149
  Write-off of capitalized pre-development costs............        --       8,720
  External consulting fees..................................     5,826      11,882
  Write-off software development costs......................     3,998          --
  Write-off capitalized debt costs and swap breakage fees...     6,026          --
                                                              --------    --------
  SUBTOTAL..................................................    41,208      27,751
                                                              --------    --------
OTHER
  Costs of transactions not consummated.....................        --       3,110
                                                              --------    --------
TOTAL.......................................................  $108,984    $111,215
                                                              ========    ========

13. LEASE COMMITMENTS

HEALTHCARE

    Realty's healthcare related property and facilities are generally leased pursuant to non-cancelable, fixed-term operating leases expiring from 2000 to 2012. The leases ordinarily provide multiple, five-year renewal options and the right of first refusal or the option to purchase the facilities at the greater of the fair market value or Realty's investment at the end of the initial term of the lease or at various times during the lease.

    The healthcare related lessees are required to pay aggregate base rent during the lease term and applicable debt service payments as well as percentage, supplemental and additional rent (as defined in the lease agreements). The majority of the healthcare related leases are triple net which generally requires the lessees to pay all taxes, insurance, maintenance and other operating costs of the land and facilities.

    Future minimum rents, expected to be received by Realty during the initial term of the healthcare related leases for the years subsequent to December 31, 1999, are as follows:

YEAR                                   (IN THOUSANDS)
----                                   --------------
2000................................      $138,796
2001................................       133,660
2002................................       130,554
2003................................        99,019
2004................................        98,255
Thereafter..........................       209,429

LODGING

    The Participating Hotel Facility Leases between Realty and Operating are generally long-term and provide for quarterly base or minimum rents plus contingent or percentage rents based on quarterly gross revenue thresholds for each hotel facility. Operating is generally responsible for paying all operating expenses of the hotel facilities while Realty is responsible for costs attributable to real estate taxes and insurance. The leases are accounted for as operating leases. Total rental expense paid by Operating to Realty under such leases was approximately $274,018,000 and $125,706,000 for the years ended December 31, 1999 and 1998, respectively, of which approximately $50,715,000 and $29,494,000, respectively was contingent rent.

    Realty's future minimum rents at December 31, 1999 receivable from Operating under noncancelable Participating Hotel Facility Leases for the years ending December 31, are as follows:

YEAR                                   (IN THOUSANDS)
----                                   --------------
2000................................      $232,845
2001................................       232,845
2002................................       232,845
2003................................       116,423

    Realty also leases restaurants it owns to third parties. These leases are accounted for as operating leases and expire over a period from 2000 to 2018 and provide for minimum rentals and contingent rentals based on a percentage of annual sales in excess of stipulated amounts. Total restaurant rental income for 1999 and 1998 was $7,188,000 and $3,382,000, respectively, which consisted of $6,079,000 and $2,812,000 minimum rent and $1,109,000 and $570,000, respectively, of contingent rent.

    Realty's future minimum rents at December 31, 1999 to be received under non-cancelable operating restaurant leases for the years ending December 31 are as follows:

YEAR                                   (IN THOUSANDS)
----                                   --------------
2000................................       $6,437
2001................................        5,746
2002................................        4,878
2003................................        3,946
2004................................        3,159
Thereafter..........................       12,334

    Realty is also committed to third parties for certain ground lease arrangements which contain contingent rent provisions based upon revenues and also certain renewal options at fair market value at the conclusion of the initial lease terms. The leases extend for varying periods through 2014. Future minimum rental payments required under operating ground leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 1999 follow:

YEAR                                    (IN THOUSANDS)
----                                   ----------------
2000................................        $  356
2001................................           356
2002................................           294
2003................................           272
2004................................           272
Thereafter..........................         1,065

    Total rent for ground leases was $481,000 for 1999 and $297,000 for 1998.

    Operating leases certain non-hotel real estate and equipment for the hotels' operations under various lease agreements. The leases extend for varying periods through 2003 and generally are for a fixed amount each month.

    Operating's future minimum rents at December 31, 1999 payable under non-hotel non-cancelable operating leases for the years ending December 31 are as follows (in thousands):

YEAR                                   (IN THOUSANDS)
----                                   --------------
2000................................        3,100
2001................................        2,949
2002................................        3,069
2003................................        3,020
2004................................        1,562
Thereafter..........................        6,304

    Total rent expense for operating leases was approximately $2,839,000 for the year ended December 31, 1999 and $1,030,000 for the period from July 17, 1998 to December 31, 1998.

14. CONTINGENCIES

    The Companies are a party to a number of claims and lawsuits arising out of the normal course of business; the Companies believe that none of these claims or pending lawsuits, either individually or in the aggregate, will have a material adverse affect on the Companies' business or on their consolidated financial position or results of operations.

15. STOCK OPTION AND BENEFIT PLANS

    The Meditrust Corporation Amended and Restated 1995 Share Award Plan (the "Meditrust Corporation Plan") provides that the maximum number of common shares (the "Meditrust Corporation Shares") that may be issued under the plan shall not exceed the sum of 3,616,741 plus an amount equal to 5% of the Meditrust Corporation common shares outstanding from time to time. The Meditrust Operating Company Amended and Restated 1995 Share Award Plan (the "Meditrust Operating Plan" and together with the Meditrust Corporation Plan, the "Plans") provides that the maximum number of common shares (the "Meditrust Operating Shares") that may be issued under the plan shall not exceed an amount equal to 5% of the Meditrust Operating Shares outstanding from time to time.

    Under each of the Plans, the maximum number of options and stock appreciation rights that may be granted to an eligible person during any one year period shall not exceed 450,000 subject to certain adjustments. Also under each of the Plans, awards are to be issued either as Options, Dividend Equivalents, Stock Appreciation Rights, Restricted Stock Awards, Performance Share Awards or Stock Bonuses (each, an "Award"). At December 31, 1999, under the Meditrust Corporation Plan and the Meditrust Operating Plan, 7,042,000 and 5,944,000 shares, respectively, were available for future grant.

    Each Award expires on such date as determined by management and the Compensation Committee of the Board of Directors (the "Committee"), but in the case of options or other rights to acquire paired common shares, not later than 10 years after the date of the Award. Options granted under each of the Plans vest according to a schedule determined by the Committee. The Committee may authorize the deferral of any payment of cash or issuance of paired common shares under each of the Plans at the election and request of a participant. Up to 4,000,000 shares are available under each of the Plans to be issued as incentive stock options. Directors, officers, employees and individual consultants, advisors or agents who render or who have rendered bona fide services to the corporation are eligible to participate in the plan for such corporation.

    The Committee is provided discretion to accelerate or extend the exercisability or vesting of any or all such outstanding Awards within the maximum 10 year period, including in the event of retirement, death or termination of employment. Options outstanding at December 31, 1999 expire in 2001 through 2009.

    Under each of the Meditrust Corporation Plan and the Meditrust Operating Plan, a like number of shares of the Meditrust Corporation Shares or Meditrust Operating Shares, as the case may be, shall be purchased from the other corporation or arrangements shall be made with such other corporation for the simultaneous issuance by the other corporation of the same number of common shares as the number of common shares issued in connection with an Award. Under each of the Plans, the option price shall not be less than the par value of the Meditrust Corporation Shares and the Meditrust Operating Shares subject to the Award. In the event of a "change in control," as defined in each of the Plans, all options outstanding will become fully vested.

    During January and August, 1999, 200,000 and 30,000 restricted shares, respectively, of the Companies' stock were issued to key employees under the Plans. During July and October, 1999, 168,000 of these restricted shares were forfeited and thus cancelled and retired. Restrictions generally limit the sale or transfer of shares during a restricted period, not exceeding eight years. Participants vest in the amounts granted on the earliest of eight years after the date of issuance, upon achieving the performance goals as defined, or as the Boards of Directors may determine.

    Unearned compensation was charged for the market value of the restricted shares on the date of grant and is being amortized over the restricted period. The unamortized unearned compensation value is shown as a reduction of shareholders' equity in the accompanying consolidated and combined balance sheets.

    The Companies apply APB 25 and related Interpretations in accounting for these Plans. Accordingly, no compensation cost has been recognized for the fixed stock option plans.

    Options to purchase 1,210,000 Meditrust Corporation Shares and 279,000 Meditrust Operating Shares were exercisable as of December 31, 1999.

    Had compensation cost for the Companies' stock option-based compensation plans been determined based on the fair value at the grant dates for Awards under those plans consistent with the method pursuant to SFAS 123, the Companies' net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999       1998        1997
                                                              --------   ---------   ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Net income (loss) available to paired common shareholders:
  As reported...............................................  $73,542    $(161,591)  $162,412
  Pro forma.................................................   72,221     (162,120)   160,586
Earnings (loss) per paired common share:
  Basic as reported.........................................  $   .52    $   (1.34)  $   2.14
  Diluted as reported.......................................      .51        (1.29)      2.12
  Basic pro forma...........................................      .51        (1.35)      2.11
  Diluted pro forma.........................................      .51        (1.29)      2.09

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively. Dividend yield of 17.0, 14.1 and 7.1, and expected volatility of 48, 33 and 16 percent for each year, respectively. Risk-free interest rates of 5.1 and 4.4 percent in 1999 and 1998 ranging from 5.9 to 6.7 percent in 1997; and an expected life of four years in 1999 and 1998 and six years in 1997 for each grant.

    A summary of the Companies' stock option activity and related information follows:

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------------------
                                                        1999                  1998                  1997
                                                 -------------------   -------------------   -------------------
                                                            WEIGHTED              WEIGHTED              WEIGHTED
                                                            AVERAGE               AVERAGE               AVERAGE
                                                  SHARES    EXERCISE    SHARES    EXERCISE    SHARES    EXERCISE
                                                 (000'S)     PRICE     (000'S)     PRICE     (000'S)     PRICE
                                                 --------   --------   --------   --------   --------   --------
Fixed options
Outstanding at beginning of year...............   5,022      $  20       3,811     $  30      1,171      $  25
Granted........................................     100         13       2,934        13      2,639         33
Options from merger............................                            452         4        288         17
Exercised......................................     (17)         4        (611)        8       (272)        24
Forfeited......................................    (794)        17      (1,564)       31        (15)        25
                                                  -----      -----      ------     -----      -----      -----
Outstanding at end of year.....................   4,311      $  21       5,022     $  20      3,811      $  30
                                                  -----      -----      ------     -----      -----      -----
Options exercisable at year end................   1,489                  1,032                1,225
Weighted average fair value of options granted
  during the year..............................              $1.54                 $1.44                 $2.71

    The weighted-average exercise price equals the weighted-average grant date fair value as all options were granted at fair market value on the date of grant.

    The following table summarizes information about fixed stock options outstanding at December 31, 1999:

    (Entire table to be updated)

                                           OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                      ------------------------------              ----------------------
                                                        WEIGHTED       WEIGHTED                 WEIGHTED
                                        NUMBER          AVERAGE        AVERAGE      NUMBER      AVERAGE
                                      OUTSTANDING      REMAINING       EXERCISE   EXERCISABLE   EXERCISE
                                      AT 12/31/99   CONTRACTUAL LIFE    PRICE     AT 12/31/99    PRICE
                                      -----------   ----------------   --------   -----------   --------
Range of exercise prices
$21.85.............................       18,872          1.81          $21.85        18,872     $21.85
$27.46.............................        8,813          4.70           27.46         8,813      27.46
$25.07.............................      285,505          5.22           25.07       285,505      25.07
$27.98--$29.44.....................       60,381          6.63           28.55        60,381      28.55
$32.77.............................    1,321,760          7.61           32.77       528,700      32.77
$30.58--$34.17.....................       61,886          7.56           32.39        61,886      32.39
$13.44.............................    2,454,200          8.95           13.44
$11.63--$16.06.....................       99,800          9.25           13.30       524,799      13.44
                                       ---------          ----          ------     ---------     ------
                                       4,311,217          8.21          $20.68     1,488,956     $24.12
                                       =========          ====          ======     =========     ======

RETIREMENT, PENSION AND OTHER BENEFITS

    Realty entered into a non-qualified Trustee Retirement Plan (the "Retirement Plan") during 1996. The Retirement Plan provided eligible Trustees defined retirement benefits based on Trustee fees and years of service. At December 31, 1998 and 1997, the present value of the accumulated benefit obligation was $1,802,000 and $1,616,000, respectively. Retirement expense, including prior amortization cost and a current provision for the Retirement Plan, totaled $1,214,000 and $346,000 in the accompanying income statements for 1998 and 1997, respectively.

    On December 10, 1998, the Board of Directors of Realty voted to accept the recommendations of the Compensation Committee to make a payment, pursuant to the Meditrust Corporation Plan, of unrestricted stock of the Companies to certain Directors that previously qualified under the Retirement Plan, in an amount equal to the present value of each individual's accumulated benefit.

    During 1995, Realty entered into a Split-Dollar Life Insurance Agreement with a trust established by the then Chairman and Chief Executive Officer, pursuant to which Realty has agreed to advance policy premiums on life insurance policies paying a death benefit to the trust. Realty is entitled to reimbursement of the amounts advanced, without interest, which right is collateralized by an assignment of the life insurance policies and a personal guarantee of the former Chairman in the amount of the excess, if any, of the premiums paid by Realty over the cash surrender value of the insurance policies.

    The Companies have savings plans which qualify under Section 401(K) of the Internal Revenue Code under which eligible employees are entitled to participate up to a specified annual maximum contribution level. The Companies match a portion of such contributions which amounted to $538,000, $320,000 and $106,000, for the years ended December 31, 1999, 1998 and 1997, respectively.

    On July 17, 1998, the La Quinta Merger was completed. La Quinta sponsors the La Quinta Retirement Plan; the projected benefit obligations and fair value of assets on that date were $19,725,000 and $17,425,000, respectively.

    On December 31, 1998, the La Quinta Supplemental Executive Retirement Plan was established with a prior service cost of $3,004,000. During 1999, a significant portion of the executives covered under the plan terminated employment related to the acquisition resulting in a decrease in the projected benefit obligation of $1,420,000 and an acceleration of prior service cost recognition of $1,355,000. The impact on the statement of operations was a gain of $56,000.

    The projected benefit obligation, accumulated benefit obligation, and fair value of assets for the La Quinta supplemental executive retirement plan with accumulated benefit obligation in excess of plan assets were $1,361,000, $402,000, and $0, respectively, as of December 31, 1999 and $3,004,000, $845,000
and $0, respectively, as of December 31, 1998.

    Effective January 1, 1999, the Companies converted their existing La Quinta Retirement Plan to a cash balance pension plan. Existing accrued benefits under the La Quinta Retirement Plan were converted into a beginning account balance as of January 1, 1999, which decreased the projected benefit obligation by $1,122,000. Under the new cash balance pension plan, the Companies make quarterly contributions to the account based on a percentage of quarterly employee compensation and years of service. Interest credits to the account balances are based on rates for one year U.S. Treasury Securities. The account balances are available to employees after they reach age 55.

    Prior to January 1, 1999, the La Quinta Retirement Plan was a defined benefit pension plan covering all La Quinta employees. Benefits accrued to the participant according to a career average benefit formula integrated with Social Security benefits. The Companies' funding policy for this plan was to annually contribute the minimum amount required by federal law.

    The following table provides detail of the changes in benefit obligations, components of benefit costs and weighted-average assumptions for the La Quinta Retirement Plan at December 31, 1999 and 1998:

                                                               PENSION BENEFITS
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of year...................  $21,806    $    --
  Acquisition...............................................       --     19,725
  Service cost..............................................    2,567        899
  Interest cost.............................................    1,433        558
  Plan participants' contributions..........................       --         --
  Amendments................................................       --      1,882
  Actuarial (gain)/loss.....................................   (1,467)      (775)
  Benefits paid.............................................   (2,391)      (483)
  Curtailment...............................................   (1,420)        --
  Plan merger...............................................       --         --
                                                              -------    -------
  Benefit obligation at end of year.........................  $20,528    $21,806

CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning of year............  $19,020    $    --
  Acquisition...............................................       --     17,425
  Actual return on plan assets..............................    1,469      1,060
  Employer contribution.....................................    2,411      1,018
  Plan participants' contributions..........................       --         --
  Benefits paid.............................................   (2,391)      (483)
  Plan merger...............................................       --         --
                                                              -------    -------
  Fair value of plan assets at end of year..................  $20,509    $19,020

  Funded status.............................................  $   (19)   $(2,786)
  Unrecognized actuarial (gain)/loss........................   (2,666)    (1,281)
  Unrecognized portion of net obligation/(asset) at
    transition..............................................       --         --
  Unrecognized prior service cost/(credit)..................      476      1,882
                                                              -------    -------
  Net amount recognized.....................................  $(2,209)   $(2,185)

AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION
  CONSIST OF:
  Prepaid benefit cost......................................  $    --    $    --
  Accrued benefit liability.................................   (2,209)    (3,030)
  Intangible asset..........................................       --        845
  Accumulated other comprehensive income....................       --         --
                                                              -------    -------
  Net amount recognized.....................................  $(2,209)   $(2,185)

WEIGHTED-AVERAGE ASSUMPTIONS:
  Discount rate as of end of year...........................     7.75%      6.75%
  Expected return on plan assets for the year...............     8.00%      8.00%
  Rate of compensation increase as of end of year
    Management employees....................................     6.00%      6.00%
    Nonmanagement employees.................................     5.00%      5.00%

                                                               PENSION BENEFITS
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
COMPONENTS OF NET PERIODIC BENEFIT COST:
  Service cost..............................................  $ 2,567    $   899
  Interest cost.............................................    1,433        558
  Expected return on plan assets............................   (1,551)      (554)
  Amortization of:
    transition obligation/(asset)...........................       --         --
    prior service cost/(credit).............................       51         --
    actuarial loss/(gain)...................................       --         --
  Curtailment loss/(gain)...................................      (65)        --
                                                              -------    -------
  Net periodic benefit cost/(income)........................  $ 2,435    $   903
                                                              =======    =======

    In 1999 La Quinta established the La Quinta Executive Savings Plan (the "ESP"). The ESP is a nonqualified deferred compensation plan covering a select group of management and highly compensated employees of La Quinta. The ESP allows eligible employees to defer receipt of a portion of their compensation by making an election before the compensation is earned. La Quinta matches a portion of such employee contributions which amounted to approximately $75,000 in 1999.

16. INCOME TAXES

    As a REIT, Realty is normally taxed only on undistributed REIT income. During the year ended December 31, 1999, Realty distributed at least 95% of its REIT taxable earnings to its shareholders. However, on February 4, 2000, the IRS released temporary and proposed regulations on the treatment of net built-in gain of C corporation assets that become assets of a REIT in a carryover basis transaction. The regulations generally require the C corporation to recognize gain, and be subject to corporate level tax, as if it had sold all the assets transferred at fair market value. In lieu of this treatment, the regulations permit the REIT to elect to be subject to the rules of Section 1374 of the Internal Revenue Code of 1986, as amended. These rules generally subject the REIT to corporate level tax on built-in gains recognized from the sale of transferred assets within ten years. Realty has determined that the regulations are applicable to assets transferred from Cobblestone and La Quinta, and will elect to be subject to the rules of Section 1374 of the Code for built-in gains recognized within ten years with respect to the built-in gain recognized from the sale of the Cobblestone assets on March 31, 1999. Realty estimates the current federal income tax liability with respect to this gain to be $25,100,000. This estimate is subject to change upon the issuance of final regulations by the IRS.

    Section 382 of the Code restricts a corporation's ability to use its net operating loss ("NOL") carryforwards following certain "ownership changes." Operating determined that such an ownership change occurred and accordingly a portion of the NOL carryforwards available for use in any particular taxable year will be limited. To the extent that Operating does not utilize the full amount of the annual NOL limit, the unused amount may be used to offset taxable income in future years. NOL carryforwards expire 20 years after the year in which they arise (15 years for NOLs arising prior to 1998), and the last of Operating's NOL carryforwards will expire in 2019. A valuation allowance is provided for the full amount of the NOL's as the realization of the tax benefits from such NOLs is not assured.

    Operating recorded a deferred tax asset of $11,156,000 and a deferred tax liability of $5,485,000 (since reduced to $2,821,000) as a result of the La Quinta Merger. A valuation allowance is provided for $11,156,000 of the deferred tax asset, as realization of such asset is not assured.

    Operating has provided a valuation allowance with respect to certain post-La Quinta Merger increases in deferred tax assets as realization of these amounts is not assured.

    Components of deferred income taxes for Operating as of December 31, 1999 and 1998 are as follows:

    Deferred tax assets for continuing operations:

                                                    DECEMBER 31,   DECEMBER 31,
                                                        1999           1998
                                                    ------------   ------------
                                                          (IN THOUSANDS)
Federal net operating loss carryovers.............    $ 18,542       $ 11,099
State net operating loss carryovers...............       2,111          1,488
Self-insurance deductible when paid...............       8,623          8,821
Vacation pay deductible when paid.................       1,417          1,391
Pension plan......................................         259            592
Restructuring accruals deductible when paid.......         185            782
Other.............................................         961            442
Valuation allowance...............................     (28,558)       (20,460)
                                                      --------       --------
  Total deferred tax assets.......................    $  3,540       $  4,155
                                                      --------       --------
Deferred tax liabilities for continuing
  operations:

Amortization of workforce-in-place and reservation
  system..........................................    $  2,821       $  4,650
Depreciation......................................       1,212
                                                      --------       --------
  Total deferred tax liabilities..................    $  4,033       $  4,650
                                                      --------       --------

    A reconciliation of Operating's total income tax provision (benefit) for calendar year 1999, 1998 and the initial period ended December 31, 1997 to the statutory federal corporation income tax rate of 35% and applicable state tax rates as follows:

                                       DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                           1999           1998           1997
                                       ------------   ------------   ------------
                                             (IN THOUSANDS)
Computed "expected" tax provision....    $ (5,124)      $(8,628)       $    --
State tax provision, net of federal
  effect.............................        (623)         (887)
Premerger liabilities................        (956)
Relocation costs.....................      (1,832)

Nondeductible compensation...........                       878
Nondeductible meals and
  entertainment......................         138            79
Nondeductible amortization...........         299           304
Valuation allowance..................       8,098           873
Gain from discontinued operations....                     2,581
                                         --------       -------        -------
Total income tax benefit.............    $     --       $(4,800)       $    --
                                         --------       -------        -------

17. EARNINGS PER SHARE

COMBINED CONSOLIDATED EARNINGS PER SHARE IS COMPUTED AS FOLLOWS:

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999       1998        1997
                                                              --------   ---------   ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Income from continuing operations...........................  $ 59,412   $141,080    $161,962
Preferred stock dividends...................................   (16,283)    (8,444)         --
                                                              --------   --------    --------
Income from continuing operations available to common
  shareholders..............................................  $ 43,129   $132,636    $161,962
                                                              ========   ========    ========

Average outstanding shares of paired common stock...........   142,783    120,515      76,070
Dilutive effect of:
  Contingently issuable shares..............................        91      4,757
  Stock options.............................................        33        236         454
                                                              --------   --------    --------
Dilutive potential paired common stock......................   142,907    125,508      76,524
                                                              ========   ========    ========

Earnings per share:
  Basic.....................................................  $    .30   $   1.10    $   2.13
                                                              ========   ========    ========
  Diluted...................................................  $    .30   $   1.06    $   2.12
                                                              ========   ========    ========

    Options to purchase 4,311,000, 3,471,000 and 27,000 paired common shares at prices ranging from $11.63 to $43.81 were outstanding during the years ended December 31, 1999, 1998 and 1997 respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on dates ranging from October 2001 to July 2009, were still outstanding at December 31, 1999.

    Convertible debentures outstanding for the years ended December 31, 1999, 1998 and 1997 of 6,540,000, 6,579,000 and 9,600,000 paired common shares, respectively, and convertible preferred stock for the year ended December 31, 1999 of 624,000 paired common shares are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

MEDITRUST CORPORATION EARNINGS PER SHARE IS COMPUTED AS FOLLOWS:

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999       1998        1997
                                                              --------   ---------   ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Income from continuing operations...........................  $ 89,914   $160,931    $162,324
Preferred stock dividends...................................   (16,283)    (8,444)         --
                                                              --------   --------    --------
Income from continuing operations available to common
  shareholders..............................................  $ 73,631   $152,487    $162,324
                                                              ========   ========    ========

Average outstanding shares of common stock..................   144,088    121,820      76,274
Dilutive effect of:
  Contingently issuable shares..............................        91      4,757          --
  Stock options.............................................        33        236         733
                                                              --------   --------    --------
Dilutive potential common stock.............................   144,212    126,813      77,007
                                                              ========   ========    ========

Earnings per share:
  Basic.....................................................  $    .51   $   1.25    $   2.13
                                                              ========   ========    ========
  Diluted...................................................  $    .51   $   1.20    $   2.11
                                                              ========   ========    ========

    Options to purchase 3,120,000, 3,471,000 and 27,000 paired common shares at prices ranging from $12.63 to $43.81 were outstanding during the years ended December 31, 1999, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on dates ranging from October 2001 to January 2009, were still outstanding at December 31, 1999.

    Convertible debentures outstanding for the years ended December 31, 1999, 1998 and 1997 of 6,540,000, 6,579,000 and 9,600,000 paired common shares, respectively, and convertible preferred stock for the year ended December 31, 1999 of 624,000 paired common shares are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

MEDITRUST OPERATING COMPANY EARNINGS PER SHARE IS COMPUTED AS FOLLOWS:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Loss from continuing operations.............................  $(30,502)   $(19,851)    $  (362)
Preferred stock dividends...................................        --          --          --
                                                              --------    --------     -------
Loss from continuing operations available to common
  shareholders..............................................  $(30,502)   $(19,851)    $  (362)
                                                              ========    ========     =======

Average outstanding shares of common stock..................   142,783     120,515      82,490
Dilutive effect of:
  Contingently issuable shares..............................        --          --          --
  Stock options.............................................        --          --          --
                                                              --------    --------     -------
Dilutive potential common stock.............................   142,783     120,515      82,490
                                                              ========    ========     =======

Earnings per share:
  Basic.....................................................  $   (.21)   $  (0.16)    $ (0.01)
                                                              ========    ========     =======
  Diluted...................................................  $   (.21)   $  (0.16)    $ (0.01)
                                                              ========    ========     =======

    Options to purchase 1,192,000 and 18,000 paired common shares at prices ranging from $11.63 to $16.06 were outstanding during the years ended
December 31, 1999 and 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater then the average market price of the common shares. The options outstanding at December 1998 expired in December 1999. The options outstanding at December 1999 expire on dates ranging from December 2008 to July 2009.

    Convertible debentures outstanding for the years ended December 31, 1999, 1998 and 1997 of 6,540,000, 6,579,000, and 9,600,000 paired common shares, respectively, and convertible preferred stock for the year ended December 31, 1999 of 624,000 paired common shares are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

    Operating holds common shares of Realty which are unpaired pursuant to a stock option plan approved by the shareholders. The common shares held totaled 1,305,000 as of December 31, 1999. These shares affect the calculations of Realty's net income per common share but are eliminated in the calculation of net income per paired common share for the Companies.

18. TRANSACTIONS BETWEEN REALTY AND OPERATING

    Operating leases hotel facilities from Realty and its subsidiaries. The Participating Hotel Facilities Lease arrangements between Operating and Realty include base and additional rent provisions and require Realty to assume costs attributable to property taxes and insurance.

    Operating has entered into a royalty arrangement with Realty for the use of the La Quinta tradename at a rate of approximately 2.5% of gross revenues, as defined in the agreement.

    Subsequent to the La Quinta Merger, Realty distributed certain assets, including two newly constructed lodging facilities, to Operating with an established value of $33,162,000. Realty and Operating accounted for this transaction as a property distribution and contribution, respectively.

    During 1999 and 1998, Realty and Operating issued shares under the Plans. Amounts due from Realty and Operating in connection with Awards of shares under the Plans are shown as a reduction of shareholders' equity in the accompanying consolidated balance sheets of Realty and Operating, respectively.

    In connection with certain acquisitions, Operating issued shares to Realty and recorded a receivable. Due to the affiliation of Realty and Operating, the receivable from Realty has been classified in Operating's shareholders' equity.

    Operating delivered a note to Realty for $13,128,000 on November 5, 1997. The purpose of the note was to adjust the relative values of Meditrust and Meditrust Acquisition Company in order to ensure that the Santa Anita Merger qualified as a tax free reorganization. This transaction is eliminated in the combined consolidated financial statements. However, due to the affiliation of Realty and Operating, the note has been classified in shareholders' equity in Realty and a note payable has been recorded in Operating. The note is due on November 1, 2009 and bears interest at 6.42%. Interest is payable quarterly in arrears.

    As of December 31, 1998, net liabilities of discontinued operations of Operating include an intercompany payable to Realty of $41,226,000. This intercompany balance bears interest at 6.42%. In addition, there are intercompany balances related to working capital items that are not interest bearing.

    Operating owns 1,305,000 shares of Realty as a result of acquisition activity.

    Realty provides certain services to Operating primarily related to general tax preparation and consulting, legal, accounting, and certain aspects of human resources. In the opinion of management, the costs associated with these services were not material and have been excluded from the financial statements.

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following quarterly financial data summarizes the unaudited quarterly results for the Companies for the years ended December 31, 1999 and 1998.

                                                               QUARTER ENDED 1999
                                               --------------------------------------------------
                                               MARCH 31     JUNE 30    SEPTEMBER 30   DECEMBER 31
                                               ---------   ---------   ------------   -----------
Revenue......................................  $227,304    $239,714      $235,722      $209,241
Income (loss) from continuing operations.....    14,875      47,643        46,659       (49,765)
Discontinued operations......................     4,869          --        16,644         8,900
Net income (loss)............................    19,744      47,643        63,303       (40,865)
Basic earnings per Paired Common Share:
  Income (loss) from continuing operations...       .07         .31           .30          (.38)
  Discontinued operations....................       .04          --           .12           .06
  Net income (loss)..........................       .11         .31           .42          (.32)
Diluted earnings per Paired Common Share:
  Income (loss) from continuing operations...       .07         .31           .30          (.38)
  Discontinued operations....................       .04          --           .12           .06
  Net income (loss)..........................       .11         .31           .42          (.32)

                                                               QUARTER ENDED 1998
                                                -------------------------------------------------
                                                MARCH 31    JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                ---------   --------   ------------   -----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue.......................................  $108,576    $87,629     $ 216,202      $ 226,970
Income (loss) from continuing operations......    44,266     45,893       (18,453)        69,374
Discontinued operations.......................     7,355      2,510      (176,338)      (127,754)
Net income (loss).............................    51,621     48,403      (194,791)       (58,380)
Basic earnings per Paired Common Share:
  Income (loss) from continuing operations....      0.48       0.45          (.16)          0.44
  Discontinued operations.....................      0.08       0.03         (1.26)          (.86)
  Net income (loss)...........................      0.56       0.48         (1.42)          (.42)
Diluted earnings per Paired Common Share:
  Income (loss) from continuing operations....      0.48       0.44          (.16)          0.42
  Discontinued operations.....................      0.08       0.03         (1.26)          (.81)
  Net income (loss)...........................      0.56       0.47         (1.42)          (.39)

20. SEGMENT REPORTING

DESCRIPTION OF THE TYPES OF PRODUCTS AND SERVICES FROM WHICH EACH REPORTABLE
  SEGMENT DERIVES ITS REVENUES

    The Companies have two reportable segments: Healthcare and Lodging. The Healthcare segment generally invests in healthcare related facilities throughout the United States by providing financing to healthcare operators. This financing takes the form of mortgages, development loans, and sale/leaseback transactions. The Lodging segment essentially includes the ownership, development and operation of hotels in the mid-priced segment of the lodging industry under the brand name La Quinta, which is concentrated in the western and southern United States. La Quinta Inns appeal to guests who desire high-quality rooms, convenient locations and attractive prices, but who do not require banquet and convention facilities, in-house restaurants, cocktail lounges or room service. Competitive factors in the industry include reasonableness of room rates, quality of accommodations, service level and convenience of locations.

MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Companies evaluate performance based on contribution from each reportable segment. Contribution is defined by the Companies as income from operations before interest expense, depreciation, amortization, gains and losses on sales of assets, provisions for losses on disposal or impairment of assets, income or loss from unconsolidated entities, income taxes and nonrecurring income and expenses. The measurement of each of these segments is made on a combined basis with revenue from external customers, and excludes lease income between Realty and Operating. The Companies account for Realty and Operating transactions as if the transactions were to third parties, that is, at current market prices.

FACTORS MANAGEMENT USED TO IDENTIFY THE ENTERPRISE'S REPORTABLE SEGMENTS

    The Companies' reportable segments are strategic business segments operating in different industries and offering different products and services. They are managed separately because each business requires different skill levels and marketing strategies. As described in Note 5, the Golf and Horseracing segments have been reported as discontinued operations in the accompanying financial statements.

    The following table presents information used by management by reported segment. The Companies do not allocate interest expense, income taxes or unusual items to segments.

                                            FOR THE YEARS ENDED DECEMBER 31,
                                            ---------------------------------
                                              1999        1998        1997
                                            ---------   ---------   ---------
                                             (IN THOUSANDS, EXCEPT PER SHARE
                                                        AMOUNTS)
Healthcare:
Rental income (a).........................  $ 165,431   $ 191,874   $137,868
Interest income...........................    138,223     153,093    151,170
Rental property operating costs...........     (9,278)     (7,199)      (210)
General and administrative expenses.......    (12,988)    (19,586)   (10,257)
                                            ---------   ---------   --------
Healthcare Contribution...................    281,388     318,182    278,571
                                            ---------   ---------   --------

Lodging:
Room revenue..............................    566,484     241,868         --
Guest services and other..................     35,561      16,555         --
Operating expenses........................   (281,424)   (119,584)        --
Rental property operating costs...........    (27,239)     (8,439)        --
General and administrative expenses.......    (18,833)     (7,512)        --
                                            ---------   ---------   --------
Lodging Contribution......................    274,549     122,888         --
                                            ---------   ---------   --------

Other contribution (b)....................        963
                                            ---------   ---------   --------
Combined Contribution.....................    556,900     441,070    278,571
                                            ---------   ---------   --------

Reconcilation to Combined Consolidated
  Financial Statements:
Interest expense..........................    244,973     178,458     87,412
Depreciation and amortization.............    135,853      87,228     26,838
Amortization of goodwill..................     21,470      13,265      2,349
Loss on sale of securities................         --       4,159         --
Gain on sale of assets....................    (12,042)    (52,642)        --
Income from unconsolidated joint
  venture.................................         --        (906)        10
Other income..............................     (1,750)    (35,987)        --
Other expenses............................    108,984     111,215         --
                                            ---------   ---------   --------
                                              497,488     304,790    116,609
                                            ---------   ---------   --------

                                            FOR THE YEARS ENDED DECEMBER 31,
                                            ---------------------------------
                                              1999        1998        1997
                                            ---------   ---------   ---------
                                             (IN THOUSANDS, EXCEPT PER SHARE
                                                        AMOUNTS)
Income from continuing operations before
  benefit for income taxes................     59,412     136,280    161,962
Income tax benefit........................         --      (4,800)        --
                                            ---------   ---------   --------
Income from continuing operations.........     59,412     141,080    161,962
  Income from discontinued operations.....         --      10,721        450
  Gain (loss) on disposal of discontinued
    operations............................     30,413     (67,913)        --
  Provision for loss on disposition of
    discontinued operations...............         --    (237,035)        --
                                            ---------   ---------   --------
Net income (loss).........................     89,825    (153,147)   162,412
Preferred stock dividends.................    (16,283)     (8,444)        --
                                            ---------   ---------   --------
Net income (loss) available to Paired
  Common Shareholders.....................  $  73,542   $(161,591)  $162,412
                                            =========   =========   ========

------------------------

(a) Revenue from segments below the quantitative thresholds are attributable to two operating segments of the Companies. Those segments include a property management business, which manages medical office buildings not owned by the Healthcare segment, and rents received from restaurant properties leased to third parties included in the Lodging segment. None of those segments have ever met any of the quantitative thresholds for determining reportable segments.

(b) Other contribution includes Telematrix, a provider of telephone software and equipment for the lodging industry. Telematrix was acquired in October 1999, and generated a contribution of $963,000 during the fourth quarter, which was comprised of revenue of $4,532,000, operating expenses of $2,564,000 and general and administrative expenses of $1,005,000. Operations of Telematrix are included in the lodging revenue and expense categories of the combined and consolidated statements since consummation of the acquisition.

    The following table presents assets by reported segment and in the aggregate.

                                                         DECEMBER 31,
                                                -------------------------------
                                                   1999                1998
                                                -----------         -----------
                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                           AMOUNTS)
Healthcare gross real estate investments......  $2,427,604          $2,738,927
Lodging gross real estate investments.........   2,648,408           2,594,956
Accumulated depreciation, valuation allowances
  and provisions..............................    (403,353)           (247,147)
                                                ----------          ----------
Net real estate by reportable segment.........   4,672,659           5,086,736
Other assets:
Cash and cash equivalents.....................       7,220             305,456
Fees, interest and other receivables..........      79,042              54,712
Goodwill, net.................................     480,673             486,051
Net assets of discontinued operations.........          --             305,416
Other assets, net.............................     228,163             221,180
                                                ----------          ----------

Total assets..................................  $5,467,757          $6,459,551
                                                ==========          ==========

    The following table reconciles revenue to the accompanying financial statements.

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                             1999           1998           1997
                                                           ---------      ---------      ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Healthcare:
Rental income............................................  $165,431       $191,874       $137,868
Interest income..........................................   138,223        153,093        151,170
                                                           --------       --------       --------
Total healthcare revenue.................................   303,654        344,967        289,038
Total lodging revenue (a)................................   606,577        258,423             --
Other income.............................................     1,750         35,987             --
                                                           --------       --------       --------

Total revenue............................................  $911,981       $639,377       $289,038
                                                           ========       ========       ========

------------------------

(a) Includes revenue from the acquisition of Telematrix in October 1999 of $4,532,000.

21. CONCENTRATION OF RISK

    As of December 31 1999, healthcare related facilities (the "Healthcare Portfolio") comprised approximately 47.8% of Realty's total real estate investments. A private healthcare company and Sun Healthcare Group, Inc. ("Sun") currently operate approximately 19.4% of the total real estate investments, or 40.5% of the Healthcare Portfolio. Approximately 9.1% of Realty's total real estate investments (and approximately 19.0% of the Healthcare Portfolio) are operated by companies in the assisted living sector of the healthcare industry.

    Realty monitors credit risk for its Healthcare Portfolio by evaluating a combination of publicly available financial information, information provided by the operators themselves and information otherwise available to Realty. The financial condition and ability of these healthcare operators to meet their rental and other obligations will, among other things, have an impact on Realty's revenues, net income (loss), funds available from operations and its ability to make distributions to its shareholders. The operations of the long-term care (skilled nursing) companies have been negatively impacted by changes in Medicare reimbursement rates (PPS), increases in labor costs, increases in their leverage and certain other factors. In addition, any failure by these operators to effectively conduct their operations could have a material adverse effect on their business reputation or on their ability to enlist and maintain patients in their facilities.

    Operators of assisted living facilities are experiencing fill-up periods of a longer duration, and are being impacted by concerns regarding the potential of over-building, increased regulation and the use of certain accounting practices. Accordingly, many of these operators have preannounced anticipated earnings shortfalls and have experienced a significant decline in their stock prices. These factors have had a detrimental impact on the liquidity of some assisted living operators, which has caused their growth plans to decelerate and may have a negative effect on their operating cash flows.

    Citing the effects of changes in government regulation relating to Medicare reimbursement as the precipitating factor, Sun filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 14, 1999. As of December 31, 1999, Realty had a portfolio of 42 properties operated by Sun, which consisted of 38 owned properties with net assets of approximately $309,135,000 and four mortgages with net assets of approximately $30,490,000. During the year ended December 31, 1999, income derived from these properties included rental income of $47,275,000 from owned properties and interest income for the ten months ended October 1999 of $2,926,000 from mortgages.

    Sun has not formally indicated whether it will accept or reject any of Realty's leases. However, Sun has indicated that it will continue to make lease payments to Realty unless and until such leases are rejected. If necessary, Realty has a plan in place to transition and to continue operating any of Sun's properties. Realty has not received interest payments related to the mortgages since November 1, 1999, and accordingly, such mortgages were put on non-accrual status.

    During January and February 2000, two other operators of Realty's long-term care facilities, Integrated Health Services, Inc. ("Integrated") and Mariner Health Group, Inc. ("Mariner"), also filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As of December 31, 1999, Realty had a portfolio of 12 properties operated by Integrated and Mariner, which consisted of 11 owned properties with net assets of approximately $45,627,000 and one mortgage with net assets of approximately $7,029,000. During the year ended December 31, 1999, income derived from these properties included rental income of $9,677,000 from owned properties and interest income of $977,000 from the mortgage.

    Management has proactively initiated various actions to protect its interest under its leases and mortgages including the drawdown of certain escrow accounts. Except for certain owned properties and mortgages held for sale, management does not believe any of its owned real estate or mortgages is impaired at December 31, 1999. However, the ultimate outcome of these bankruptcies is not currently predictable and management is not able to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome. It is possible that an unfavorable outcome could have a material adverse effect on Realty's cash flows, revenues and results of operations in a particular quarter or annual period. However, Realty believes that even if the outcome of these bankruptcies is materially adverse to Realty's cash flows, revenues and results of operations, it should not have a material adverse effect on Realty's financial position.

22. SUBSEQUENT EVENTS

    On January 28, 2000, the Companies' announced that the Boards of Directors had approved a five point plan of reorganization (the "Five Point Plan"), which provided for:

    - An orderly disposition of a significant portion of its healthcare assets;

    - Suspension of Realty's REIT common share dividend;

    - Expectation of the declaration of the minimum dividend required to maintain REIT status in December 2000;

    - Substantial reduction in debt; and

    - Future disciplined investment in the lodging division.

    The Companies also announced that consistent with the adoption of the plan to reduce its emphasis on the healthcare division, David F. Benson would be leaving as Chief Executive Officer, President, and Treasurer of Meditrust Corporation. Mr. Benson will continue to assist the Companies on a consulting basis as the Companies move forward to implement the Five Point Plan. Realty also entered into a separation and consulting agreement with Mr. Benson, pursuant to which Realty will make a cash payment of approximately $9,500,000 (including prepaid consulting fees), convert 155,000 restricted paired common shares into unrestricted paired common shares and continue certain medical, dental and other benefits. William G. Byrnes, a member of the Board of Directors of Operating will act as Chief Executive Officer of Realty.

    In January 2000, the Companies sold Paramount Real Estate Services, Inc., its medical office building management company, as well as the majority of its medical office building portfolio. Total consideration of $204,000,000 included $144,000,000 in cash, $8,000,000 of assumed debt and $52,000,000 of subordinated indebtedness due January 2005 bearing interest at 9%. The transaction involved the sale of the medical office building management company, twenty-three medical office buildings and three medical office building mortgage loans.

    Also in January 2000, the Companies sold 12 assisted living facilities for $28,000,000 and received a partial repayment of one mortgage loan for $4,000,000.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Boards of Directors of Meditrust Corporation and Meditrust Operating Company:

    In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of The Meditrust Companies, Meditrust Corporation, and Meditrust Operating Company (collectively the "Companies") at December 31, 1999 and 1998, and the results of The Meditrust Companies and Meditrust Corporation's operations and their cash flows for each of the three years in the period ended December 31, 1999, and the results of Meditrust Operating Company's operations and its cash flows for the two years ended December 31, 1999 and the initial period ended December 31, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Companies' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

February 2, 2000.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Shareholders and Boards of Directors of Meditrust Corporation and Meditrust Operating Company:

    Our audits of the financial statements referred to in our report dated February 2, 2000 appearing in this Joint Annual Report on Form 10-K of Meditrust Corporation and Meditrust Operating Company also included an audit of the financial statement schedules listed in Item 14(a) (2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

February 2, 2000

                             MEDITRUST CORPORATION
                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                         ADDITIONS
                                        CHARGED AS      ADDITIONS &
                                          REVENUE       ADJUSTMENTS
                         BALANCE AT    REDUCTIONS OR      CHARGED                             BALANCE AT
                        BEGINNING OF     COSTS AND     TO/FROM OTHER                            END OF
DESCRIPTION                PERIOD        EXPENSES        ACCOUNTS           DEDUCTIONS          PERIOD
-----------             ------------   -------------   -------------       ------------       ----------
Valuation allowance
  included in Fees,
  Interest, and Other
  Receivables and
  Other Assets for the
  year ended December
  31:
1997..................   $1,157,195     $ 7,779,772     $ 8,054,572(A)     $ (8,000,000)(B)   $8,991,539
1998..................   $8,991,539     $15,731,584     $(2,955,000)(C)    $(19,827,192)(D)   $1,940,931
1999..................   $1,940,931     $ 6,153,936              --                  --       $8,094,867

------------------------

(A) Reclassified from valuation allowance included in Accrued Expenses and Other Liabilities.

(B) Relates to receivables and working capital loans charged off.

(C) Reclassified to Loan Valuation allowance.

(D) Includes $21,936,412 related to receivables and working capital loans charged off net of $2,109,220 of valuation allowance balances acquired in the La Quinta Merger.

                                                ADDITIONS
                                  BALANCE AT    CHARGED TO     ADDITIONS                    BALANCE AT
                                 BEGINNING OF   COSTS AND      CHARGED TO                     END OF
DESCRIPTION                         PERIOD       EXPENSES    OTHER ACCOUNTS   DEDUCTIONS      PERIOD
-----------                      ------------   ----------   --------------   -----------   ----------
Valuation allowance included in
  Accrued Expenses and Other
  Liabilities for the year
  ended December 31:
1997...........................   $8,054,572        --              --        $(8,054,572)(A)    $ --
1998...........................   $       --        --              --        $        --      $ --
1999...........................   $       --        --              --        $        --      $ --

------------------------

(A) Includes $8,054,572 reclassified as a reduction to Other Assets.

                             MEDITRUST CORPORATION

                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999

                                                                COSTS
                                            BUILDING &       CAPITALIZED          TOTAL
                              ENCUM-       IMPROVEMENTS     SUBSEQUENT TO      BUILDING &
                             BRANCES      AT ACQUISITION     ACQUISITIONS     IMPROVEMENTS        LAND(1)         TOTAL(4)
                           ------------   ---------------   --------------   ---------------   -------------   ---------------
ALCOHOL AND SUBSTANCE
  ABUSE TREATMENT CENTERS
  AND PSYCHIATRIC
  FACILITIES
Hollywood, CA............                 $     4,035,000                    $     4,035,000   $   1,715,000   $     5,750,000(5)

ACUTE CARE HOSPITAL
Phoenix, AZ..............                      63,960,000                         63,960,000       1,690,000        65,650,000

ASSISTED LIVING
Blytheville, AR..........                       3,756,249                          3,756,249         130,000         3,886,249(6)
Pocahontas, AR...........                       3,701,500                          3,701,500          50,000         3,751,500(6)
Flagstaff, AZ............                       3,725,000                          3,725,000         550,000         4,275,000
Folsom, CA...............                       9,280,000                          9,280,000         620,000         9,900,000
Palm Desert, CA..........                       5,415,920                          5,415,920         784,080         6,200,000
Deland, FL...............                       2,615,000                          2,615,000         275,000         2,890,000
Fort Meyers, FL..........                       3,252,481                          3,252,481         513,000         3,765,481
Jacksonville, FL.........                       3,348,171                          3,348,171         380,000         3,728,171
Leesburg, FL.............                       2,420,000                          2,420,000         180,000         2,600,000
Ocala, FL................                       2,555,000                          2,555,000         175,000         2,730,000
Ormond Beach, FL.........                       2,580,000                          2,580,000         310,000         2,890,000
Port Orange, FL..........                       2,435,000                          2,435,000         295,000         2,730,000
Port Richey, FL..........                       4,602,955                          4,602,955       1,322,045         5,925,000
Stuart, FL...............                       2,380,000                          2,380,000         270,000         2,650,000
Tampa, FL................                       3,366,481                          3,366,481         399,000         3,765,481
Tequesta, FL.............                       2,420,000                          2,420,000         380,000         2,800,000
Tequesta, FL.............                       2,649,586                          2,649,586              --         2,649,586
West Melbourne, FL.......                       2,460,000                          2,460,000         240,000         2,700,000
West Melbourne, FL.......                       2,751,181                          2,751,181              --         2,751,181
Abilene, KS..............                       1,720,000                          1,720,000         120,000         1,840,000
4 facilities in KS, 1
  facility in OK.........                       6,762,000                          6,762,000         748,000         7,510,000
Davison, MI..............                       1,336,648                          1,336,648          89,000         1,425,648
Delta, MI................                       3,520,133                          3,520,133         494,000         4,014,133
Delta, MI................                       1,337,736                          1,337,736         260,000         1,597,736
Farmington Hills, MI.....                       3,205,250                          3,205,250         215,600         3,420,850
Farmington Hills, MI.....                       3,504,592                          3,504,592         246,400         3,750,992
2 facilities in Holly,
  MI.....................                      13,154,821                         13,154,821              --        13,154,821
Lansing (Haslett), MI....                       6,518,771                          6,518,771         436,000         6,954,771
Sterling Heights, MI.....                       8,920,000                          8,920,000         460,000         9,380,000
2 facilities in Troy,
  MI.....................                      13,355,257                         13,355,257              --        13,355,257
Utica, MI................                       3,077,414                          3,077,414         277,200         3,354,614
Faribault, MN............                       1,125,390                          1,125,390          60,000         1,185,390
Mankato, MN..............                       1,198,173                          1,198,173          86,000         1,284,173
Sauk Rapids, MN..........                         905,825                            905,825          82,000           987,825
Willmar, MN..............                       1,123,390                          1,123,390          62,000         1,185,390
Winona, MN...............                       1,200,173                          1,200,173          84,000         1,284,173
Charlotte, NC............                       4,546,973                          4,546,973         624,000         5,170,973
Charlotte, NC............                       6,515,381                          6,515,381         504,000         7,019,381
Greensboro, NC...........                       3,553,509                          3,553,509         304,000         3,857,509
Greensboro, NC...........                       6,321,281                          6,321,281         576,000         6,897,281
Manlius, NY..............  $    936,598         8,610,000                          8,610,000         510,000         9,120,000
Barberton, OH............                       2,160,000                          2,160,000         240,000         2,400,000
Colerain Township, OH....                       6,872,605                          6,872,605         604,395         7,477,000
Englewood, OH............                       2,100,000                          2,100,000         240,000         2,340,000
Lima, OH.................                       3,716,373                          3,716,373         277,000         3,993,373(6)
Marion, OH...............                       2,515,000                          2,515,000         270,000         2,785,000
Xenia, OH................                       7,283,245                          7,283,245         382,000         7,665,245(6)
Bartlesville, OK.........                       1,800,000                          1,800,000         110,000         1,910,000


                            ACCUMULATED      CONST.      DATE
                           DEPREC.(3)(4)      DATE     ACQUIRED
                           --------------   --------   ---------
ALCOHOL AND SUBSTANCE
  ABUSE TREATMENT CENTERS
  AND PSYCHIATRIC
  FACILITIES
Hollywood, CA............  $   1,374,104       1957       5/88
ACUTE CARE HOSPITAL
Phoenix, AZ..............      7,861,750       1954       2/95
ASSISTED LIVING
Blytheville, AR..........        179,998       1996       4/96
Pocahontas, AR...........        177,375       1996      11/96
Flagstaff, AZ............        195,942       1996       9/96
Folsom, CA...............        486,555       1997       1/98
Palm Desert, CA..........        430,031       1996       2/87
Deland, FL...............        152,544       1996       9/97
Fort Meyers, FL..........        250,712       1996       3/96
Jacksonville, FL.........        194,438       1996      11/97
Leesburg, FL.............        171,428       1996       3/97
Ocala, FL................        182,628       1996       6/97
Ormond Beach, FL.........        153,316       1996      10/97
Port Orange, FL..........        174,878       1996       6/97
Port Richey, FL..........        367,512       1996       2/97
Stuart, FL...............        178,488       1996       6/96
Tampa, FL................        259,518       1997      12/96
Tequesta, FL.............        184,471       1998      12/97
Tequesta, FL.............        164,951       1998      12/97
West Melbourne, FL.......        191,755       1998      10/97
West Melbourne, FL.......        111,401       1998      10/97
Abilene, KS..............        148,153       1996       6/97
4 facilities in KS, 1
  facility in OK.........        648,047       1993       3/96
Davison, MI..............         50,130       1998       7/98
Delta, MI................        132,011       1998       7/98
Delta, MI................         50,166       1998       7/98
Farmington Hills, MI.....        247,086       1995      12/96
Farmington Hills, MI.....        270,137       1995      12/96
2 facilities in Holly,
  MI.....................        438,496       1998       7/98
Lansing (Haslett), MI....        377,519       1997      11/97
Sterling Heights, MI.....        701,503       1996       2/87
2 facilities in Troy,
  MI.....................        445,182       1998       7/98
Utica, MI................        237,207       1995      12/96
Faribault, MN............         65,132       1997      11/97
Mankato, MN..............         69,405       1997      11/97
Sauk Rapids, MN..........         52,530       1997      11/97
Willmar, MN..............         65,002       1997      11/97
Winona, MN...............         69,509       1997      11/97
Charlotte, NC............        264,459       1997      11/97
Charlotte, NC............        377,567       1997      11/97
Greensboro, NC...........        206,021       1997      11/97
Greensboro, NC...........        366,608       1997      11/97
Manlius, NY..............        609,894       1994       5/97
Barberton, OH............         99,000       1997       3/98
Colerain Township, OH....        542,643       1996       2/87
Englewood, OH............        100,625       1998       2/98
Lima, OH.................        154,040       1997      10/97
Marion, OH...............        104,797       1998       5/98
Xenia, OH................        245,166       1997      10/97
Bartlesville, OK.........         97,500       1997      11/97

                             MEDITRUST CORPORATION

                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999

                                                                COSTS
                                            BUILDING &       CAPITALIZED          TOTAL
                              ENCUM-       IMPROVEMENTS     SUBSEQUENT TO      BUILDING &
                             BRANCES      AT ACQUISITION     ACQUISITIONS     IMPROVEMENTS        LAND(1)         TOTAL(4)
                           ------------   ---------------   --------------   ---------------   -------------   ---------------
Beaver Falls, PA.........                       4,283,345                          4,283,345         330,000         4,613,345(6)
Dillsburg, PA............                       4,082,975                          4,082,975         330,000         4,412,975(6)
Lewisburg, PA............                       2,753,367                          2,753,367         175,000         2,928,367(6)
Yardley, PA..............                       4,494,920                          4,494,920         504,000         4,998,920
Charleston, SC...........                       3,676,366                          3,676,366         399,000         4,075,366
(Irmo) Columbia, SC......                       3,562,784                          3,562,784         231,800         3,794,584
Hendersonville, TN.......                       4,195,321                          4,195,321              --         4,195,321(6)
Kingsport, TN............                       3,625,861                          3,625,861              --         3,625,861(6)
Knoxville, TN............                       6,501,258                          6,501,258              --         6,501,258(6)
Abilene, TX..............                       2,134,231                          2,134,231         150,000         2,284,231
Big Springs, TX..........                       2,037,899                          2,037,899          10,000         2,047,899
2 facilities in TX                              4,257,036                          4,257,036         222,000         4,479,036
Kerrville, TX............                       1,766,000                          1,766,000         195,000         1,961,000
Lancaster, TX............                       1,500,000                          1,500,000         175,000         1,675,000
3 facilities in, TX......                       5,456,834                          5,456,834         240,000         5,696,834
3 facilities in, TX......                       4,968,892                          4,968,892         230,000         5,198,892
San Antonio, TX..........                       2,450,000                          2,450,000         250,000         2,700,000
6 facilities in TX                             11,155,104                         11,155,104         625,000        11,780,104
Temple, TX...............                       1,900,000                          1,900,000         250,000         2,150,000
Chesterfield, VA.........                       4,659,767                          4,659,767              --         4,659,767(6)
Stafford, VA.............                       3,135,835                          3,135,835         470,000         3,605,835(6)
Brown Deer, WI...........                         635,266                            635,266          72,000           707,266
Eau Claire, WI...........                       1,208,173                          1,208,173          76,000         1,284,173
Kenosha, WI..............                       1,299,524                          1,299,524         100,000         1,399,524
Manitowoc, WI............                       1,016,608                          1,016,608          70,000         1,086,608
Medford, WI..............                         860,802                            860,802          70,000           930,802
Menomonie, WI............                         912,000                            912,000          57,000           969,000
Middleton, WI............                       1,405,738                          1,405,738          76,000         1,481,738
Neenah, WI...............                       1,312,955                          1,312,955          70,000         1,382,955
New Richmond, WI.........                         696,000                            696,000          54,000           750,000
Onalaska, WI.............                       1,205,931                          1,205,931          84,000         1,289,931
Oshkosh, WI..............                       1,016,608                          1,016,608          70,000         1,086,608
Plover, WI...............                       2,093,924                          2,093,924         140,000         2,233,924
Plymouth, WI.............                         706,000                            706,000          54,000           760,000
Sun Prairie, WI..........                       1,113,390                          1,113,390          72,000         1,185,390
Sussex, WI...............                         874,824                            874,824          86,000           960,824
Wausau, WI...............                       1,535,443                          1,535,443         140,000         1,675,443
Wisconsin Rapids, WI.....                         956,000                            956,000          64,000         1,020,000
Wisconsin Rapids, WI.....                       1,233,123                          1,233,123          70,000         1,303,123

LONG TERM CARE
Alabaster, AL............                       7,609,000                          7,609,000         150,000         7,759,000
Benton, AR...............                       8,257,410                          8,257,410         135,000         8,392,410
Fresno, CA...............     7,304,837        14,469,580                         14,469,580       2,088,920        16,558,500
Kentfield, CA............                       9,650,000                          9,650,000         350,000        10,000,000
Cheshire, CT.............                       6,770,000                          6,770,000         455,000         7,225,000
Danbury, CT..............                       5,295,000                          5,295,000         305,000         5,600,000
Darien, CT...............                       4,202,477                          4,202,477          45,000         4,247,477
Milford, CT..............                       8,484,848                          8,484,848       1,515,152        10,000,000
Milford, CT..............                       3,224,151                          3,224,151       1,020,000         4,244,151
Newington, CT............                       8,970,000                          8,970,000         430,000         9,400,000
Southbury, CT............                       4,719,842                          4,719,842         818,748         5,538,590
Southfield, CT...........                       7,750,000                          7,750,000         750,000         8,500,000
Westport, CT.............                       4,970,000                          4,970,000         400,000         5,370,000
Wethersfield, CT.........                      19,083,219                         19,083,219              --        19,083,219
Bradenton, FL............     3,205,000         9,900,000                          9,900,000       4,100,000        14,000,000
Naples, FL...............                       6,528,616                          6,528,616          26,775         6,555,391
Palm Beach, FL...........                      12,300,000                         12,300,000       2,700,000        15,000,000
Sarasota, FL.............                       4,447,012                          4,447,012       1,060,800         5,507,812


                            ACCUMULATED      CONST.      DATE
                           DEPREC.(3)(4)      DATE     ACQUIRED
                           --------------   --------   ---------
Beaver Falls, PA.........        150,468       1998       2/98
Dillsburg, PA............        194,341       1998       2/98
Lewisburg, PA............         85,424       1998       2/98
Yardley, PA..............        346,468       1996      12/96
Charleston, SC...........        213,442       1997      11/97
(Irmo) Columbia, SC......        206,319       1997      11/97
Hendersonville, TN.......         90,453       1998       7/98
Kingsport, TN............         87,519       1998       7/98
Knoxville, TN............         85,504       1998       7/98
Abilene, TX..............        137,826       1996       6/96
Big Springs, TX..........        131,626       1996       6/97
2 facilities in TX               278,705       1996       6/97
Kerrville, TX............        117,728       1996       5/97
Lancaster, TX............         84,379       1996      10/97
3 facilities in, TX......        352,408       1996       6/97
3 facilities in, TX......        414,080       1996       9/96
San Antonio, TX..........        158,224       1997       6/97
6 facilities in TX             1,022,560       1996       5/96
Temple, TX...............        165,870       1996       3/97
Chesterfield, VA.........         80,751       1998       7/98
Stafford, VA.............        124,127       1970       6/98
Brown Deer, WI...........         48,988       1995      12/96
Eau Claire, WI...........         69,951       1996      11/97
Kenosha, WI..............         48,728       1998       7/98
Manitowoc, WI............         58,883       1996      11/97
Medford, WI..............         50,846       1996      11/97
Menomonie, WI............         58,900       1996      11/97
Middleton, WI............         81,356       1996      11/97
Neenah, WI...............         75,965       1996      11/97
New Richmond, WI.........         44,950       1996      11/97
Onalaska, WI.............         92,944       1995      12/96
Oshkosh, WI..............         58,883       1996      11/97
Plover, WI...............        123,560       1996      11/97
Plymouth, WI.............         45,601       1996      11/97
Sun Prairie, WI..........         64,482       1996      11/97
Sussex, WI...............         67,451       1995      12/96
Wausau, WI...............         90,785       1996      11/97
Wisconsin Rapids, WI.....         67,672       1996      11/97
Wisconsin Rapids, WI.....         66,794       1997       6/97
LONG TERM CARE
Alabaster, AL............      2,160,547       1971       8/87
Benton, AR...............      1,386,903       1975       6/94
Fresno, CA...............      3,274,163       1991       3/91
Kentfield, CA............      2,834,666       1963       3/88
Cheshire, CT.............      2,404,740       1975      10/85
Danbury, CT..............      1,880,793       1976      10/85
Darien, CT...............        595,340       1975       6/94
Milford, CT..............      1,380,031       1971       6/94
Milford, CT..............        450,039       1992       6/94
Newington, CT............      3,186,209       1978      10/85
Southbury, CT............        741,505       1975       6/94
Southfield, CT...........      1,194,802       1984       8/92
Westport, CT.............      1,765,362       1965      10/85
Wethersfield, CT.........      4,980,647       1965       8/86
Bradenton, FL............      2,991,197       1985      12/87
Naples, FL...............        889,664       1969       1/96
Palm Beach, FL...........      3,384,724       1996       4/96
Sarasota, FL.............        444,720       1982       1/96

                             MEDITRUST CORPORATION

                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999

                                                                COSTS
                                            BUILDING &       CAPITALIZED          TOTAL
                              ENCUM-       IMPROVEMENTS     SUBSEQUENT TO      BUILDING &
                             BRANCES      AT ACQUISITION     ACQUISITIONS     IMPROVEMENTS        LAND(1)         TOTAL(4)
                           ------------   ---------------   --------------   ---------------   -------------   ---------------
Venice, FL...............                       8,592,203                          8,592,203         128,500         8,720,703
Indianapolis, IN.........                       2,455,612                          2,455,612         114,700         2,570,312
New Haven, IN............                       4,628,541                          4,628,541         128,100         4,756,641
Bowling Green, KY........                       9,091,205                          9,091,205         908,795        10,000,000
Beverly, MA..............                       6,300,000                          6,300,000         645,000         6,945,000
Concord, MA..............                       8,762,000                          8,762,000       3,538,000        12,300,000
East Longmeadow, MA......                      15,995,928                         15,995,928         400,000        16,395,928
Holyoke, MA..............                      12,664,918                         12,664,918         121,600        12,786,518
Lexington, MA............                      11,210,000                         11,210,000         590,000        11,800,000
Lowell, MA...............                      10,492,351                         10,492,351         500,000        10,992,351
Lynn, MA.................                      14,163,515                         14,163,515       1,206,734        15,370,249
Millbury, MA.............                      10,233,000                         10,233,000         467,000        10,700,000
New Bedford, MA..........                       7,492,000                          7,492,000       1,008,000         8,500,000
New Bedford, MA..........                       9,773,373                          9,773,373       1,085,930        10,859,303
Newton, MA...............                      12,430,000                         12,430,000         630,000        13,060,000
North Hampton, MA........                       2,709,612                          2,709,612         187,500         2,897,112
Peabody, MA..............                       7,245,315                          7,245,315         805,035         8,050,350
Randolph, MA.............                       9,014,760                          9,014,760       1,001,640        10,016,400
Weymouth, MA.............                      10,719,932                         10,719,932         850,000        11,569,932
Wilmington, MA...........                       6,689,925                          6,689,925         743,325         7,433,250
Montgomery Village, MD...                      16,888,000                         16,888,000       1,300,000        18,188,000
Battle Creek, MI.........                       7,674,443                          7,674,443         146,970         7,821,413(6)
Grand Blanc, MI..........                       7,363,800                          7,363,800         120,000         7,483,800
Kansas City, MO..........                       8,559,900                          8,559,900         238,000         8,797,900
Bedford, NH..............     7,247,242        12,691,500                         12,691,500         808,500        13,500,000
Effingham Falls, NH......                      11,984,845                         11,984,845       1,478,800        13,463,645
Keene, NH................                       3,688,917                          3,688,917          87,000         3,775,917
Milford, NH..............                       3,195,288                          3,195,288          52,000         3,247,288
Milford, NH..............                       4,222,545                          4,222,545          82,000         4,304,545
Peterborough, NH.........                       4,779,992                          4,779,992         128,700         4,908,692
Winchester, NH...........                       3,363,325                          3,363,325          35,000         3,398,325
Bound Brook, NJ..........                       1,624,000                          1,624,000       1,176,000         2,800,000
Bridgewater, NJ..........                      12,678,944                         12,678,944       1,193,400        13,872,344
Camden, NJ...............                       8,334,780                          8,334,780         450,250         8,785,030
Marlton, NJ..............                      14,060,000                         14,060,000         240,000        14,300,000
New Milford, NJ..........                      11,110,000                         11,110,000       1,090,000        12,200,000
Oradell, NJ..............                      14,986,000                         14,986,000       1,714,000        16,700,000
Cortland, NY.............                      27,812,817                         27,812,817         263,000        28,075,817(6)
Niskayuna, NY............                      10,542,539                         10,542,539         292,000        10,834,539(6)
Rensselaer, NY...........                       1,269,059                          1,269,059         130,941         1,400,000(6)
Troy, NY.................                      10,459,237                         10,459,237          56,100        10,515,337(6)
Bellbrook, OH............                       2,787,134                          2,787,134         212,000         2,999,134
Huber Heights, OH........                       3,593,360                          3,593,360         174,000         3,767,360
Medina, OH...............                      12,367,785                         12,367,785         232,000        12,599,785
New London, OH...........                       2,110,837                          2,110,837          22,600         2,133,437
Swanton, OH..............                       5,500,000                          5,500,000         350,000         5,850,000
Troy, OH.................                       6,206,197                          6,206,197         210,600         6,416,797
West Carrolton, OH.......                       3,483,669                          3,483,669         216,400         3,700,069
Erie, PA.................                       5,128,000                          5,128,000         335,000         5,463,000
Greensburg, PA...........                       5,544,012                          5,544,012         525,000         6,069,012
MountlakeTerrace, WA.....                       4,831,020                          4,831,020       1,029,980         5,861,000
Waterford, WI............                      13,608,228                         13,608,228         280,000        13,888,228(5)
4 facilities in WV.......                      16,299,400                         16,299,400         900,600        17,200,000

MEDICAL OFFICE BUILDINGS
Tempe, AZ................                       8,250,852                          8,250,852         555,000         8,805,852(6)
Arcadia, CA..............     7,098,864        10,813,693                         10,813,693       3,500,000        14,313,693(6)
Lakewood, CA.............                       8,317,585                          8,317,585              --         8,317,585(6)
Los Gatos, CA............                      13,453,194                         13,453,194              --        13,453,194(6)


                            ACCUMULATED      CONST.      DATE
                           DEPREC.(3)(4)      DATE     ACQUIRED
                           --------------   --------   ---------
Venice, FL...............        859,200       1985       1/96
Indianapolis, IN.........        245,568       1973       1/96
New Haven, IN............        459,276       1982       1/96
Bowling Green, KY........      1,386,348       1992       6/94
Beverly, MA..............      2,237,815       1972      10/85
Concord, MA..............        930,955       1995      11/95
East Longmeadow, MA......      4,246,968       1986       9/87
Holyoke, MA..............      2,302,813       1973       9/92
Lexington, MA............      3,739,853       1965       8/86
Lowell, MA...............      1,907,188       1975       9/92
Lynn, MA.................      2,393,175       1960       4/93
Millbury, MA.............        615,660       1996       6/97
New Bedford, MA..........        796,008       1995      11/95
New Bedford, MA..........      1,490,689       1995      11/95
Newton, MA...............      4,415,263       1977      10/85
North Hampton, MA........        383,860       1974       6/94
Peabody, MA..............      2,479,809       1987      10/90
Randolph, MA.............      2,084,691       1987      10/90
Weymouth, MA.............      1,496,311       1994       6/94
Wilmington, MA...........      2,320,458       1987      10/90
Montgomery Village, MD...      1,794,335       1994      11/95
Battle Creek, MI.........      1,290,826       1983       4/93
Grand Blanc, MI..........      2,083,340       1970       5/88
Kansas City, MO..........      2,514,454       1965       3/88
Bedford, NH..............      1,279,990       1920       6/94
Effingham Falls, NH......      1,976,816       1985       4/93
Keene, NH................        368,880       1965       1/96
Milford, NH..............        319,536       1900       1/96
Milford, NH..............        422,256       1972       1/96
Peterborough, NH.........        714,069       1976       1/96
Winchester, NH...........        336,336       1987       1/96
Bound Brook, NJ..........        527,751       1963      12/86
Bridgewater, NJ..........      1,245,355       1971       1/96
Camden, NJ...............      2,708,778       1984      12/86
Marlton, NJ..............      1,493,892       1995      11/95
New Milford, NJ..........      3,333,023       1971      12/87
Oradell, NJ..............      1,592,271       1995      11/95
Cortland, NY.............      4,086,628       1971       8/93
Niskayuna, NY............      1,659,753       1976       3/93
Rensselaer, NY...........        163,352       1975      11/94
Troy, NY.................      1,542,995       1972       8/93
Bellbrook, OH............        642,765       1981      12/90
Huber Heights, OH........        827,659       1984      12/90
Medina, OH...............      3,157,357       1954       4/88
New London, OH...........        486,955       1985      12/90
Swanton, OH..............        690,751       1950       4/95
Troy, OH.................        599,066       1970       1/96
West Carrolton, OH.......        803,193       1983      12/90
Erie, PA.................      1,525,236       1977      12/87
Greensburg, PA...........      1,141,071       1991       6/90
MountlakeTerrace, WA.....        678,018       1987       5/93
Waterford, WI............      2,266,908       1968       4/93
4 facilities in WV.......      1,665,773       1987      12/95
MEDICAL OFFICE BUILDINGS
Tempe, AZ................        572,188       1997       1/98
Arcadia, CA..............        577,412       1997      11/97
Lakewood, CA.............        656,881       1997       1/98
Los Gatos, CA............      1,025,250       1997       1/98

                             MEDITRUST CORPORATION

                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999

                                                                COSTS
                                            BUILDING &       CAPITALIZED          TOTAL
                              ENCUM-       IMPROVEMENTS     SUBSEQUENT TO      BUILDING &
                             BRANCES      AT ACQUISITION     ACQUISITIONS     IMPROVEMENTS        LAND(1)         TOTAL(4)
                           ------------   ---------------   --------------   ---------------   -------------   ---------------
Boca Raton, FL...........                      18,113,689                         18,113,689              --        18,113,689(6)
Boca Raton, FL...........                       8,847,282                          8,847,282       3,900,000        12,747,282(6)
Boynton Beach, FL........                       4,900,274                          4,900,274              --         4,900,274(6)
Boynton Beach, FL........                       4,414,510                          4,414,510         455,000         4,869,510(6)
Delray Beach, FL.........                      19,653,421                         19,653,421              --        19,653,421(6)
Hollywood, FL............                       8,289,107                          8,289,107              --         8,289,107(6)
Jupiter, FL..............                       4,480,033                          4,480,033         695,000         5,175,033(6)
Loxahatchee, FL..........     2,563,876         3,556,503                          3,556,503         880,000         4,436,503(6)
Loxahatchee, FL..........     2,365,600         2,799,640                          2,799,640         560,000         3,359,640(6)
Loxahatchee, FL..........     2,731,681         3,607,378                          3,607,378              --         3,607,378(6)
Palm Bay, FL.............                       3,115,229                          3,115,229         390,000         3,505,229(6)
Palm Beach, FL...........                      43,803,793                         43,803,793              --        43,803,793
Palm Spring, FL..........                       3,108,793                          3,108,793         390,000         3,498,793(6)
Plantation, FL...........     7,837,387         8,238,623                          8,238,623       1,090,000         9,328,623(6)
Plantation, FL...........                      11,762,977                         11,762,977       1,100,000        12,862,977(6)
West Palm Beach, FL......                       7,318,439                          7,318,439         820,000         8,138,439(6)
Concord, MA..............                       1,850,000                          1,850,000              --         1,850,000
Voorhees, NJ.............                      20,436,273                         20,436,273       4,750,000        25,186,273(6)
Dallas, TX...............                      16,305,418                         16,305,418         220,000        16,525,418(6)
Edinburg, TX.............                      10,788,525                         10,788,525          95,000        10,883,525(6)
El Paso, TX..............                      16,804,249                         16,804,249              --        16,804,249(6)
Victoria, TX.............                      10,282,627                         10,282,627              --        10,282,627

LAND
Temecula, CA.............       480,000                                                              330,000           330,000(5)
                           ------------   ---------------   -------------    ---------------   -------------   ---------------
SUBTOTAL.................    41,771,085     1,243,706,593              --      1,243,706,593      91,562,615     1,335,269,208
                           ------------   ---------------   -------------    ---------------   -------------   ---------------

HOTELS
Unallocated Dev & Const.
Costs....................                      23,490,528     (23,490,528)                --              --                --
Birmingham, AL...........                       4,139,503         116,891          4,256,394         728,062         4,984,456
Birmingham, AL...........                       8,568,797          23,377          8,592,174       1,512,123        10,104,297
Birmingham, AL...........                       7,891,894          21,156          7,913,050       1,367,572         9,280,623
Huntsville, AL...........                       7,117,420          83,111          7,200,531       1,253,577         8,454,108
Huntsville, AL...........                       6,906,010          55,662          6,961,672       1,216,269         8,177,941
Mobile, AL...............                       5,075,001         191,100          5,266,102         893,150         6,159,252
Montgomery, AL...........                       8,236,093          97,953          8,334,046       1,450,990         9,785,036
Tuscaloosa, AL...........                       3,472,470          68,601          3,541,071         610,351         4,151,422
Little Rock, AR..........                       4,850,805          41,537          4,892,342         853,586         5,745,928
Little Rock, AR..........                       3,116,595         204,680          3,321,275         547,549         3,868,824
Little Rock, AR..........                       7,403,968          95,496          7,499,465       1,303,986         8,803,451
Little Rock, AR..........                       3,824,783          69,982          3,894,765         672,523         4,567,288
North Little Rock, AR....                       6,605,396          56,390          6,661,787       1,163,220         7,825,007
Chandler, AZ.............                       6,076,813         693,732          6,770,545         953,474         7,724,019
Flagstaff, AZ............                       6,570,932          15,049          6,585,981       1,159,576         7,745,557
Mesa, AZ.................                       7,370,306         172,631          7,542,937       1,327,392         8,870,329
Peoria, AZ...............                       6,013,092         191,014          6,204,106         963,994         7,168,100
Phoenix, AZ..............                       8,894,259          53,327          8,947,586       1,567,137        10,514,723
Phoenix, AZ..............                       7,884,309         660,512          8,544,821       1,388,910         9,933,731
Phoenix, AZ..............                       7,036,272         115,686          7,151,958         821,636         7,973,594
Scottsdale, AZ...........                      12,352,538          32,410         12,384,948       2,179,860        14,564,808
Tempe, AZ................                      12,584,021          44,465         12,628,486       2,218,271        14,846,757
Tucson, AZ...............                       8,901,960         100,867          9,002,827       1,568,496        10,571,323
Tucson, AZ...............                       7,789,754         109,905          7,899,660       1,372,224         9,271,884
Tucson, AZ...............                       6,811,360          13,995          6,825,355       1,202,005         8,027,360
Bakersfield, CA..........                       5,756,768          64,512          5,821,280       1,013,462         6,834,742
Chula Vista, CA..........                      14,703,759         102,131         14,805,890       2,592,343        17,398,233
Costa Mesa, CA...........                       7,592,769         122,777          7,715,546       1,337,462         9,053,008
Fremont, CA..............                       4,495,925       6,846,815         11,342,740       2,486,143        13,828,883


                            ACCUMULATED      CONST.      DATE
                           DEPREC.(3)(4)      DATE     ACQUIRED
                           --------------   --------   ---------
Boca Raton, FL...........      1,326,575       1985       1/98
Boca Raton, FL...........        274,692       1997      10/98
Boynton Beach, FL........        301,878       1997       1/98
Boynton Beach, FL........        362,524       1997       1/98
Delray Beach, FL.........      1,560,107       1997       1/98
Hollywood, FL............        635,784       1997       1/98
Jupiter, FL..............        348,574       1997       1/98
Loxahatchee, FL..........        263,349       1997       1/98
Loxahatchee, FL..........        216,836       1997       1/98
Loxahatchee, FL..........        246,453       1997       1/98
Palm Bay, FL.............        232,907       1997       1/98
Palm Beach, FL...........         84,981       1997       5/98
Palm Spring, FL..........        245,913       1997       1/98
Plantation, FL...........        655,692       1997       1/98
Plantation, FL...........        489,616       1997       1/98
West Palm Beach, FL......        571,855       1997       1/98
Concord, MA..............         15,416       1997       1/98
Voorhees, NJ.............      1,493,081       1997       1/98
Dallas, TX...............      1,279,727       1997       1/98
Edinburg, TX.............        743,136       1997       1/98
El Paso, TX..............      1,106,253       1997       1/98
Victoria, TX.............        698,547       1997       1/98
LAND
Temecula, CA.............                                11/97
                           -------------
SUBTOTAL.................    161,087,266
                           -------------
HOTELS
Unallocated Dev & Const.
Costs....................             --         --       7/98
Birmingham, AL...........        274,411       1985       7/98
Birmingham, AL...........        445,680       1996       7/98
Birmingham, AL...........        410,100       1997       7/98
Huntsville, AL...........        409,864       1983       7/98
Huntsville, AL...........        393,091       1985       7/98
Mobile, AL...............        303,941       1979       7/98
Montgomery, AL...........        490,196       1982       7/98
Tuscaloosa, AL...........        223,697       1982       7/98
Little Rock, AR..........        286,666       1983       7/98
Little Rock, AR..........        204,948       1975       7/98
Little Rock, AR..........        423,908       1980       7/98
Little Rock, AR..........        255,681       1993       7/98
North Little Rock, AR....        383,430       1983       7/98
Chandler, AZ.............        344,906       1998       7/98
Flagstaff, AZ............        338,599       1996       7/98
Mesa, AZ.................        373,371       1997       7/98
Peoria, AZ...............        306,070       1998       7/98
Phoenix, AZ..............        506,718       1973       7/98
Phoenix, AZ..............        501,382       1993       7/98
Phoenix, AZ..............        333,104       1997       7/98
Scottsdale, AZ...........        648,775       1996       7/98
Tempe, AZ................        564,447       1982       7/98
Tucson, AZ...............        515,636       1991       7/98
Tucson, AZ...............        455,331       1973       7/98
Tucson, AZ...............        352,945       1996       7/98
Bakersfield, CA..........        331,490       1986       7/98
Chula Vista, CA..........        656,625       1986       7/98
Costa Mesa, CA...........        447,429       1980       7/98
Fremont, CA..............        243,354         UC       7/98

                             MEDITRUST CORPORATION

                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999

                                                                COSTS
                                            BUILDING &       CAPITALIZED          TOTAL
                              ENCUM-       IMPROVEMENTS     SUBSEQUENT TO      BUILDING &
                             BRANCES      AT ACQUISITION     ACQUISITIONS     IMPROVEMENTS        LAND(1)         TOTAL(4)
                           ------------   ---------------   --------------   ---------------   -------------   ---------------
Fresno, CA...............                       3,965,010          35,735          4,000,746         697,269         4,698,015
Irvine, CA...............                      10,816,163          81,154         10,897,318       1,906,297        12,803,615
La Palma, CA.............                      11,057,877         383,470         11,441,347       1,948,952        13,390,299
Mission Valley, CA.......                              --              --                 --       3,645,267         3,645,267
Ontario, CA..............                       6,216,744       4,589,049         10,805,793       1,497,492        12,303,285
Redding, CA..............                       6,704,273         135,471          6,839,744       1,180,669         8,020,413
Sacramento, CA...........                      10,521,578          70,268         10,591,846              --        10,591,846
Sacramento, CA...........                       9,148,634         235,209          9,383,844       1,612,009        10,995,853
San Bernardino, CA.......                      10,729,322         121,958         10,851,281       1,890,972        12,742,253
San Buenaventura, CA.....                       5,873,995          91,150          5,965,145       1,034,149         6,999,294
San Diego, CA............                       5,173,136          89,795          5,262,931         910,468         6,173,399
South San Francisco, CA..                      19,630,626          83,911         19,714,538       3,461,790        23,176,328
Stockton, CA.............                      11,762,912          59,837         11,822,749       2,073,370        13,896,119
Valencia, CA.............                              --              --                 --       2,514,067         2,514,067
Vista, CA................                       6,608,756          42,359          6,651,116       1,163,813         7,814,929
Aurora, CO...............                      10,090,478          71,433         10,161,911       1,778,234        11,940,145
Colorado Springs, CO.....                       6,143,464          94,591          6,238,055       1,081,702         7,319,757
Colorado Springs, CO.....                       7,570,317         355,830          7,926,148       1,260,261         9,186,409
Denver, CO...............                      11,755,008          99,655         11,854,663       2,071,975        13,926,638
Denver, CO...............                       6,500,817         243,528          6,744,346       1,144,765         7,889,111
Denver, CO...............                       7,894,924         147,740          8,042,664       1,390,784         9,433,448
Denver, CO...............                      13,981,316          79,307         14,060,623       2,467,291        16,527,914
Denver, CO...............                      10,627,274         907,345         11,534,619       1,512,646        13,047,266
Grand Junction, CO.......                       6,675,573         115,804          6,791,377         478,053         7,269,431
Lakewood, CO.............                       7,571,644         942,809          8,514,453       1,106,781         9,621,234
Lewisville, CO...........                       7,845,924         107,323          7,953,247       1,475,795         9,429,042
Pueblo, CO...............                       7,280,369        (228,558)         7,051,810         800,619         7,852,429
Westminister, CO.........                       8,880,218         108,301          8,988,520       1,564,659        10,553,179
Westminister, CO.........                       9,863,738          99,275          9,963,014       1,738,221        11,701,235
Wheat Ridge, CO..........                      10,793,362         124,161         10,917,523       1,902,273        12,819,796
Altamonte Springs, FL....                       7,431,923          55,787          7,487,710       1,309,077         8,796,787
Brandon, FL..............                       8,192,791          30,276          8,223,066       1,208,344         9,431,411
Clearwater, FL...........                       6,852,662          90,067          6,942,730       1,206,855         8,149,585
Coral Springs, FL........                       7,888,175         624,535          8,512,710       1,389,593         9,902,303
Daytona Beach, FL........                       7,201,071         177,426          7,378,498       1,268,339         8,646,837
Deerfield Beach, FL......                       6,432,943         107,101          6,540,044       1,132,787         7,672,831
Fort Lauderdale, FL......                      12,286,111          88,117         12,374,229       2,165,699        14,539,928
Fort Lauderdale, FL......                       9,039,567         687,878          9,727,445       1,416,013        11,143,457
Fort Myers, FL...........                       7,471,064          76,073          7,547,138       1,315,985         8,863,123
Ft. Lauderdale, FL.......                              --              --                 --              --                --
Gainesville, FL..........                       8,137,122         136,263          8,273,385       1,433,525         9,706,910
Jacksonville, FL.........                       6,408,732          99,230          6,507,962       1,128,515         7,636,477
Jacksonville, FL.........                       6,923,144          87,349          7,010,494       1,219,293         8,229,787
Jacksonville, FL.........                       7,413,329          53,955          7,467,285       1,305,796         8,773,081
Jacksonville, FL.........                       7,987,537         105,606          8,093,143       1,343,005         9,436,148
Lake Mary, FL............                       7,506,147         433,685          7,939,833       1,025,860         8,965,693
Lakeland, Fl, FL.........                       7,973,877         135,387          8,109,264       1,189,768         9,299,032
Miami, FL................                      13,206,890         138,550         13,345,440       2,328,189        15,673,629
Miami, FL................                       8,948,658       1,266,600         10,215,258       1,537,039        11,752,297
Ocala, FL................                       6,882,908         288,900          7,171,808         891,376         8,063,184
Orlando, FL..............                       6,569,580       1,574,980          8,144,560       1,098,662         9,243,222
Orlando, FL..............                       2,204,352       6,568,123          8,772,475       1,366,497        10,138,972
Orlando, FL..............                       1,524,907      11,157,990         12,682,896       2,636,053        15,318,949
Orlando, FL..............                      10,251,049         106,666         10,357,715       1,806,570        12,164,285
Orlando, FL..............                      15,422,958          64,300         15,487,258       2,719,260        18,206,518
Panama City, FL..........                       6,802,665         114,470          6,917,134       1,097,320         8,014,454
Pensacola, FL............                       8,957,428          67,971          9,025,400       1,578,284        10,603,684
Pinellas Park, FL........                       6,623,817          64,282          6,688,100       1,166,470         7,854,570
Plantation, FL...........                       6,814,063       2,870,076          9,684,140       1,389,053        11,073,192


                            ACCUMULATED      CONST.      DATE
                           DEPREC.(3)(4)      DATE     ACQUIRED
                           --------------   --------   ---------
Fresno, CA...............        243,683       1986       7/98
Irvine, CA...............        645,112       1987       7/98
La Palma, CA.............        663,975       1994       7/98
Mission Valley, CA.......             --        N/A       7/98
Ontario, CA..............        393,959       1998       7/98
Redding, CA..............        415,884       1993       7/98
Sacramento, CA...........      1,016,081       1985       7/98
Sacramento, CA...........        554,283       1993       7/98
San Bernardino, CA.......        607,703       1983       7/98
San Buenaventura, CA.....        350,166       1988       7/98
San Diego, CA............        313,182       1987       7/98
South San Francisco, CA..        868,718       1987       7/98
Stockton, CA.............        663,142       1984       7/98
Valencia, CA.............             --        N/A       7/98
Vista, CA................        382,323       1987       7/98
Aurora, CO...............        569,752       1982       7/98
Colorado Springs, CO.....        356,561       1985       7/98
Colorado Springs, CO.....        399,121       1998       7/98
Denver, CO...............        662,488       1974       7/98
Denver, CO...............        384,813       1974       7/98
Denver, CO...............        455,271       1980       7/98
Denver, CO...............        739,350       1996       7/98
Denver, CO...............        473,587       1998       7/98
Grand Junction, CO.......        373,076       1997       7/98
Lakewood, CO.............        428,456       1998       7/98
Lewisville, CO...........        408,689       1997       7/98
Pueblo, CO...............        379,220       1998       7/98
Westminister, CO.........        510,338       1986       7/98
Westminister, CO.........        567,254       1986       7/98
Wheat Ridge, CO..........        614,793       1985       7/98
Altamonte Springs, FL....        423,637       1987       7/98
Brandon, FL..............        428,857       1997       7/98
Clearwater, FL...........        400,693       1988       7/98
Coral Springs, FL........        479,585       1994       7/98
Daytona Beach, FL........        427,826       1991       7/98
Deerfield Beach, FL......        377,300       1986       7/98
Fort Lauderdale, FL......        647,185       1995       7/98
Fort Lauderdale, FL......        542,136       1998       7/98
Fort Myers, FL...........        428,855       1984       7/98
Ft. Lauderdale, FL.......             --        N/A       7/98
Gainesville, FL..........        466,315       1989       7/98
Jacksonville, FL.........        373,074       1980       7/98
Jacksonville, FL.........        401,328       1986       7/98
Jacksonville, FL.........        420,096       1982       7/98
Jacksonville, FL.........        429,845       1997       7/98
Lake Mary, FL............        426,126       1998       7/98
Lakeland, Fl, FL.........        426,148       1997       7/98
Miami, FL................        733,375       1986       7/98
Miami, FL................        482,551       1998       7/98
Ocala, FL................        389,813       1998       7/98
Orlando, FL..............        387,335       1998       7/98
Orlando, FL..............        184,983         UC       7/98
Orlando, FL..............        106,711         UC       7/98
Orlando, FL..............        581,708       1987       7/98
Orlando, FL..............        846,028       1994       7/98
Panama City, FL..........        380,845       1997       7/98
Pensacola, FL............        503,514       1985       7/98
Pinellas Park, FL........        375,186       1985       7/98
Plantation, FL...........        300,806       1998       7/98

                             MEDITRUST CORPORATION

                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999

                                                                COSTS
                                            BUILDING &       CAPITALIZED          TOTAL
                              ENCUM-       IMPROVEMENTS     SUBSEQUENT TO      BUILDING &
                             BRANCES      AT ACQUISITION     ACQUISITIONS     IMPROVEMENTS        LAND(1)         TOTAL(4)
                           ------------   ---------------   --------------   ---------------   -------------   ---------------
St. Petersburg, FL.......                       5,792,905          61,057          5,853,962       1,019,839         6,873,801
Tallahassee, FL..........                      13,048,829          66,228         13,115,057       2,300,296        15,415,353
Tallahassee, FL..........                       8,149,524         156,758          8,306,282       1,435,713         9,741,995
Tampa, FL................                       3,659,646         170,906          3,830,552         643,382         4,473,934
Tampa, FL................                      11,881,605         157,540         12,039,145       2,094,316        14,133,461
Tampa, FL................                       6,847,440          73,850          6,921,291       1,182,643         8,103,934
Alpharetta, GA...........                       7,423,945               2          7,423,947       1,632,105         9,056,052
Atlanta, GA..............                       6,414,440       2,086,036          8,500,476       2,243,021        10,743,497
Atlanta, GA..............                       5,742,352       2,596,517          8,338,868       1,408,445         9,747,313
Augusta, GA..............                       4,852,929         124,110          4,977,039         853,961         5,831,000
Austell, GA..............                       4,373,863          82,791          4,456,655         769,420         5,226,075
College Park, GA.........                       2,929,266         306,292          3,235,558         514,491         3,750,049
College Park, GA.........                       3,110,554         121,525          3,232,080         546,483         3,778,563
Columbus, GA.............                       6,123,710         121,645          6,245,355       1,078,216         7,323,571
Conyers, GA..............                       6,852,674         925,072          7,777,746       1,264,045         9,041,791
Lithonia, GA.............                       3,625,380          61,202          3,686,582         637,335         4,323,917
Macon, GA................                       6,601,559          18,180          6,619,739       1,164,981         7,784,720
Marietta, GA.............                       6,051,123         111,028          6,162,151       1,065,407         7,227,558
Norcross, GA.............                       4,392,960          44,628          4,437,589         772,790         5,210,379
Norcross, GA.............                       4,462,376          85,765          4,548,141         785,040         5,333,181
Savannah, GA.............                       9,292,087          77,490          9,369,577       1,637,342        11,006,919
Savannah, GA.............                       4,462,501          85,558          4,548,059         785,062         5,333,121
Tucker, GA...............                       4,545,700          63,847          4,609,548         799,744         5,409,292
Arlington Heights, IL....                       8,371,126         121,607          8,492,734       1,474,819         9,967,553
Champaign, IL............                       2,645,580         146,626          2,792,205         447,686         3,239,891
Elk Grove Village, IL....                       8,987,067         111,471          9,098,538       1,583,515        10,682,053
Hoffman Estates, IL......                       9,254,248         110,249          9,364,497       1,630,664        10,995,161
Moline, IL...............                       2,257,510         322,081          2,579,591         395,911         2,975,502
Oakbrook Terrace, IL.....                       8,738,589         173,798          8,912,387       1,539,666        10,452,053
Schaumburg, IL...........                       8,309,673         111,183          8,420,856       1,463,975         9,884,831
Indianapolis, IN.........                       9,561,210         206,342          9,767,553       1,684,834        11,452,387
Indianapolis, IN.........                       3,530,754          27,937          3,558,691         602,589         4,161,280
Merrillville, IN.........                       3,323,615         294,729          3,618,344         574,980         4,193,324
Lenexa, KS...............                       5,758,096         114,285          5,872,381       1,013,679         6,886,060
Wichita, KS..............                       3,479,512       2,076,874          5,556,387              --         5,556,387
Lexington, KY............                       5,300,151          43,239          5,343,390         932,883         6,276,273
Alexandria, LA...........                       6,814,270         (30,253)         6,784,017         995,042         7,779,059
Baton Rouge, LA..........                       9,845,427          43,685          9,889,113       1,734,990        11,624,103
Bossier City, LA.........                      10,601,965          51,899         10,653,864       1,868,497        12,522,361
Gretna, LA...............                       8,561,779         155,551          8,717,330       1,508,464        10,225,794
Kenner, LA...............                      14,984,662         494,363         15,479,026       2,641,914        18,120,940
Lafayette, La, LA........                       7,540,154         118,296          7,658,451       1,328,177         8,986,628
Metairie, LA.............                      10,786,292         221,985         11,008,277              --        11,008,277
Metairie, LA.............                      15,458,306          85,677         15,543,983              --        15,543,983
Monroe, LA...............                       5,384,339          54,137          5,438,476         947,739         6,386,215
New Orleans, LA..........                       4,354,349          84,849          4,439,198         765,976         5,205,174
New Orleans, LA..........                       7,135,565          77,396          7,212,961       1,256,779         8,469,740
New Orleans, LA..........                       5,311,430       8,767,675         14,079,104       1,219,068        15,298,172
Shreveport, LA...........                       6,505,540         (36,005)         6,469,535         664,699         7,134,234
Slidell, LA..............                       6,451,551          92,597          6,544,148       1,136,071         7,680,219
Sulphur, LA..............                       9,120,039          65,526          9,185,565       1,606,980        10,792,545
Hazelwood, MO............                       2,238,554          45,043          2,283,598         394,764         2,678,362
St Louis, MO.............                       9,461,134         (73,986)         9,387,148         867,193        10,254,341
Jackson, MS..............                       2,896,382         133,405          3,029,787         508,688         3,538,475
Jackson, MS..............                       4,212,283          75,412          4,287,695         709,949         4,997,644
Cary, NC.................                      13,293,656         (41,495)        13,252,161       2,345,939        15,598,100
Cary, NC.................                       8,730,560        (342,369)         8,388,190       1,651,813        10,040,003
Charlotte, NC............                       5,438,746       2,628,230          8,066,976       1,227,379         9,294,355
Charlotte, NC............                       6,860,195         135,843          6,996,038       1,208,184         8,204,222


                            ACCUMULATED      CONST.      DATE
                           DEPREC.(3)(4)      DATE     ACQUIRED
                           --------------   --------   ---------
St. Petersburg, FL.......        349,684       1987       7/98
Tallahassee, FL..........        726,908       1979       7/98
Tallahassee, FL..........        466,120       1986       7/98
Tampa, FL................        230,430       1984       7/98
Tampa, FL................        533,036       1983       7/98
Tampa, FL................        342,589       1997       7/98
Alpharetta, GA...........        396,223       1997       7/98
Atlanta, GA..............        344,517       1998       7/98
Atlanta, GA..............        280,250       1998       7/98
Augusta, GA..............        288,228       1985       7/98
Austell, GA..............        263,270       1986       7/98
College Park, GA.........        216,293       1979       7/98
College Park, GA.........        168,936       1995       7/98
Columbus, GA.............        374,773       1980       7/98
Conyers, GA..............        386,308       1998       7/98
Lithonia, GA.............        227,878       1985       7/98
Macon, GA................        335,394       1996       7/98
Marietta, GA.............        354,286       1984       7/98
Norcross, GA.............        257,179       1986       7/98
Norcross, GA.............        276,294       1983       7/98
Savannah, GA.............        519,724       1982       7/98
Savannah, GA.............        239,027       1995       7/98
Tucker, GA...............        266,066       1987       7/98
Arlington Heights, IL....        495,897       1989       7/98
Champaign, IL............        233,384       1982       7/98
Elk Grove Village, IL....        532,237       1985       7/98
Hoffman Estates, IL......        538,552       1989       7/98
Moline, IL...............        326,767       1986       7/98
Oakbrook Terrace, IL.....        515,247       1984       7/98
Schaumburg, IL...........        484,225       1982       7/98
Indianapolis, IN.........        574,488       1980       7/98
Indianapolis, IN.........        425,318       1981       7/98
Merrillville, IN.........        251,203       1979       7/98
Lenexa, KS...............        477,116       1978       7/98
Wichita, KS..............        251,420       1978       7/98
Lexington, KY............        365,092       1982       7/98
Alexandria, LA...........        384,142       1997       7/98
Baton Rouge, LA..........        560,737       1984       7/98
Bossier City, LA.........        599,284       1982       7/98
Gretna, LA...............        488,857       1985       7/98
Kenner, LA...............        846,861       1993       7/98
Lafayette, La, LA........        446,076       1969       7/98
Metairie, LA.............      2,355,469       1967       7/98
Metairie, LA.............      2,376,564       1985       7/98
Monroe, LA...............        321,102       1984       7/98
New Orleans, LA..........        265,909       1985       7/98
New Orleans, LA..........        406,862       1985       7/98
New Orleans, LA..........        228,162         UC       7/98
Shreveport, LA...........        357,297       1997       7/98
Slidell, LA..............        384,782       1993       7/98
Sulphur, LA..............        513,900       1985       7/98
Hazelwood, MO............        263,153       1977       7/98
St Louis, MO.............        496,190       1997       7/98
Jackson, MS..............        205,043       1974       7/98
Jackson, MS..............        227,610       1993       7/98
Cary, NC.................        641,454       1996       7/98
Cary, NC.................        522,785       1998       7/98
Charlotte, NC............        267,724       1998       7/98
Charlotte, NC............        399,999       1985       7/98

                             MEDITRUST CORPORATION

                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999

                                                                COSTS
                                            BUILDING &       CAPITALIZED          TOTAL
                              ENCUM-       IMPROVEMENTS     SUBSEQUENT TO      BUILDING &
                             BRANCES      AT ACQUISITION     ACQUISITIONS     IMPROVEMENTS        LAND(1)         TOTAL(4)
                           ------------   ---------------   --------------   ---------------   -------------   ---------------
Charlotte, NC............                       4,462,651          33,953          4,496,604         783,722         5,280,326
Durham, NC...............                         571,060       8,263,342          8,834,401       1,266,840        10,101,241
Greensboro, NC...........                          81,508       8,189,753          8,271,261       1,251,024         9,522,285
Greensboro, NC...........                              --              --                 --              --                --
Raleigh, NC..............                       1,333,662       7,671,820          9,005,482       1,292,037        10,297,519
Raleigh, NC..............                       9,240,392         162,677          9,403,069       1,484,478        10,887,547
Winston-Salem, NC........                       1,485,657       7,210,435          8,696,092       1,737,704        10,433,795
Omaha, NE................                       4,063,807         109,732          4,173,540         706,438         4,879,978
Albuquerque, NM..........                       6,979,226          60,069          7,039,295       1,229,190         8,268,485
Albuquerque, NM..........                       9,657,110          55,093          9,712,204       1,701,758        11,413,962
Albuquerque, NM..........                       7,419,168          83,352          7,502,521       1,306,827         8,809,348
Albuquerque, NM..........                       7,057,517         267,388          7,324,904         819,536         8,144,440
Farmington, NM...........                       5,449,211          77,507          5,526,718         942,481         6,469,199
Las Cruces, NM...........                       3,887,580          44,555          3,932,135         683,605         4,615,740
Santa Fe, NM.............                      10,482,425          45,430         10,527,855       1,847,401        12,375,256
Las Vegas, NV............                       4,089,515       4,775,000          8,864,515       1,424,857        10,289,371
Las Vegas, NV............                              --          89,931             89,931              --            89,931
Las Vegas, NV............                      10,831,428       2,808,228         13,639,657       1,899,819        15,539,476
Reno, NV.................                       6,292,389          81,201          6,373,591       1,107,983         7,481,574
Columbus, OH.............                       4,261,818          53,152          4,314,971         749,647         5,064,618
Del City, OK.............                       5,994,389          58,025          6,052,414       1,055,395         7,107,809
Norman, OK...............                       6,512,329         (15,499)         6,496,830         974,479         7,471,309
Oklahoma City, OK........                       2,420,269       5,010,173          7,430,442       1,337,311         8,767,753
Oklahoma City, OK........                       7,521,155         138,362          7,659,517       1,324,824         8,984,341
Oklahoma City, OK........                      12,707,607         128,192         12,835,799       2,240,080        15,075,879
Tulsa, OK................                       3,764,727          77,377          3,842,104         661,925         4,504,029
Tulsa, OK................                       4,816,485          85,823          4,902,308         847,530         5,749,838
Tulsa, OK................                       4,210,223          70,228          4,280,451         740,542         5,020,993
Moon Township, PA........                       5,617,668         110,630          5,728,298         988,897         6,717,195
Anderson, SC.............                       3,482,009          43,231          3,525,240         612,034         4,137,274
Columbia, SC.............                       3,225,225         225,938          3,451,163         566,719         4,017,882
Greensboro, SC...........                       5,980,091          84,089          6,064,180       1,052,872         7,117,052
Greenville, SC...........                         925,940       7,857,499          8,783,439         917,397         9,700,836
Myrtle Beach, SC.........                       7,317,710         304,395          7,622,106       1,841,290         9,463,396
North Charleston, SC.....                       5,307,416          93,629          5,401,045         934,165         6,335,210
Chattanooga, TN..........                       5,721,768          29,621          5,751,390       1,007,285         6,758,675
Kingsport, TN............                       5,113,764         (36,695)         5,077,069         889,325         5,966,394
Knoxville, TN............                       5,550,237          45,184          5,595,422         977,015         6,572,437
Knoxville, TN............                       3,878,194          49,042          3,927,237         681,949         4,609,186
Memphis, TN..............                       3,323,608       4,409,728          7,733,336       1,527,012         9,260,348
Memphis, TN..............                       5,745,873          69,629          5,815,502       1,011,539         6,827,041
Memphis, TN..............                       3,519,797         122,648          3,642,446         618,702         4,261,148
Memphis, TN..............                       6,051,153         137,112          6,188,265       1,065,412         7,253,677
Nashville-South, TN......                       8,235,038          54,980          8,290,019       1,450,804         9,740,823
Nashville-South, TN......                       4,992,812         102,430          5,095,242         878,646         5,973,888
Nashville-South, TN......                       8,741,098          89,156          8,830,254       1,540,108        10,370,362
Abilene, TX..............                       4,621,327          20,575          4,641,902         813,090         5,454,992
Addison, TX..............                      12,293,005          86,948         12,379,953       2,169,354        14,549,307
Amarillo, TX.............                       6,732,642         123,601          6,856,243       1,185,675         8,041,918
Amarillo, TX.............                       5,386,670          84,576          5,471,247         948,151         6,419,398
Arlington, TX............                      13,933,240         192,537         14,125,777       2,456,369        16,582,146
Arlington, TX............                       8,267,633          91,046          8,358,679       1,471,857         9,830,536
Austin, TX...............                       3,327,541       4,768,939          8,096,480       3,031,086        11,127,565
Austin, TX...............                         946,749       8,777,915          9,724,664       1,306,680        11,031,344
Austin, TX...............                       9,775,256          73,232          9,848,488       1,722,589        11,571,077
Austin, TX...............                       8,439,970          38,022          8,477,993       1,486,968         9,964,961
Austin, TX...............                      10,532,391         120,260         10,652,652       1,856,219        12,508,871
Austin, TX...............                       9,870,999         113,403          9,984,403       1,739,503        11,723,906
Austin, TX...............                      11,881,356         135,674         12,017,030       2,094,272        14,111,302


                            ACCUMULATED      CONST.      DATE
                           DEPREC.(3)(4)      DATE     ACQUIRED
                           --------------   --------   ---------
Charlotte, NC............        267,567       1986       7/98
Durham, NC...............        102,987         UC       7/98
Greensboro, NC...........        121,305         UC       7/98
Greensboro, NC...........             --        N/A       7/98
Raleigh, NC..............        210,719         UC       7/98
Raleigh, NC..............        488,536       1997       7/98
Winston-Salem, NC........        121,708         UC       7/98
Omaha, NE................        291,981       1981       7/98
Albuquerque, NM..........        405,059       1970       7/98
Albuquerque, NM..........        543,620       1985       7/98
Albuquerque, NM..........        423,382       1982       7/98
Albuquerque, NM..........        343,416       1997       7/98
Farmington, NM...........        317,718       1983       7/98
Las Cruces, NM...........        238,970       1990       7/98
Santa Fe, NM.............        581,747       1986       7/98
Las Vegas, NV............        265,019         UC       7/98
Las Vegas, NV............             --     Leased       7/98
Las Vegas, NV............        700,308       1994       7/98
Reno, NV.................        369,585       1981       7/98
Columbus, OH.............        469,706       1980       7/98
Del City, OK.............        347,596       1985       7/98
Norman, OK...............        345,067       1997       7/98
Oklahoma City, OK........        211,068         UC       7/98
Oklahoma City, OK........        435,680       1979       7/98
Oklahoma City, OK........        688,006       1996       7/98
Tulsa, OK................        230,708       1974       7/98
Tulsa, OK................        286,600       1985       7/98
Tulsa, OK................        254,326       1990       7/98
Moon Township, PA........        356,237       1985       7/98
Anderson, SC.............        183,532       1995       7/98
Columbia, SC.............        214,791       1980       7/98
Greensboro, SC...........        354,071       1981       7/98
Greenville, SC...........        183,473         UC       7/98
Myrtle Beach, SC.........        398,311       1996       7/98
North Charleston, SC.....        312,590       1981       7/98
Chattanooga, TN..........        297,999       1995       7/98
Kingsport, TN............        310,274       1995       7/98
Knoxville, TN............        326,582       1986       7/98
Knoxville, TN............        259,204       1995       7/98
Memphis, TN..............        260,651       1998       7/98
Memphis, TN..............        350,603       1979       7/98
Memphis, TN..............        224,580       1983       7/98
Memphis, TN..............        361,443       1986       7/98
Nashville-South, TN......        476,186       1982       7/98
Nashville-South, TN......        318,558       1979       7/98
Nashville-South, TN......        497,798       1993       7/98
Abilene, TX..............        272,869       1979       7/98
Addison, TX..............        642,990       1996       7/98
Amarillo, TX.............        395,829       1983       7/98
Amarillo, TX.............        321,134       1986       7/98
Arlington, TX............        839,376       1989       7/98
Arlington, TX............        429,927       1997       7/98
Austin, TX...............        269,569       1998       7/98
Austin, TX...............        196,461         UC       7/98
Austin, TX...............        551,083       1983       7/98
Austin, TX...............        478,836       1972       7/98
Austin, TX...............        486,522       1975       7/98
Austin, TX...............        559,045       1977       7/98
Austin, TX...............        676,397       1993       7/98

                             MEDITRUST CORPORATION

                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999

                                                                COSTS
                                            BUILDING &       CAPITALIZED          TOTAL
                              ENCUM-       IMPROVEMENTS     SUBSEQUENT TO      BUILDING &
                             BRANCES      AT ACQUISITION     ACQUISITIONS     IMPROVEMENTS        LAND(1)         TOTAL(4)
                           ------------   ---------------   --------------   ---------------   -------------   ---------------
Austin, TX...............                      15,276,708         105,369         15,382,077       2,695,890        18,077,967
Balcones Heights, TX.....                         133,941          12,073            146,014              --           146,014
Baytown, TX..............                       5,344,949          73,069          5,418,018         940,788         6,358,806
Beaumont, TX.............                       7,210,109          87,379          7,297,488       1,269,934         8,567,422
Bedford, TX..............                       4,794,865          20,812          4,815,677         843,697         5,659,374
Clute, TX................                       4,402,811         115,505          4,518,316         774,528         5,292,844
College Station, TX......                      11,461,417         118,696         11,580,113       2,020,165        13,600,278
Corpus Christi, TX.......                       8,802,172         124,071          8,926,244       1,550,886        10,477,130
Corpus Christi, TX.......                       5,521,350         123,730          5,645,080         971,918         6,616,998
Dallas, TX...............                       5,551,202          77,442          5,628,645         977,185         6,605,830
Dallas, TX...............                       7,819,121        (173,619)         7,645,502       1,328,907         8,974,409
Dallas, TX...............                       8,557,544      (4,028,257)         4,529,287       1,117,153         5,646,440
Dallas, TX...............                       4,737,976          34,182          4,772,158         833,675         5,605,833
Dallas, TX...............                       7,045,322          36,995          7,082,317       1,240,854         8,323,171
Del Rio, TX..............                       2,774,995          74,420          2,849,415         487,267         3,336,682
Denton, TX...............                       4,732,766         115,684          4,848,450         832,756         5,681,206
Eagle Pass, TX...........                       6,068,832          73,302          6,142,135       1,068,532         7,210,667
El Paso, TX..............                       1,993,099       1,652,645          3,645,745         349,285         3,995,030
El Paso, TX..............                       6,435,249          78,217          6,513,467       1,133,194         7,646,661
El Paso, TX..............                       6,701,217          55,966          6,757,184       1,180,130         7,937,314
El Paso, TX..............                       6,166,588          43,352          6,209,940       1,085,783         7,295,723
Euless, TX...............                       6,665,600          37,922          6,703,522       1,173,844         7,877,366
Farmers Branch, TX.......                       7,087,609          65,929          7,153,538       1,248,316         8,401,854
Fort Stockton, TX........                       3,736,240          69,606          3,805,847         656,898         4,462,745
Fort Worth, TX...........                       9,224,663          44,192          9,268,855       1,627,882        10,896,737
Fort Worth, TX...........                       7,974,545         203,147          8,177,692       1,196,924         9,374,616
Galveston, TX............                       6,842,408         101,292          6,943,700       1,205,045         8,148,745
Garland, TX..............                       7,129,797          80,088          7,209,885       1,255,761         8,465,646
Georgetown, TX...........                       4,808,723          53,390          4,862,114         846,160         5,708,274
Grand Prairie, TX........                       5,233,559          82,244          5,315,803         921,131         6,236,934
Harlingen, TX............                       7,120,695          97,585          7,218,281       1,254,155         8,472,436
Houston, TX..............                       1,608,274       8,251,371          9,859,645       1,510,466        11,370,111
Houston, TX..............                       8,821,421         116,590          8,938,011       1,554,283        10,492,294
Houston, TX..............                       4,420,603          45,360          4,465,963         636,698         5,102,660
Houston, TX..............                       5,890,076          57,905          5,947,981       1,036,987         6,984,968
Houston, TX..............                       6,273,192         135,274          6,408,466       1,104,595         7,513,061
Houston, TX..............                       6,642,552          98,531          6,741,083       1,169,777         7,910,860
Houston, TX..............                      10,463,623          34,313         10,497,936       1,768,135        12,266,072
Houston, TX..............                       6,018,910          59,445          6,078,356       1,059,722         7,138,078
Houston, TX..............                       2,274,304          24,625          2,298,929         398,909         2,697,838
Houston, TX..............                       3,695,447          52,304          3,747,751         649,699         4,397,450
Houston, TX..............                       6,076,965          67,477          6,144,443       1,069,967         7,214,410
Houston, TX..............                       4,067,389         117,421          4,184,810         715,336         4,900,146
Houston, TX..............                       7,007,505          63,688          7,071,194       1,234,180         8,305,374
Houston, TX..............                       7,426,052          (5,111)         7,420,940         873,698         8,294,639
Houston, TX..............                      12,152,069         469,511         12,621,579       2,755,165        15,376,744
Huntsville, TX...........                       6,758,618          76,705          6,835,324       1,190,259         8,025,583
Irving, TX...............                       8,641,754          55,213          8,696,967       1,522,577        10,219,544
Irving, TX...............                      11,014,227          39,019         11,053,246       1,943,687        12,996,933
Killeen, TX..............                       5,932,179          70,674          6,002,853       1,044,191         7,047,044
La Marque, TX............                       2,595,000      (2,595,000)                --              --                --
La Porte, TX.............                       7,485,670          39,855          7,525,526       1,318,562         8,844,088
Laredo, TX...............                      10,698,219         144,891         10,843,110       1,885,483        12,728,593
Lewisville, TX...........                       6,832,961          49,217          6,882,178       1,203,378         8,085,556
Live Oak, TX.............                       6,889,107          43,457          6,932,565       1,213,286         8,145,851
Longview, TX.............                       5,944,128          70,885          6,015,013       1,046,525         7,061,538
Lubbock, TX..............                       7,098,710         136,570          7,235,281       1,250,275         8,485,556
Lubbock, TX..............                       5,815,970         294,968          6,110,938       1,023,909         7,134,847
Lufkin, TX...............                       5,887,501         103,609          5,991,110       1,036,533         7,027,643


                            ACCUMULATED      CONST.      DATE
                           DEPREC.(3)(4)      DATE     ACQUIRED
                           --------------   --------   ---------
Austin, TX...............        734,345       1996       7/98
Balcones Heights, TX.....         11,101       1968       7/98
Baytown, TX..............        314,523       1984       7/98
Beaumont, TX.............        416,835       1979       7/98
Bedford, TX..............        300,096       1991       7/98
Clute, TX................        275,331       1977       7/98
College Station, TX......        652,547       1980       7/98
Corpus Christi, TX.......        514,409       1983       7/98
Corpus Christi, TX.......        332,038       1973       7/98
Dallas, TX...............        360,981       1971       7/98
Dallas, TX...............        425,609       1975       7/98
Dallas, TX...............        196,033       1974       7/98
Dallas, TX...............        271,785       1974       7/98
Dallas, TX...............        393,379       1978       7/98
Del Rio, TX..............        180,702       1993       7/98
Denton, TX...............        284,617       1992       7/98
Eagle Pass, TX...........        354,268       1982       7/98
El Paso, TX..............        216,561       1989       7/98
El Paso, TX..............        372,962       1980       7/98
El Paso, TX..............        390,190       1969       7/98
El Paso, TX..............        359,162       1984       7/98
Euless, TX...............        388,011       1981       7/98
Farmers Branch, TX.......        398,019       1990       7/98
Fort Stockton, TX........        218,308       1994       7/98
Fort Worth, TX...........        483,245       1996       7/98
Fort Worth, TX...........        462,427       1997       7/98
Galveston, TX............        426,140       1988       7/98
Garland, TX..............        406,273       1979       7/98
Georgetown, TX...........        271,355       1994       7/98
Grand Prairie, TX........        306,514       1980       7/98
Harlingen, TX............        418,796       1982       7/98
Houston, TX..............        197,230         UC       7/98
Houston, TX..............        525,930       1969       7/98
Houston, TX..............        286,403       1973       7/98
Houston, TX..............        348,366       1977       7/98
Houston, TX..............        376,844       1978       7/98
Houston, TX..............        390,919       1985       7/98
Houston, TX..............        586,754       1986       7/98
Houston, TX..............        351,954       1989       7/98
Houston, TX..............        175,249       1989       7/98
Houston, TX..............        239,177       1976       7/98
Houston, TX..............        356,923       1977       7/98
Houston, TX..............        250,886       1980       7/98
Houston, TX..............        404,518       1981       7/98
Houston, TX..............        389,806       1997       7/98
Houston, TX..............        630,632       1998       7/98
Huntsville, TX...........        364,313       1996       7/98
Irving, TX...............        504,978       1974       7/98
Irving, TX...............        573,516       1996       7/98
Killeen, TX..............        353,129       1976       7/98
La Marque, TX............             --       1990       7/98
La Porte, TX.............        427,396       1985       7/98
Laredo, TX...............        627,109       1969       7/98
Lewisville, TX...........        392,460       1984       7/98
Live Oak, TX.............        402,860       1986       7/98
Longview, TX.............        345,454       1983       7/98
Lubbock, TX..............        418,613       1976       7/98
Lubbock, TX..............        368,289       1994       7/98
Lufkin, TX...............        346,704       1984       7/98

                             MEDITRUST CORPORATION

                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999

                                                                COSTS
                                            BUILDING &       CAPITALIZED          TOTAL
                              ENCUM-       IMPROVEMENTS     SUBSEQUENT TO      BUILDING &
                             BRANCES      AT ACQUISITION     ACQUISITIONS     IMPROVEMENTS        LAND(1)         TOTAL(4)
                           ------------   ---------------   --------------   ---------------   -------------   ---------------
Mesquite, TX.............                              --              --                 --         341,609           341,609
Midland, TX..............                       4,982,957          86,042          5,068,999         876,907         5,945,906
Nacogdoches, TX..........                       3,352,383          56,647          3,409,030         589,159         3,998,189
North Richland Hills,
  TX.....................                       5,707,616          29,392          5,737,008       1,004,788         6,741,796
Odessa, TX...............                       6,327,946         120,578          6,448,525       1,114,258         7,562,783
Plano, TX................                       4,370,769         109,503          4,480,272         768,874         5,249,146
Plano, TX................                       9,439,404        (413,969)         9,025,435       1,269,573        10,295,008
Round Rock, TX...........                      10,234,147         451,910         10,686,057       1,803,588        12,489,645
San Angelo, TX...........                       5,962,114          94,641          6,056,755       1,049,699         7,106,454
San Antonio, TX..........                      20,288,264         143,342         20,431,606       3,577,844        24,009,450
San Antonio, TX..........                       9,913,036         102,287         10,015,323       1,746,921        11,762,244
San Antonio, TX..........                       6,526,296          89,931          6,616,227       1,149,261         7,765,488
San Antonio, TX..........                       9,172,066         177,812          9,349,878       1,616,162        10,966,040
San Antonio, TX..........                       5,697,351          42,166          5,739,517       1,002,977         6,742,494
San Antonio, TX..........                       5,627,889         112,035          5,739,924         990,719         6,730,643
San Antonio, TX..........                      10,806,800          88,800         10,895,600       1,904,644        12,800,244
San Antonio, TX..........                      12,794,370          68,621         12,862,992       2,255,392        15,118,384
San Antonio, TX..........                       3,284,488         106,098          3,390,586         577,177         3,967,763
San Antonio, TX..........                       5,311,012          44,966          5,355,978         934,799         6,290,777
San Antonio, TX..........                              --              --                 --       1,463,775         1,463,775
San Marcos, TX...........                       7,024,196          65,614          7,089,810       1,237,126         8,326,936
Shenandoah, TX...........                       9,129,561          92,501          9,222,063       1,608,643        10,830,706
Shermann, TX.............                       7,584,039          80,631          7,664,670         954,414         8,619,084
Stafford, TX.............                       9,515,881          45,235          9,561,116       1,676,835        11,237,951
Temple, TX...............                       4,846,042          23,742          4,869,785         852,745         5,722,530
Texarkana, TX............                       4,948,588         142,532          5,091,120         870,842         5,961,962
Texas City, TX...........                       4,027,610          56,856          4,084,466         708,316         4,792,782
Tyler, TX................                       9,253,152          48,434          9,301,586       1,630,453        10,932,039
Victoria, TX.............                       7,226,090          67,461          7,293,551       1,272,754         8,566,305
Waco, TX.................                       6,803,919          46,219          6,850,139       1,178,004         8,028,143
White Settlement, TX.....                       6,233,038         122,780          6,355,818       1,097,492         7,453,310
Wichita Falls, TX........                       5,020,159          45,817          5,065,976         883,472         5,949,448
Layton, UT...............                       3,669,799          33,968          3,703,767         645,173         4,348,940
Midvale, UT..............                       5,822,347         331,598          6,153,945       1,023,352         7,177,297
Ogden, UT................                       8,909,631        (262,499)         8,647,133         791,871         9,439,004
Salt Lake City, UT.......                              --              --                 --       6,612,986         6,612,986
Salt Lake City, UT.......                       8,538,608          33,086          8,571,695       1,530,439        10,102,134
Bristol, VA..............                       3,808,727          28,787          3,837,514         669,690         4,507,204
Hampton, VA..............                       4,507,663          70,269          4,577,932         793,032         5,370,964
Richmond, VA.............                       3,173,648          50,057          3,223,705         557,617         3,781,322
Virginia Beach, VA.......                       3,702,148         110,657          3,812,806         650,882         4,463,688
Kirkland, WA.............                      11,147,010         173,318         11,320,328       1,951,151        13,271,480
Sea-Tac, WA..............                       7,647,560         210,681          7,858,241       1,332,999         9,191,240
Tacoma, WA...............                       8,956,029         129,604          9,085,632       1,562,329        10,647,961
Cheyenne, WY.............                       2,793,345         139,130          2,932,475         485,089         3,417,564
                           ------------   ---------------   -------------    ---------------   -------------   ---------------
SUBTOTAL.................                   2,124,922,447     133,027,441      2,257,949,888     390,457,965     2,648,407,853
                           ------------   ---------------   -------------    ---------------   -------------   ---------------
GRAND TOTAL..............  $ 41,771,085   $ 3,368,629,040   $ 133,027,441    $ 3,501,656,481   $ 482,020,580   $ 3,983,677,061(2)
                           ============   ===============   =============    ===============   =============   ===============


                            ACCUMULATED      CONST.      DATE
                           DEPREC.(3)(4)      DATE     ACQUIRED
                           --------------   --------   ---------
Mesquite, TX.............             --        N/A       7/98
Midland, TX..............        306,998       1983       7/98
Nacogdoches, TX..........        208,574       1984       7/98
North Richland Hills,
  TX.....................        322,402       1993       7/98
Odessa, TX...............        369,364       1981       7/98
Plano, TX................        264,648       1980       7/98
Plano, TX................        508,715       1997       7/98
Round Rock, TX...........        608,050       1991       7/98
San Angelo, TX...........        371,829       1986       7/98
San Antonio, TX..........      1,008,447       1968       7/98
San Antonio, TX..........      1,317,340       1968       7/98
San Antonio, TX..........        382,448       1970       7/98
San Antonio, TX..........        544,168       1975       7/98
San Antonio, TX..........        751,195       1975       7/98
San Antonio, TX..........        337,583       1981       7/98
San Antonio, TX..........        495,801       1982       7/98
San Antonio, TX..........        721,959       1984       7/98
San Antonio, TX..........        208,794       1974       7/98
San Antonio, TX..........        320,040       1976       7/98
San Antonio, TX..........             --        N/A       7/98
San Marcos, TX...........        392,112       1995       7/98
Shenandoah, TX...........        513,430       1986       7/98
Shermann, TX.............        426,074       1997       7/98
Stafford, TX.............        545,162       1990       7/98
Temple, TX...............        281,504       1984       7/98
Texarkana, TX............        303,806       1982       7/98
Texas City, TX...........        239,234       1978       7/98
Tyler, TX................        517,292       1983       7/98
Victoria, TX.............        414,673       1984       7/98
Waco, TX.................        403,311       1971       7/98
White Settlement, TX.....        362,058       1980       7/98
Wichita Falls, TX........        300,584       1973       7/98
Layton, UT...............        239,251       1988       7/98
Midvale, UT..............        393,645       1978       7/98
Ogden, UT................        437,321       1997       7/98
Salt Lake City, UT.......             --        N/A       7/98
Salt Lake City, UT.......        434,583       1997       7/98
Bristol, VA..............        219,179       1995       7/98
Hampton, VA..............        277,346       1985       7/98
Richmond, VA.............        207,772       1987       7/98
Virginia Beach, VA.......        246,502       1984       7/98
Kirkland, WA.............        707,404       1986       7/98
Sea-Tac, WA..............        634,674       1987       7/98
Tacoma, WA...............        714,868       1988       7/98
Cheyenne, WY.............        240,460       1981       7/98
                           -------------
SUBTOTAL.................    126,255,838
                           -------------
GRAND TOTAL..............  $ 287,343,104
                           =============

                            THE MEDITRUST COMPANIES
                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999

(1) Gross amount at which land is carried at close of period also represents initial cost to Realty.

(2) Cost for federal income tax purposes.

(3) Depreciation is calculated using a 40-year life.

(4) Real estate and accumulated depreciation reconciliations for the three years ended December 31, 1999 are as follows:

                                                                            ACCUMULATED
                                                              REAL ESTATE   DEPRECIATION
                                                              -----------   ------------
                                                                    (IN THOUSANDS)
Balance at close of year--December 31, 1996.................  $1,104,342      $ 98,082
Additions during the period:
  Acquisitions..............................................     292,607
  Value of real estate acquired in merger...................     237,003
  Provision for depreciation................................                    26,750
Deductions:
  Sale of real estate.......................................      (6,173)
                                                              ----------      --------
Balance at close of year--December 31, 1997.................   1,627,779       124,832
Additions during the period:
  Acquisitions..............................................     636,989
  Value of real estate acquired in mergers..................   2,751,339
  Provision for depreciation................................                    86,395
  Other.....................................................                     6,344
Deductions:
  Sale of real estate.......................................    (518,190)      (33,161)
  Income from joint venture net of dividends received.......        (544)
  Other.....................................................      (9,158)
                                                              ----------      --------
Balance at close of year--December 31, 1998(7)..............   4,488,215       184,410
Additions during the period:
  Acquisitions..............................................     129,492
  Provision for depreciation................................                   125,714
Deductions:
  Sale of Real Estate.......................................    (614,232)      (20,724)
  Other.....................................................     (19,798)       (2,057)
                                                              ----------      --------
Balance at close of year--December 31, 1999.................   3,983,677       287,343
Provision for impairment, 1998..............................                    47,918
Provision for impairment, 1999..............................                    42,378
Provision for impairment on assets sold.....................                    (6,701)
                                                              ----------      --------
Balance per financial statements............................  $3,983,677      $370,938
                                                              ==========      ========

(5) Real estate investments written down due to impairment.

(6) Real estate assets held for sale that were written down to fair value less costs to sell.

(7) Includes real estate of $370,957 and accumulated depreciation of $4,172 included in net assets of discontinued operations.

                             MEDITRUST CORPORATION
                                  SCHEDULE IV

                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1999

                                                                                             PERIODIC
                                      INTEREST    FINAL MATURITY                              PAYMENT
DESCRIPTION (A)                         RATE           DATE                                    TERMS
---------------                      ----------   ---------------   -----------------------------------------------------------
Individual mortgages in excess of
  3% of the total carrying amount:
7 long-term care facilities located   10.70%       August 1, 2006   Monthly payments of principal and interest of $384,767,
  in Missouri                                                         balloon payment of $38,544,000 due at maturity

18 long-term care facilities         From 9.88%   August 23, 2005   Monthly payments of principal and interest of $825,488,
  located in Colorado, Florida,      to 10.85%                        balloon payment of $80,961,000 due at maturity
  Indiana, Kansas, Missouri,
  Nebraska, North Carolina,
  Tennessee and Washington

11 long-term care facilities          10.75%         May 21, 2003   Monthly payments of principal and interest of $672,487,
  located in Arizona, Colorado,                                       balloon payment of $66,396,000 due at maturity
  Florida, Indiana, Kansas and Utah

Mortgages individually less than 3%
  of total carrying amount:

Long-term care facilities, 88        From 8.20%      From January   (D)
  mortgages, face amounts ranging    to 12.50%      2000 to March
  from $525,000 to $29,540,679,                              2012
  located in Arizona, California,
  Colorado, Connecticut, Florida,
  Idaho, Indiana, Massachusetts,
  Michigan, Missouri, New Jersey,
  New Mexico, Nevada, New York,
  North Carolina, Ohio,
  Pennsylvania, Rhode Island, South
  Carolina, Tennessee, Texas, Utah,
  Washington, West Virginia and
  Wyoming

Retirement living facilities, 3      From 8.83%      From January   (D)
  mortgages, face amounts ranging    to 10.90%    2000 to January
  from $5,500,000 to $12,100,000,                            2007
  located in North Carolina, Ohio
  and Utah

Alcohol and substance abuse           11.00%        September 29,   (D)
  treatment facility, face amount                            2006
  of $33,300,000, located in New
  York

Medical office buildings, 8          From 7.6%    From March 2000   (D)
  mortgages, face amounts ranging    to 9.75%     to October 2008
  from $2,697,298 to $33,000,000,
  located in Arizona, Florida,
  Nevada and Tennessee

Assisted living facilities, 11       From 8.06%    From September   (D)
  mortgages, face amounts ranging    to 9.85%        2005 to June
  from $3,387,878 to $26,450,000,                            2012
  located in Florida, Michigan,
  Washington, Colorado, Idaho and
  New Jersey

Land under development, 1 loan,       10.00%        March 4, 2004   (D)
  located in Florida

Other notes secured by real estate    10.00%                        (D)
  in California

                                        FACE          CARRYING
                                      AMOUNT OF      AMOUNT OF
DESCRIPTION (A)                       MORTGAGES    MORTGAGES (C)
---------------                      -----------   --------------
Individual mortgages in excess of
  3% of the total carrying amount:
7 long-term care facilities located  $41,385,000   $   40,906,578
  in Missouri
18 long-term care facilities          87,940,000       85,895,071
  located in Colorado, Florida,
  Indiana, Kansas, Missouri,
  Nebraska, North Carolina,
  Tennessee and Washington
11 long-term care facilities          80,373,000       69,228,899
  located in Arizona, Colorado,
  Florida, Indiana, Kansas and Utah
Mortgages individually less than 3%
  of total carrying amount:
Long-term care facilities, 88                         605,136,968(E)
  mortgages, face amounts ranging
  from $525,000 to $29,540,679,
  located in Arizona, California,
  Colorado, Connecticut, Florida,
  Idaho, Indiana, Massachusetts,
  Michigan, Missouri, New Jersey,
  New Mexico, Nevada, New York,
  North Carolina, Ohio,
  Pennsylvania, Rhode Island, South
  Carolina, Tennessee, Texas, Utah,
  Washington, West Virginia and
  Wyoming
Retirement living facilities, 3                        20,715,133
  mortgages, face amounts ranging
  from $5,500,000 to $12,100,000,
  located in North Carolina, Ohio
  and Utah
Alcohol and substance abuse                            31,967,488
  treatment facility, face amount
  of $33,300,000, located in New
  York
Medical office buildings, 8                          97,539,188(F)
  mortgages, face amounts ranging
  from $2,697,298 to $33,000,000,
  located in Arizona, Florida,
  Nevada and Tennessee
Assisted living facilities, 11                        122,520,431
  mortgages, face amounts ranging
  from $3,387,878 to $26,450,000,
  located in Florida, Michigan,
  Washington, Colorado, Idaho and
  New Jersey
Land under development, 1 loan,                        14,625,394
  located in Florida
Other notes secured by real estate                      3,799,527
  in California
                                                   --------------
                                                   $1,092,334,677(B)
                                                   ==============

----------------------------------

(A) Virtually all mortgage loans on real estate are first mortgage loans.

(B) The aggregate cost for federal income tax purposes.

(C) As of December 31, 1999, four mortgages are delinquent with principal and interest payments as the operator has filed for protection under Chapter 11 of the U.S. Bankruptcy Code. These mortgages have been placed on non-accrual status. No other mortgages are subject to delinquent principal or interest.

(D) Monthly payments of principal and interest normally payable at a level amount, with a balloon payment at maturity.

(E) Includes a mortgage loan collateralized by a long-term care facility where eroding margins and an expiring guarantee indicate that the Companies will not likely collect all amounts due. Accordingly, the Companies provided a loan loss for this asset of approximately $8,000,000.

(F) Includes five mortgage loans collaterized by five medical office buildings for which loan losses have been provided totaling approximately $13,223,000 based on management's assessment of the collectability of principal due as a result of planned asset transactions.

                             MEDITRUST CORPORATION
                                  SCHEDULE IV

                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1999

    Reconciliation of carrying amount of mortgage loans for the three years ended December 31, 1999 is as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Balance at December 31, 1996................................    $1,181,818
  Additions during period:
    New mortgage loans......................................       139,304
    Construction loan advances..............................       160,557
    Other...................................................         5,764
  Deductions during period:
    Collection of principal.................................        (7,629)
    Prepayment of mortgage loans............................       (46,989)
                                                                ----------
Balance at December 31, 1997................................     1,432,825
  Additions during period:
    New mortgage loans......................................        76,260
    Construction loan advances..............................       146,264
  Deductions during period:
    Collection of principal.................................        (9,125)
    Non-cash deduction......................................       (31,483)
    Prepayment of mortgage loans............................      (398,116)
                                                                ----------
Balance at December 31, 1998................................     1,216,625
  Additions during period:
    Construction loan advances..............................        33,321
    Non-cash increase.......................................           431
  Deductions during period:
    Collection of principal.................................       (15,646)
    Prepayment of mortgages.................................      (120,973)
    Mortgages sold..........................................       (21,423)
                                                                ----------
Balance at December 31, 1999................................     1,092,335
Allowance for loan losses...................................       (32,415)
                                                                ----------
Balance per financial statements............................    $1,059,920
                                                                ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE NOT APPLICABLE.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated by reference to Item 4a above and the table and the information appearing in the first subsection of the section entitled "Election of Directors of The Meditrust Companies"and the section entitled "The Companies -Executive Officers and Directors" contained in the Companies' Joint Proxy Statement for their Annual Meetings of Shareholders ("Annual Meetings Proxy Statement"), to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended ("Regulation 14A"). There are no family relationships among any of the Directors or executive officers of the Companies.

    Incorporated by reference to the section entitled "Certain Transactions" contained in the Companies' Annual Meetings Proxy Statement, to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated by reference to the section entitled "Executive Compensation" contained in the Companies' Annual Meeting Proxy Statement, to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference to the table appearing in the first subsection of the section entitled "Election of Directors of The Meditrust Companies" and the section entitled "Principal and Management Shareholders of The Meditrust Companies" contained in the Companies' Annual Meeting Proxy Statement, to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference to the section entitled "Certain Transactions" contained in the Companies' Annual Meeting Proxy Statement, to be filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (A) 1. FINANCIAL STATEMENTS

2.  Financial Statement Schedules

                                                              PAGE(S)
                                                              --------
Report of Independent Accountants on Financial Statement
  Schedules.................................................      126
II. Valuation and Qualifying Accounts.......................  127-148
III. Real Estate and Accumulated Depreciation...............  149-151
IV. Mortgage Loans on Real Estate...........................

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been disclosed in the notes to consolidated financial statements, and therefore, have been omitted.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       MEDITRUST CORPORATION

                                                       By:            /s/ LAURIE T. GERBER
                                                            ----------------------------------------
                                                                        Laurie T. Gerber
                                                              Chief Financial Officer and Treasurer
                                                                    (and Principal Financial
                                                                     and Accounting Officer)
Dated: February 29, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               NAME                                 TITLE                         DATE
               ----                                 -----                         ----
         /s/ CLIVE D. BODE           Chairman of the Board of Directors
----------------------------------                                          February 29, 2000
           Clive D. Bode

       /s/ WILLIAM G. BYRNES         Chief Executive Officer
----------------------------------     (Principal Executive Officer)        February 29, 2000
         William G. Byrnes

       /s/ EDWARD W. BROOKE          Director
----------------------------------                                          February 29, 2000
         Edward W. Brooke

         /s/ JAMES P. CONN           Director
----------------------------------                                          February 29, 2000
           James P. Conn

     /s/ JOHN C. CUSHMAN, III        Director
----------------------------------                                          February 29, 2000
       John C. Cushman, III

      /s/ STEPHEN E. MERRILL         Director
----------------------------------                                          February 29, 2000
        Stephen E. Merrill

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       MEDITRUST OPERATING COMPANY

                                                       By:  /s/ WILLIAM C. BAKER
                                                            ----------------------------------------
                                                            William C. Baker
                                                            President
Dated: February 29, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               NAME                                 TITLE                         DATE
               ----                                 -----                         ----
         /s/ CLIVE D. BODE           Chairman of the Board of Directors
----------------------------------                                          February 29, 2000
           Clive D. Bode

       /s/ WILLIAM C. BAKER          President and Director (Principal
----------------------------------     Executive, Financial and             February 29, 2000
         William C. Baker              Accounting Officer)

       /s/ EDWARD W. BROOKE          Director
----------------------------------                                          February 29, 2000
         Edward W. Brooke

       /s/ WILLIAM G. BYRNES         Director
----------------------------------                                          February 29, 2000
         William G. Byrnes

      /s/ STEPHEN E. MERRILL         Director
----------------------------------                                          February 29, 2000
        Stephen E. Merrill

                                 EXHIBITS INDEX

     EXHIBIT NO.                         TITLE                                METHOD OF FILING
---------------------   ----------------------------------------  ----------------------------------------
          3.1           Amended and Restated Certificate of       Filed herewith
                        Incorporation of Meditrust Corporation
                        filed with the Secretary of State of
                        Delaware on June 21, 1999

          3.2           Amended and Restated Certificate of       Filed herewith
                        Incorporation of Meditrust Operating
                        Company filed with the Secretary of
                        State of Delaware on June 21, 1999

          3.3           Amended and Restated By-laws of           Incorporated by reference to Exhibit 3.5
                        Meditrust Corporation                     to the Joint Registration Statement on
                                                                  Form S-4 of Meditrust Corporation and
                                                                  Meditrust Operating Company (File Nos.
                                                                  333-47737 and 333-47737-01)

          3.4           Amended and Restated By-laws of           Incorporated by reference to Exhibit 3.6
                        Meditrust Operating Company               to the Joint Registration Statement on
                                                                  Form S-4 of Meditrust Corporation and
                                                                  Meditrust Operating Company (File Nos.
                                                                  333-47737 and 333-47737-01)

          4.1           Meditrust Corporation Amended and         Incorporated by reference to Exhibit 4.1
                        Restated 1995 Share Award Plan            to Joint Registration Statement on Form
                                                                  S-8 of Meditrust Corporation and
                                                                  Meditrust Operating Company (File Nos.
                                                                  333-39771 and 333-39771-01

          4.2           Meditrust Operating Company Amended and   Incorporated by reference to Exhibit 4.2
                        Restated 1995 Share Award Plan            to Joint Registration Statement on Form
                                                                  S-8 of Meditrust Corporation and
                                                                  Meditrust Operating Company (File Nos.
                                                                  333-39771 and 333-39771-01)

          4.3           Form of Fiscal Agency Agreement dated     Incorporated by reference to Exhibit 4.7
                        November 15, 1993 between Meditrust and   to Form 10-K of Meditrust for the fiscal
                        Fleet National Bank, as fiscal agent      year ended December 31, 1993

          4.4           Form of Indenture dated April 23, 1992    Incorporated by reference to Exhibit 4
                        between Meditrust and Fleet National      to the Registration Statement on Form
                        Bank, as trustee                          S-3 of Meditrust (File No. 33-45979)

          4.5           Form of 9% Convertible Debenture due      Incorporated by reference to Exhibit 4.1
                        2002                                      to the Registration Statement on Form
                                                                  S-3 of Meditrust (File No. 33-45979)

          4.6           Form of Indenture, dated March 9, 1994    Incorporated by reference to Exhibit 4
                        between Meditrust and Shawmut Bank, as    to the Registration Statement on Form
                        Trustee                                   S-3 of Meditrust (File No. 33-50835)

          4.7           Form of 7 1/2% Convertible Debenture due  Incorporated by reference to Exhibit 4
                        2001                                      to the Registration Statement on Form
                                                                  S-3 of Meditrust (File No. 33-50835)

     EXHIBIT NO.                         TITLE                                METHOD OF FILING
---------------------   ----------------------------------------  ----------------------------------------
          4.8           Form of First Supplemental Indenture      Incorporated by reference to Exhibit 4.1
                        dated as of July 26, 1995, to Indenture   to the Current Report on Form 8-K of
                        dated as of July 26, 1995 between         Meditrust dated July 13, 1995
                        Meditrust and Fleet National Bank

          4.9           Form of 8.54% Convertible Senior Note     Incorporated by reference to Exhibit 4.1
                        due July 1, 2000                          to the Current Report on Form 8-K of
                                                                  Meditrust dated July 27, 1995

         4.10           Form of 8.56% Convertible Senior Note     Incorporated by reference to Exhibit 4.1
                        due July 1, 2002                          to the Current Report on Form 8-K of
                                                                  Meditrust dated July 27, 1995

         4.11           Form of Second Supplemental Indenture     Incorporated by reference to Exhibit 4.1
                        dated as of July 28, 1995, to Indenture   to the Current Report on Form 8-K of
                        dated as of July 26, 1995 between         Meditrust dated July 27, 1995
                        Meditrust and Fleet National Bank, as
                        Trustee

         4.12           Form of Fixed Rate Senior Medium-term     Incorporated by reference to Exhibit 4.3
                        Note                                      to the Current Report on Form 8-K of
                                                                  Meditrust dated August 8, 1995

         4.13           Form of Floating Rate Medium-term Note    Incorporated by reference to Exhibit 4.4
                                                                  to the Current Report on Form 8-K of
                                                                  Meditrust dated August 8, 1995

         4.14           Form of Third Supplemental Indenture      Incorporated by reference to Exhibit 4.2
                        dated as of August 10, 1995, to           to the Current Report on Form 8-K of
                        Indenture dated as of July 26, 1995       Meditrust dated August 8, 1995
                        between Meditrust and Fleet National
                        Bank

         4.15           Form of 7.375% Note due July 15, 2000     Incorporated by reference to Exhibit 4.1
                                                                  to the Current Report on Form 8-K of
                                                                  Meditrust dated July 13, 1995

         4.16           Form of 7.60% Note due July 15, 2001      Incorporated by reference to Exhibit 4.1
                                                                  to the Current Report on Form 8-K of
                                                                  Meditrust dated July 13, 1995

         4.17           Form of Fourth Supplemental Indenture     Incorporated by reference to Exhibit 4.1
                        dated as of September 5, 1996, to         to the Current Report on Form 8-K of
                        Indenture dated as of July 26, 1995       Meditrust dated September 6, 1996
                        between Meditrust and Fleet National
                        Bank

         4.18           Form of 7.82% Note due September 10,      Incorporated by reference to Exhibit 4.1
                        2026                                      to the Current Report on Form 8-K of
                                                                  Meditrust dated September 6, 1996

         4.19           Form of Fifth Supplemental Indenture      Incorporated by reference to Exhibit
                        dated as of August 12, 1997, to           4.25 to Joint Annual Report on Form 10-K
                        Indenture dated as of July 26, 1995       of The Meditrust Companies for the
                        between Meditrust and Fleet National      fiscal year ended December 31, 1998
                        Bank (State Street Bank and Trust
                        Company, as Successor Trustee)

     EXHIBIT NO.                         TITLE                                METHOD OF FILING
---------------------   ----------------------------------------  ----------------------------------------
         4.20           Form of Remarketed Reset Note due August  Incorporated by reference to Exhibit
                        15, 2002                                  4.26 to Joint Annual Report on Form 10-K
                                                                  of The Meditrust Companies for the
                                                                  fiscal year ended December 31, 1998

         4.21           Form of Sixth Supplemental Indenture      Incorporated by reference to Exhibit
                        dated as of August 12, 1997, to           4.27 to Joint Annual Report on Form 10-K
                        Indenture dated as of July 26, 1995       of The Meditrust Companies for the
                        between Meditrust and State Street Bank   fiscal year ended December 31, 1998
                        and Trust Company

         4.22           Form of 7% Notes due August 15, 2007      Incorporated by reference to Exhibit
                                                                  4.28 to Joint Annual Report on Form 10-K
                                                                  of The Meditrust Companies for the
                                                                  fiscal year ended December 31, 1998

         4.23           Form of Seventh Supplemental Indenture    Incorporated by reference to Exhibit
                        dated August 12, 1997, to Indenture       4.29 to Joint Annual Report on Form 10-K
                        dated as of July 26, 1995 between         of The Meditrust Companies for the
                        Meditrust and State Street Bank and       fiscal year ended December 31, 1998
                        Trust Company

         4.24           Form of 7.114% Note due August 15, 2011   Incorporated by reference to Exhibit
                                                                  4.30 to Joint Annual Report on Form 10-K
                                                                  of The Meditrust Companies for the
                                                                  fiscal year ended December 31, 1998

         4.25           Form of Deposit Agreement, among          Incorporated by reference to Exhibit 4.3
                        Meditrust Corporation and State Street    to Joint Current Report on Form 8-K of
                        Bank and Trust Company and all holders    Meditrust Corporation and Meditrust
                        from time to time of Receipts for         Operating Company, event date June 16,
                        Depositary Shares, including form of      1998
                        Depositary Receipts

         10.1           Credit Agreement dated as of July 17,     Incorporated by reference to Joint
                        1998 among Meditrust Corporation, Morgan  Quarterly Report on Form 10-Q for the
                        Guaranty Trust Company of New York and    Quarter ended June 30, 1998
                        the other Banks set forth therein

         10.2           Amended and Restated Lease Agreement      Incorporated by reference to Exhibit 2.2
                        between Mediplex of Queens, Inc. and      to the Current Report on Form 8-K of
                        QPH, Inc. dated December 30, 1986         Meditrust dated January 13, 1987

         10.3           Registration Rights Agreement, dated as   Incorporated by reference to Exhibit
                        of January 3, 1998 by and among           10.3 to Joint Current Report on Form 8-K
                        Meditrust Corporation, Meditrust          of Meditrust Corporation and Meditrust
                        Operating Company and certain other       Operating Company, event date
                        parties signatory thereto                 January 8, 1998

         10.4           Shareholders Agreement, dated as of       Incorporated by reference to Exhibit
                        January 3, 1998, by and among Meditrust   10.2 to Joint Current Report of Form 8-K
                        Corporation, Meditrust Operating          of Meditrust Corporation and Meditrust
                        Company, certain shareholders of La       Operating Company, event date
                        Quinta Inns, Inc., and solely for         January 8, 1998
                        purposes of Section 3.6 of such
                        Agreement, La Quinta Inns, Inc.

     EXHIBIT NO.                         TITLE                                METHOD OF FILING
---------------------   ----------------------------------------  ----------------------------------------
         10.5           First Amendment to Shareholders           Incorporated by reference to Annex D-1
                        Agreement dated April 30, 1998, by and    to the Joint Proxy Statement/Prospectus
                        among Meditrust Corporation, Meditrust    on Form S-4/A of Meditrust Corporation
                        Operating Company and certain             and Meditrust Operating Company (File
                        shareholders of La Quinta Inns, Inc.,     Nos. 333-47737 and 333-47737-01)
                        and solely for the purposes of Section
                        3.6 of such Agreement, La Quinta Inns,
                        Inc.

         10.6           Amendment to Credit Agreement dated as    Incorporated by reference to Exhibit
                        of November 23, 1998 among Meditrust      10.16 to Joint Annual Report on Form
                        Corporation, Morgan Guaranty Trust        10-K of The Meditrust Companies for the
                        Company of New York and the other Banks   fiscal year ended December 31, 1998
                        set forth therein

         10.7           Second Amendment to Credit Agreement      Incorporated by reference to Exhibit
                        dated as of March 10, 1999 by and among   99.1 to Joint Quarterly Report on Form
                        Meditrust Corporation, Morgan Guaranty    10-Q for the Quarter ended March 31,
                        Trust Company of New York and the other   1999
                        Banks set forth therein

         10.8           Employment Agreement dated as of January  Incorporated by reference to Exhibit
                        1, 1999 by and between Meditrust          10.1 to Joint Quarterly Report on Form
                        Corporation and David F. Benson           10-Q for the Quarter ended March 31,
                                                                  1999

         10.9           Employment Agreement dated as of January  Incorporated by reference to Exhibit
                        1, 1999 by and between Meditrust          10.2 to Joint Quarterly Report on Form
                        Corporation and Michael S. Benjamin       10-Q for the Quarter ended March 31,
                                                                  1999

        10.10           Employment Agreement dated as of January  Incorporated by reference to Exhibit
                        1, 1999 by and between Meditrust          10.3 to Joint Quarterly Report on Form
                        Corporation and Michael F. Bushee         10-Q for the Quarter ended March 31,
                                                                  1999

        10.11           Employment Agreement dated as of January  Incorporated by reference to Exhibit
                        1, 1999 by and between Meditrust          10.4 to Joint Quarterly Report on Form
                        Corporation and Laurie T. Gerber          10-Q for the Quarter ended March 31,
                                                                  1999

        10.12           Separation Agreement dated as of          Incorporated by reference to Exhibit
                        May 10, 1999 by and among Meditrust       99.2 to Joint Current Report on Form 8-K
                        Corporation, Meditrust Operating          of Meditrust Corporation and Meditrust
                        Company, Abraham D. Gosman and other      Operating Company, event dated May 10,
                        parties thereto                           1999

        10.13           Termination and Severance Agreement       Incorporated by reference to Exhibit
                        dated as of January 28, 2000 by and       99.2 to Joint Current Report on Form 8-K
                        among Meditrust Corporation, Meditrust    of Meditrust Corporation and Meditrust
                        Operating Company, David F. Benson and    Operating Company, event dated
                        other parties thereto                     January 28, 2000

           11           Statement Regarding Computation of Per    See financial statements
                        Share Earnings

           21           Subsidiaries of the Registrant            Filed herewith

           23           Consent of PricewaterhouseCoopers L.L.P.  Filed herewith

         27.1           Financial Data Schedule                   Filed herewith

         27.2           Financial Data Schedule                   Filed herewith