Form 10-K/A
period 1999-12-31
MEDITRUST CORP; MEDITRUST OPERATING CO
filed 2000-05-01
CIK 314661, 313749

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(MARK ONE)

 /X/ AMENDMENT NO. 1 TO JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR

       ENDED DECEMBER 31, 1999

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM ________________ TO ____________

      Commission file number 0-9109               Commission file number 0-9110

          MEDITRUST CORPORATION                    MEDITRUST OPERATING COMPANY
        --------------------------                 --------------------------
  (Exact name of registrant as specified  (Exact name of registrant as specified
             in its charter)                           in its charter)

                 Delaware                                 Delaware
                ----------                                ---------
     (State or other jurisdiction of           (State or other jurisdiction of
      incorporation or organization)           incorporation or organization)

                95-3520818                               95-3419438
            -----------------                         ----------------
   (I.R.S. Employer Identification No.)     (I.R.S. Employer Identification No.)

       197 First Avenue, Suite 300               197 First Avenue, Suite 100
     Needham Heights, Massachusetts             Needham Heights, Massachusetts
             02494-9127                               02494-9127
      ------------------------------           -------------------------------
     (Address of Principal executive           (Address of Principal executive
       offices including zip code)               offices including zip code)

              (781) 433-6000                           (781) 453-8062
            ------------------                       -------------------
     (Registrant's telephone number,           (Registrant's telephone number,
           including area code)                     including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      MEDITRUST CORPORATION                    MEDITRUST OPERATING COMPANY
   ---------------------------                -----------------------------

 Title of Each Class and Name of             Title of Each Class and Name of
    -------------------------                   -------------------------

Each Exchange on Which Registered           Each Exchange on Which Registered
        -----------------                          ------------------

--------------------------------------------------------------------------------

           Common Stock $.10 Par Value,             Common Stock $.10 Par Value,
             New York Stock Exchange                  New York Stock Exchange

       9% convertible Debentures due 2002,
             New York Stock Exchange

     7 1/2% Convertible Debentures due 2001,
             New York Stock Exchange

              7.375% Notes due 2000,
             New York Stock Exchange

               7.6% Notes due 2001,
             New York Stock Exchange

      Cumulative Redeemable Preferred Stock
         represented by depositary shares

representing 1/10th of a share of Series A Preferred Stock,
             New York Stock Exchange

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

            Yes    X                            No
                ------                             ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A, or any amendment to this Form 10-K/A.

               ------------

    Aggregate market value of the paired voting stock of Meditrust Corporation ("Meditrust") and of Meditrust Operating Company ("Operating") held by non-affiliates as of February 4, 2000 was $485,429,000. The number of shares of common stock, par value $.10 per share, outstanding as of February 4, 2000 for Meditrust was 142,520,998 and Operating was 141,215,611.

    The following documents are incorporated by reference into the indicated Part of this Form 10-K/A.

             Document                                   Part
             --------                                   ----
             None                                       N/A

--------------------------------------------------------------------------------

         For the purposes of this Joint Annual Report on Form 10-K/A, Meditrust Corporation and Meditrust Operating Company are referred to as "Meditrust" and "Operating," respectively, and "The Meditrust Companies," collectively. Meditrust also refers, as the context may require, to Meditrust, the Massachusetts business trust ("Meditrust's Predecessor").

Item 4a.

                      EXECUTIVE OFFICERS OF THE REGISTRANTS

         The following information relative to Meditrust's executive officers is given as of April 29, 2000:


Name                  Age   Position with Meditrust
----                  ---   -----------------------
Francis W. Cash       58    Chief Executive Officer and President
Clive D. Bode         56    Chairman of the Board
Michael F. Bushee     42    Chief Operating Officer
Michael S. Benjamin   42    Senior Vice President, Secretary and General Counsel
Laurie T. Gerber      42    Chief Financial Officer and Treasurer


         Francis W. Cash has been President and Chief Executive Officer of Meditrust and President, Chief Executive Officer and Treasurer of Operating since April 17, 2000. He was the Chairman of the Board, Chief Executive Officer, President and a director of Mariner Healthcare Group, Inc. from September 8, 1999 until March, 2000. From July 1995 to August 1999, Mr. Cash served as President and Chief Executive Officer of Red Roof Inns, Inc. ("Red Roof Inns"). He also served as Chairman of the Board of Red Roof Inns from June 1996 to August 1999. Prior to his service at Red Roof Inns, Mr. Cash served as President and Chief Operating Officer of NovaCare, Inc. from October 1992 to June 1995. Prior to that, Mr. Cash served in a number of senior executive positions for 18 years at Marriott Corporation, most recently as President, Marriott Service Group.

         Clive D. Bode has been Chairman of the Boards of Meditrust and Operating since October 1999. Mr. Bode has been a special advisor to certain members of the Bass Family of Fort Worth, Texas for the past 10 years. Mr. Bode is also Director of Kelly, Hart & Hallman, a Fort Worth based law firm.

         Michael F. Bushee has been Chief Operating Officer of Meditrust since September 1994. He was Senior Vice President of Operations of Meditrust from November 1993 through August 1994, Vice President from December 1989 to October 1993, Director of Development from January 1988 to December 1989 and has been associated with Meditrust since April 1987. Mr. Bushee was previously associated with The Stop & Shop Companies, Inc., a retailer of food products and general merchandise, for three years and Wolf & Company, P.C., independent accountants, for four years.

         Michael S. Benjamin has been Senior Vice President, Secretary and General Counsel of Meditrust since October 1993. He was Vice President, Secretary and General Counsel from May 1992 to October 1993, Secretary and General Counsel from December 1990 to May 1992 and Assistant Counsel to Meditrust from November 1989 to December 1990. His previous association was with the law firm of Brown, Rudnick, Freed & Gesmer, from 1983 to 1989.

         Laurie T. Gerber, a Certified Public Accountant, joined Meditrust in December 1996 as Chief Financial Officer and became Treasurer in January 2000. Prior to joining Meditrust, she was a partner in the accounting firm of Coopers & Lybrand, L.L.P., where she worked for 14 years.

         The following information relative to Operating executive officers is given as of April 29, 2000:


Name                    Age    Position with Operating
----                    ---    -----------------------
Francis W. Cash         58     Chief Executive Officer, President and Treasurer
Clive D. Bode           56     Chairman of the Board


         Francis W. Cash has been President and Chief Executive Officer of Meditrust and President, Chief Executive Officer and Treasurer of Operating since April 17, 2000. He was the Chairman of the Board, Chief Executive Officer, President and a director of Mariner Healthcare Group, Inc. from September 8, 1999 until March, 2000. From July 1995 to August 1999, Mr. Cash served as President and Chief Executive Officer of Red Roof Inns, Inc. ("Red Roof Inns"). He also served as Chairman of the Board of Red Roof Inns from June 1996 to August 1999. Prior to his service at Red Roof Inns, Mr. Cash served as President and Chief Operating Officer of NovaCare, Inc. from October 1992 to June 1995. Prior to that, Mr. Cash served in a number of senior executive positions for 18 years at Marriott Corporation, most recently as President, Marriott Service Group.

         Clive D. Bode has been Chairman of the Boards of Meditrust and Operating since October 1999. Mr. Bode has been a special advisor to certain members of the Bass Family of Fort Worth, Texas for the past 10 years. Mr. Bode is also Director of Kelly, Hart & Hallman, a Fort Worth based law firm.

                                    PART III

General

         As used in this Part III, the term "Shares" means shares of beneficial interest of Meditrust's Predecessor or Shares of paired common stock of Meditrust and Operating, as the context may require. The mergers of Meditrust's Predecessor with and into Santa Anita Realty Enterprises, Inc. ("SAE"), with SAE as the surviving corporation, and Meditrust Acquisition Corporation with and into Santa Anita Operating Company ("SAO" and together with SAE, "Santa Anita"), with SAO as the surviving corporation, are herein referred to as the "Santa Anita Mergers." All Share prices and numbers of Shares have been adjusted to reflect the Santa Anita Mergers.

Item 10.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Executive Officers of The Meditrust Companies

         Incorporated by reference to Item 4a of this Form 10-K/A under the caption "Executive Officers of the Registrants."

Directors of The Meditrust Companies

         The respective Boards of Directors of each of The Meditrust Companies are divided into three classes. Each class has a term of three years and the terms are staggered so that in each year only one class of Directors for each of The Meditrust Companies is elected.

                                Current Directors
                                       Of
                             The Meditrust Companies


                                                       Director of          Director of
                                                       Meditrust            Operating
Name and Principal                                     and its              and its
Occupation or Employment                      Age      Predecessor since    Predecessor since           Terms Expire
------------------------                      ---       -----------------    ------------
Francis W. Cash                               58          2000                 2000                           2001
    Chief Executive Officer and President of
      Meditrust
    Chief Executive Officer, President and
      Treasurer of Operating

William C. Baker                              66          2000                 1991                           2000
    Retired

Clive D. Bode                                 56          1999                 1999                           2002
    Chairman

Edward W. Brooke                              80          1985                 1997                           2000
    Retired

William G. Byrnes                             49          2000                 1998                           2001
    Chairman and Chief Executive Officer of
    Capital Market Solutions LLC

James P. Conn                                 62          1995                 2000                           2002
    Managing Director and Chief Investment
    Officer of Financial Security Assurance,
    Inc., an insurance company

John C. Cushman, III                          59          1996                 2000                           2000
    President and Chief Executive Officer
    of Cushman Realty Corporation,
    a commercial real estate brokerage firm

Stephen E. Merrill                            53          1998                 1998                           2002
    President, Bingham Consulting Group,
    LLC


         Francis W. Cash has been President and Chief Executive Officer of Meditrust and President, Chief Executive Officer and Treasurer of Operating since April 17, 2000. He was the Chairman of the Board, Chief Executive Officer, President and a director of Mariner Healthcare Group, Inc. from September 8, 1999 until March, 2000. From July 1995 to August 1999, Mr. Cash served as President and Chief Executive Officer of Red Roof Inns, Inc. ("Red Roof Inns"). He also served as Chairman of the Board of Red Roof Inns from June 1996 to August 1999. Prior to his service at Red Roof Inns, Mr. Cash served as President and Chief Operating Officer of NovaCare, Inc. from October 1992 to June 1995. Prior to that, Mr. Cash served in a number of senior executive positions for 18 years at Marriott Corporation, most recently as President, Marriott Service Group.

         William C. Baker has been a Director of Operating since October 1991 and was appointed a Director of Meditrust in April 2000. Mr. Baker served as President and Treasurer of Operating from August 1998 through April 2000. Mr. Baker was Chief Executive Officer of Santa Anita Realty Enterprises from April 1996 to August 1996. Mr. Baker was the President of Red Robin International, Inc. (restaurant company) from 1993 to 1995, a private investor from 1988 to 1992 and Chairman of the Board and Chief Executive Officer of Del Taco, Inc. from 1976 to 1988. He has also served as Chairman of the Board of Coast Newport Properties since 1991. Mr. Baker is a Director of Callaway Golf Company and Public Storage, Inc. He is also the President and Chief Executive Officer of Los Angeles Turf Club, Incorporated.

         Clive D. Bode has been Chairman of the Boards of Meditrust and Operating since October 1999. Mr. Bode has been a special advisor to certain members of the Bass Family of Fort Worth, Texas for the past 10 years. Mr. Bode is also Director of Kelly, Hart & Hallman, a Fort Worth based law firm.

         Edward W. Brooke has been a Director of The Meditrust Companies since 1985. Senator Brooke was a partner of O'Connor & Hannan, a Washington, D.C. law firm, from 1979 until January 1989. From 1979 until October 1990 he was Of Counsel to Csaplar & Bok, a Boston law firm. He was United States Senator from Massachusetts from January 1967 to January 1979 and the Massachusetts Attorney General from 1963 to 1967.

         William G. Byrnes has been a Director of Operating since 1998 and was appointed a Director of Meditrust in April 2000. Mr. Byrnes served as Chief Executive Officer of Meditrust from January 2000 through Mr. Cash's appointment in April 2000. He was previously a Distinguished Professor of Finance at Georgetown University, from August 1988 to May 1999, and was associated with Alex.Brown and Sons, investment bankers, from 1981 through 1998. Mr. Byrnes is also Chairman and CEO of Capital Market Solutions LLC and a Director of JDN Realty Corporation, a real estate development and asset management company traded on the New York Stock Exchange and a Director of Security Capital Preferred Growth Incorporated and non-executive Chairman of Pulpfree, Inc.

         James P. Conn has been a Director of Meditrust since 1995 and was appointed a Director of Operating in April 2000. Mr. Conn has been the Managing Director and Chief Investment Officer of Financial Security Assurance, Inc. (insurance) since 1992. He was also the President and Chief Executive Officer of Bay Meadows Operating Company (horse racing) from 1988 to 1992. Mr. Conn is a Trustee of Gabelli Equity Trust and Gabelli Global Multimedia Trust (investment companies) and a member of the Board of Directors of First Republic Bank.

         John C. Cushman, III has been a Director of Meditrust since 1996 and was appointed a Director of Operating in April 2000. Mr. Cushman has been the President and Chief Executive Officer of Cushman Realty Corporation since 1978. He is a Director of National Golf Properties, Inc., Los Angeles Turf Club, Incorporated, Digital Gene Technologies, Inc. and Zaca Mesa Winery.

         Stephen E. Merrill has been a Director of The Meditrust Companies since May 1998. Mr. Merrill is the President of Bingham Consulting Group, L.L.C. and was Of Counsel to the law firm Choate, Hall & Stewart from March 1997 to February 1999. Previously, Mr. Merrill served as Governor of the State of New Hampshire from 1993 through 1997. He was senior partner in the law firm Merrill & Broderick from 1989 through 1993 and served as Attorney General for the State of New Hampshire from 1985 through 1989. Mr. Merrill also served as legal counsel and Chief of Staff to the Governor of the State of New Hampshire from 1982 through 1985.

Family Relationships

         There are no family relationships among any of the Directors, executive officers or persons nominated or chosen to become a Director or executive officer of The Meditrust Companies.

Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to The Meditrust Companies during its most recent fiscal year, Forms 5 and amendments thereto furnished to The Meditrust Companies with respect to its most recent fiscal year and written representations furnished to The Meditrust Companies, no officer, Director or 10% beneficial owner of The Meditrust Companies failed to timely file a required Form except that one transaction involving the purchase of 1,000 shares was inadvertently filed ten days after the deadline by Stephen E. Merrill. This Form 4 was subsequently filed by Mr. Merrill.

Item 11.

                             EXECUTIVE COMPENSATION

Meditrust

    The following table sets forth the compensation paid to those individuals who served as Meditrust's Chief Executive Officer, or in a similar capacity, during 1999 and the four other most highly compensated executive officers other than the Chief Executive Officer, or such individuals who served in a similar capacity, in 1999 for services rendered in all capacities to Meditrust and its subsidiaries during the fiscal years ended December 31, 1999, 1998 and 1997.


                           Summary Compensation Table
                                                                          Long-Term Compensation
                                            Annual Compensation                       Awards
                                                                          Restricted          Securities      All other
                                                                            Stock           Under-Lying       Compen-
Name and Principal                                                        Award(s)            Options/        sation
      Position                     Year     Salary ($)     Bonus ($)        ($)(6)             SARs (#)       ($)(2)
------------------------           ----     ----------     ---------      ------------      -------------     ---------
Francis W. Cash(1)                 1999        N/A            N/A            N/A                 N/A             N/A
    Chief Executive Officer and
    President

Michael S. Benjamin                1999      300,000       221,607(3)       178,125              -0-             6,786
    Senior Vice President and      1998      300,000       194,718(3)     1,125,000            150,000           6,785
    Secretary                      1997      200,000       238,141(3)                                            6,536

Michael F. Bushee                  1999      300,000       221,607(3)       178,125              -0-             6,627
    Chief Operating Officer        1998      300,000       194,718(3)     1,125,000            150,000           6,627
                                   1997      200,000       238,141(3)                                            6,377

Laurie T. Gerber                   1999      275,000       215,000          178,125              -0-             6,157
    Chief Financial Officer        1998      250,000       150,000        1,125,000            150,000           6,157
                                   1997      155,000       149,525(4)                                            5,907

David F. Benson                    1999      500,000        10,096(5)       178,125              -0-             6,860
    Former Chief Executive Officer 1998      500,000       319,912(5)     2,812,500            375,000           6,860
    And President                  1997      350,000       391,382(5)                                            6,610


--------------------
(1) Mr. Cash became Meditrust's Chief Executive Officer and President in April 2000. Accordingly, no compensation information is presented for Mr. Cash.

(2)  Includes 401(k) plan contribution of $5,000, $5,000, $5,000 and $5,000 in
     1999, $5,000, $5,000, $5,000 and $5,000 in 1998, $4,750, $4,750, $4,750 and
     $4,750 in 1997, and term life insurance premium payments of $1,860, $1,786, $1,627 and $1,157 in 1999, $1,860, $1,785, $1,627 and $1,157 in 1998,
     $1,860, $1,785, $1,627, and $1,157 in 1997, on behalf of Messrs. Benson,
     Benjamin and Bushee and Ms. Gerber, respectively.

(3)  For the years 1999, 1998 and 1997, $6,607, $44,718, and $86,875 of which relates to Meditrust's issuance to each of Messrs. Benjamin and Bushee of
     (i) 428 Shares in one installment valued at $15.44 per Share on January 4, 2000, (ii)1,646 Shares in four installments valued at $36.38, $30.94, $26.81 and $16.00 per Share in January, 1998, April, 1998, July, 1998 and October,1998; and (iii) 2,734 Shares in installments valued at $30.27, $31.89 and $36.38 per Share on April 1, 1997, July 1, 1997 and January 2, 1997. All issuance prices were the closing prices for Shares on the New York Stock Exchange on the respective dates of issuance.

(4) For the year 1997, $39,472 of which relates to Meditrust's issuance to Ms. Gerber of (i) 1,224 Shares in three equal installments valued at $30.27, $31.89 and $34.59 per Share on April 1, 1997, July 1, 1997 and October 10, 1997. All issuance prices are the closing prices for Shares on the New York Stock Exchange on the respective dates of issuance.

(5)  For the years 1999, 1998 and 1997, $10,096, $69,912, and $167,286 of which relates to Meditrust's issuance to Mr. Benson of (i) 654 Shares in one installment valued at $15.44 per Share on January 4, 2000 (ii) 2,558 Shares in four installments valued at $36.38, $30.94, $26.81 and $16.00 per Share in January, 1998, April, 1998, July, 1998 and October, 1998;
     and (iii) 5,097 Shares in three installments valued at $30.27, $31.89 and $36.38 per Share on April 1, 1997, July 1, 1997 and October 10, 1997. All issuance prices were the closing prices for Shares on the New York Stock Exchange on the respective dates of issuance.

(6) On August 10, 1999 Meditrust issued 10,000, 10,000, and 10,000 Shares of restricted stock, which as of December 31, 1999 had a value of $55,000, $55,000 and $55,000 to Mssrs. Benjamin and Bushee and Ms. Gerber. On July 31, 1998, Meditrust issued 125,000, 50,000, 50,000 and 50,000 Shares of restricted stock, which as of December 31, 1998 had a value of $1,875,000, $750,000, $750,000 and $750,000, to Messrs. Benson, Benjamin and Bushee and Ms. Gerber. The restricted stock vests on the earlier of the 8th year or upon achievement of the following performance criteria: achievement of Funds from Operations of $2.92 in 2000, $3.10 in 2001, $3.28 in 2002, $3.48
     in 2003 and $3.69 in 2004. All of the restricted stock immediately vests upon a change of control of Meditrust. Dividends were paid in August and November as to 1999 and August, September and November as to 1998.

         The following table sets forth information concerning the grant of stock options to the following persons during the fiscal year ended December 31, 1999:

                Option Grants in Last Fiscal Year


                          Number of
                           Securities            Percent of Total
                          Underlying             Options Granted         Exercise on                       Grant
                           Options                to Employees            Base Price        Expiration     Date Present
Name                      Granted(#)                   in 1999              ($/Share)            Date      Value ($)
----                      ----------             ------------------      --------------     ------------   -------------
Francis W. Cash                 N/A                 N/A                   N/A                     N/A            N/A
Michael S. Benjamin             -0-                 -0-                   -0-                     -0-            -0-
Michael F. Bushee               -0-                 -0-                   -0-                     -0-            -0-
Laurie T. Gerber                -0-                 -0-                   -0-                     -0-            -0-
David F. Benson                 -0-                 -0-                   -0-                     -0-            -0-



---------------

         The following table sets forth information concerning exercises of stock options by the following persons during the fiscal year ended December 31, 1999 and the number and value of their stock options at December 31, 1999:

               Aggregated Option Exercises in Last Fiscal Year and
                          Fiscal Year-End Option Values


                                                               Number of Securities             Value of Unexercised
                                Shares            Value        Underlying Unexercised           In-the-Money Options at
                             Acquired on        Realized       Options at 12/31/99 (#)          12/31/99 ($)Exercisable/
Name                         Exercise(#)         ($)(1)        Exercisable/Unexercisable        Unexercisable(2)
----                         ------------       ----------     -------------------------        ------------------------
Francis W. Cash                    N/A             N/A                        N/A                       N/A

Michael S. Benjamin                -0-             -0-                201,234/341,289                   -0-/-0-

Michael F. Bushee                  -0-             -0-                201,234/341,289                   -0-/-0-

Laurie T. Gerber                   -0-             -0-                 73,063/197,097                   -0-/-0-

David F. Benson                    -0-             -0-                345,723/600,885                   -0-/-0-


------------------

(1)  Market value of underlying securities at exercise, less the exercise price.

(2)  Market value of $5.50 as of December 31, 1999, less the exercise price.

Operating

       The following table sets forth the compensation paid to those individuals who served as Operating's Chief Executive Officer during 1999 for services rendered in all capacities to Operating and its subsidiaries during the fiscal years ended December 31, 1999, 1998 and 1997.

                           Summary Compensation Table


                                                                                    Long-Term
                                                                                   Compensation
                                                      Annual Compensation             Awards
                                                   -----------------------         ------------
                                                                                   Restricted          All other
Name and Principal                                                                   Stock           Compensation
      Position                        Year         Salary ($)    Bonus ($)          Awards ($)          ($)(2)
------------------------              ----         ----------    ---------         -------------     ------------
Francis W. Cash(1)                    1999          N/A            N/A                   N/A              N/A
     Chief Executive Officer,
     President and Treasurer

William C. Baker                      1999            0                                    0              0
     Former Chief Executive Officer,  1998            0          45,844                     (3)            (4)
     President and Treasurer          1997      300,000         350,000                    0          4,352(5)


----------

(1) Mr. Cash became Chief Executive Officer and President in April 2000. Accordingly, no compensation information is presented for Mr. Cash.

(2) Includes 401(k) plan contribution of $0 in 1998, $0 in 1997 and $0 in 1996, and term life insurance premium payments of $0 in 1998, $4,352 in 1997, on behalf of Mr. Baker.

(3) On July 31, 1998, Operating issued 75,000 Shares of restricted stock at $22.50 per Share to Mr. Baker, which as of the grant date had a value of $1,687,500. As of December 31, 1998 the restricted stock had a value of $1,125,000. This grant was forfeited on January 4, 1999. Dividends were paid in August, September and November of 1998.

(4)  Does not include severance payments of $1,723,800 paid to Mr. Baker.

(5) Does not include severance payments of $1,583,233 paid in 1997 to Mr. Baker in connection with the Santa Anita Merger.

         The following table sets forth information concerning exercises of stock options by the following persons during the fiscal year ended December 31, 1999 and the number and value of their stock options at December 31, 1999:

               Aggregated Option Exercises in Last Fiscal Year and
                          Fiscal Year-End Option Values


                                                          Number of Securities              Value of Unexercised
                           Shares           Value         Underlying Unexercised                In-the-Money
                           Acquired on      Realized      Options at 12/31/99 (#)         Options at 12/31/99 ($)
Name                       Exercise(#)      ($)(1)        Exercisable/Unexercisable       Exercisable/Unexercisable
----                       -----------      ------        -------------------------       -------------------------
Francis W. Cash              N/A            N/A                        N/A                             N/A

William C. Baker             -0-            -0-                        0/0                             0/0


----------

(1)  Market value of underlying securities at exercise, less the exercise price.

Further Information Regarding the Boards of Directors and Executive Officers

Directors Compensation

        The Meditrust Companies pay each Director who is not otherwise an employee of The Meditrust Companies a fee of $30,000 per year for services as a Director plus $1,000 per day for attendance at each meeting of the full Board of Directors. In addition, the Chairman and each member of a committee of the Board of Directors are paid $1,250 and $ 1,000, respectively, for attendance at a committee meeting. The Meditrust Companies reimburse the Directors for travel expenses incurred in connection with their duties as Directors of The Meditrust Companies. In addition, The Meditrust Companies from time to time pays Directors additional fees in connection with various special projects.

Employment Arrangements

         EMPLOYMENT ARRANGEMENT WITH CHIEF EXECUTIVE OFFICER AND PRESIDENT FRANCIS W. CASH. Effective April 17, 2000, Francis W. Cash ("Mr. Cash") entered into an Employment Agreement with Meditrust. Mr. Cash's Employment Agreement provides that he will serve as President and Chief Executive Officer of Meditrust until the third anniversary of the effective date of his Employment Agreement, at which time the Employment Agreement will be renewed automatically thereafter for successive one-year terms unless six (6) months notice of non-renewal is given by either party to the other. Mr. Cash is eligible to receive an annual bonus to be determined by the Compensation Committee of an amount between 100% and 200% of his base compensation.

         Upon termination of Mr. Cash's employment due to death or disability of Mr. Cash, Meditrust shall pay to Mr. Cash (or his beneficiary in the event of his death) any base salary, bonus or other compensation earned but not paid and the pro rata amount of the annual base target bonus payable. Additionally, Meditrust will continue to provide health benefits for at least two years.

         Upon termination of Mr. Cash's employment by Meditrust other than for cause or by Mr. Cash for "Good Reason," Meditrust shall pay Mr. Cash, in addition to the amounts described in the immediately preceding paragraph, a lump sum payment equal to two times the sum of Mr. Cash's base salary and base target bonus. Further, 20% of the original number of Mr. Cash's Performance Shares and Options covering 20% of the original number of Paired Shares in each Option shall accelerate and become vested and exercisable. Additionally, Meditrust will continue to provide health benefits for at least two years.

         If a "Change in Control" (as defined in Mr. Cash's Employment Agreement) occurs and Mr. Cash's employment is terminated within two years of such Change in Control as a result of an Executive Termination Event (as defined in Mr. Cash's Employment Agreement), Mr. Cash shall be entitled to the following severance benefits: (i) an amount equal to three times the average of his annual base salary (for the three fiscal years preceding the Change in Control) and three times the average of his cash bonuses paid (for the two fiscal years preceding the Change in Control); (ii) an amount equal to Mr. Cash's full base salary through the termination date and the pro rata amount of the maximum base target bonus available during such year; and (iii) all unvested equity, including Performance Shares and Options, shall become fully vested and exercisable. Additionally, Meditrust will purchase Mr. Cash's house at market value, provide certain outplacement assistance and will continue to provide health benefits for the balance of the term.

         EMPLOYMENT ARRANGEMENTS WITH EXECUTIVE OFFICERS MICHAEL S. BENJAMIN, MICHAEL F. BUSHEE AND LAURIE T. GERBER. Effective January 1, 1999, each of Michael S. Benjamin, Michael F. Bushee and Laurie T. Gerber (each, an "Executive") entered into an Employment Agreement with Meditrust. Messrs. Benjamin's and Bushee's and Ms. Gerber's Employment Agreements provide that they will serve as the Senior Vice President and General Counsel, Chief Operating Officer and Chief Financial Officer, respectively, of Meditrust until the third anniversary of the effective date of the respective Employment Agreement. Each Employment Agreement is automatically extended for an additional one-year term unless either of the respective parties thereto elects to terminate the respective Employment Agreement by notice in writing at least 90 days prior to the end of the term of such Employment Agreement. Each Executive is eligible to receive an annual bonus to be determined by the Compensation Committee of an amount 40% and 80% of his or her base compensation. Upon termination of employment due to the death or disability of an Executive, all unexercisable stock options and non-vested stock-based grants and performance units will immediately vest and will be exercisable for 90 days. Additionally, Meditrust will provide health insurance coverage for at least two years.

         If an Executive's employment is terminated by such Executive for "good reason," or if Meditrust terminates his or her employment without "cause," Meditrust will pay such Executive a severance payment equal to, at a minimum, two times the sum of his or her average base compensation (determined in accordance with the respective Employment Agreement) and average incentive compensation (determined in accordance with the respective Employment Agreement) (for each Executive, the "Severance Payment").

         If a "Change in Control" (as defined in the respective Employment Agreement) occurs and the Executive's employment is terminated for any reason other than death, disability or voluntary resignation within two years of such Change in Control, Meditrust must pay the subject Executive a lump sum amount equal to such Executive's Severance Payment and all stock options and other stock-based awards and performance units will become immediately exercisable or non-forfeitable.

EMPLOYMENT SEPARATION AGREEMENT WITH FORMER CHIEF EXECUTIVE OFFICER DAVID F. BENSON. On January 28, 2000, David F. Benson and the Meditrust Companies entered into a separation agreement terminating the Employment Agreement entered into as of January 1, 1999, by and between Meditrust and Mr. Benson. The separation agreement governs the separation of Mr. Benson from the Meditrust Companies and confirms his resignation from the office of Chief Executive Officer of Meditrust. As part of the separation agreement Mr. Benson received a severance payment of $8,995,000 in cash and 155,000 paired shares of the Meditrust Companies' stock (which represented the vesting of previously awarded performance shares), and, to the extent he had participated in such plans prior to the separation, the continuation for a five year period of participation in the Meditrust Companies' group health and dental plans and in the life and disability insurance plans. Both Mr. Benson and the Meditrust Companies agreed to release and discharge all charges, complaints, claims, causes of action, damages and debts that related in any manner to Mr. Benson's employment with or termination of employment from the Meditrust Companies. As part of the separation agreement Mr. Benson agreed to provide consulting services to the Meditrust Companies for a ten (10) month period for which the Meditrust Companies agreed to pay him a fee of $400,000.

Familial Relationships

        There are no family relationships among any of the Directors or executive officers of The Meditrust Companies.

Item 12.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal and Management Shareholders of The Meditrust Companies. The following table sets forth as of February 24, 2000, except as otherwise noted, the number of Paired Shares beneficially owned, directly or indirectly, by (i) each of the Directors of each of The Meditrust Companies, (ii) all persons who served as chief executive officer of either of The Meditrust Companies for the year ended December 31, 1999, (iii) each of the four most highly compensated executive officers for the year ended December 31, 1999, (iv) all Directors and current executive officers of The Meditrust Companies as a group, and (v) all persons who, to the knowledge of The Meditrust Companies, beneficially own five percent or more of the Paired Shares as of February 24, 2000. Unless otherwise indicated, all information concerning beneficial ownership was provided by the respective Director, executive officer or five percent beneficial owner, as the case may be.


                                                    Amount and Nature of
Name of Beneficial Owner                            Beneficial Ownership(1)                 Percent of Class
Directors and Executive Officers:

Francis W. Cash                                                -0-                                 *
William C. Baker                                             101,400                               *
Edward W. Brooke                                             195,963                               *
William G. Byrnes                                            120,182                               *
James P. Conn                                                 42,347                               *
John C. Cushman, III                                         295,980                               *
Stephen E. Merrill                                             2,000                               *
Michael S. Benjamin                                          215,761(17)                           *
Michael F. Bushee                                            217,412(17)                           *
Laurie T. Gerber                                              78,697(17)                           *
Clive D. Bode                                                 25,000                               *
--------------------------                                 -------------                        -------

All Directors and current executive officers of            1,246,782 (2)                           *
  The Meditrust Companies as a group

5% Shareholders:

Sid R. Bass, Inc..............................             2,712,067(3)
Lee M. Bass, Inc..............................             2,712,067(4)
The Bass Management Trust.....................             3,014,164(5)
The Airlie Group, L.P.........................               269,633(6)(7)
William P. Hallman, Jr........................               300,002(8)
Annie R. Bass Grandson's Trust for Lee M.
  Bass........................................               527,188(9)
Annie R. Bass Grandson's Trust for Sid R.
  Bass........................................               527,188(10)
Peter Sterling................................               337,600(11)
Hyatt Anne Bass Successor Trust...............             1,013,918(12)
Samantha Sims Bass Successor Trust............             1,013,918(13)
TF Investors, L.P.............................                32,783(14)
FW Trinity Limited Investors, L.P.............               419,398(15)
National Bancorp of Alaska....................               113,045(16)
                                                          --------------   ------   ------   ---------
TOTAL.........................................            12,992,971                             9.1%
                                                          ==============   ======   ======   =========

Merrill Lynch & Co., Inc.....................              9,930,200(18)

--------------------
*    Denotes less than 1%.

(1) Unless otherwise indicated, the number of Paired Shares stated as being owned beneficially includes (i) Paired Shares beneficially owned by spouses, minor children and/or other relatives in which the Director or officer may share voting power and (ii) any of the Paired Shares listed as being subject to options exercisable within sixty days of February 24, 1999.

(2) Does not include an aggregate of 8,701 Paired Shares owned by or for parents, spouses or children, as to which Paired Shares the Directors or officers disclaim any beneficial interest.

(3) Mr. Sid R. Bass, solely in his capacity as President of Sid R. Bass, Inc., may also be deemed a beneficial owner of such paired shares.

(4) Mr. Lee M. Bass, solely in his capacity as President of Lee M. Bass, Inc., may also be deemed a beneficial owner of such paired shares.

(5) Mr. Perry R. Bass, solely in his capacity as sole Trustee and as one of two trustors of the Bass Management Trust, may also be deemed a beneficial owner of such paired shares.

(6) Mr. Dort A. Cameron, III, solely in his capacity as one of two general partners of EBD L.P., which is the sole general partner of The Airlie Group, L.P., may also be deemed a beneficial owner of such paired shares.

(7) Mr. William P. Hallman, Jr., solely in his capacity as President and sole stockholder of TMT-FW, Inc., which is one of two general partners of EBD L.P., which is the sole general partner of The Airlie Group, L.P., may also be deemed a beneficial owner of such paired shares.

(8) This amount does not include (a) 527,188 paired shares held by Annie R. Bass Grandson's Trust for Sid R. Bass of which Mr. Hallman is the Trustee,
     (b) 527,188 paired shares held by Annie R. Bass Grandson's Trust for Lee M. Bass of which Mr. Hallman is the Trustee, (c) 32,783 paired shares held by TF Investors, L.P., which is indirectly controlled by Trinity Capital Management, Inc., of which Mr. Hallman is the President and sole stockholder, (d) 269,633 paired shares held by the Airlie Group which is indirectly controlled by TMT-FW, Inc. of which Mr. Hallman is the President and sole stockholder, and (e) 419,398 paired shares held by FW Trinity Limited Investors, L.P., which is indirectly controlled by TF-FW Investors, Inc. of which Mr. Hallman is President and one of two stockholders.

(9) Mr. Hallman, solely in his capacity as Trustee of the Annie R. Bass Grandson's Trust for Lee M. Bass, may also be deemed a beneficial owner of such paired shares.

(10) Mr. Hallman, solely in his capacity as Trustee of the Annie R. Bass Grandson's Trust for Sid R. Bass, may also be deemed a beneficial owner Of such paired shares.

(11) This amount does not include 419,398 paired shares held by FW Trinity Limited Investors, L.P., whose sole general partner is TF-TW Investors, Inc., of which Mr. Sterling is one of two stockholders.

(12) Panther City Production Company, solely in its capacity as sole shareholder of Panther City Investment Company, the Trustee of the Hyatt Anne Bass Successor Trust, may also be deemed a beneficial owner of such paired shares.

(13) Panther City Production Company, solely in its capacity as sole shareholder of Panther City Investment Company, the Trustee of Samantha Sims Bass Successor Trust, may also be deemed a beneficial owner of such paired shares.

(14) Mr. Hallman, solely in his capacity as President and sole stockholder of Trinity Capital Management, Inc., the sole general partner of TF Investors, L.P., may also be deemed a beneficial owner of such paired shares.

(15) Mr. Hallman, solely in his capacity as President and one of two stockholders of TF-FW Investors, Inc., which is the sole general partner of FW Trinity Limited Investors, L.P., may also be deemed a beneficial owner of such paired shares. Mr. Sterling, solely in his capacity as one of two stockholders of TF-TW Investors, Inc., which is the sole general partner of FW Trinity Limited Investors, L.P., may also be deemed a beneficial owner of such paired shares.

(16) Mr. Richard Strutz, solely in his capacity as President of National Bancorp of Alaska, Inc., may also be deemed a beneficial owner of such paired shares.

(17) Does not include 90,000 Shares of restricted stock issued to each of Mssrs. Benjamin and Bushee and Ms. Gerber in 1998, 1999 and 2000. The restricted stock vests on the earlier of the 8th year or upon achievement of the following performance criteria: achievement of Funds from Operations of $2.92 in 2000, $3.10 in 2001, $3.28 in 2002, $3.48 in 2003 and $3.69 in
     2004. None of these vesting requirements will be met within 60 days. All of the restricted stock immediately vests upon a change of control of Meditrust.

(18) Information provided is based solely on information contained in a Schedule SC 13G filed by Merrill Lynch & Co., Inc. on behalf of Merrill Lynch Asset Management Group, on February 4, 2000.

The information reflected for certain beneficial owners listed under the heading "5% Shareholders" is based on statements and reports filed with the SEC and furnished to The Meditrust Companies by such holders. No independent investigation concerning the accuracy thereof has been made by The Meditrust Companies.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On March 4, 1998, Meditrust provided acquisition financing in the amount of $24,228,723 to an entity in which Mr. Bushee owns a 2.5% equity interest, for the development of 134 acres of land in Jupiter, Florida. The loan balance on April 30, 2000 was $11,883,100.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MEDITRUST CORPORATION

                                        By:  /s/
                                            ------------------------------------
                                             Francis W. Cash
                                             Chief Executive Officer and
                                             President

Dated: April 29, 2000

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Name                            Title                                     Date
 /s/                                     Chief Executive Officer, President       April 29, 2000
----------------------------------       and Director
Francis W. Cash                          (Principal Executive Officer)

 /s/                                     Chairman                                 April 29, 2000
----------------------------------
Clive D. Bode

 /s/                                     Director                                 April 29, 2000
----------------------------------
William C. Baker

 /s/                                     Director                                 April 29, 2000
----------------------------------
Edward W. Brooke

/s/                                      Director                                 April 29, 2000
----------------------------------
William G. Byrnes

 /s/                                     Director                                 April 29, 2000
----------------------------------
James P. Conn

 /s/                                     Director                                 April 29, 2000
----------------------------------
John C. Cushman, III

/s/                                      Director                                 April 29, 2000
----------------------------------
Stephen E. Merrill

 /s/                                     Chief Financial Officer and Treasurer    April 29, 2000
----------------------------------       (Principal Financial
Laurie T. Gerber                         and Accounting Officer)


                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MEDITRUST OPERATING CORPORATION

                                           By:   /s/
                                                --------------------------------
                                                Francis W. Cash
                                                Chief Executive Officer and
                                                President

Dated: April 29, 2000

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Name                           Title                                     Date
 /s/                                    Chief Executive Officer, President,      April 29, 2000
--------------------------------        Treasurer and Director
Francis W. Cash                         (Principal Executive, Financial and
                                        Accounting Officer)

 /s/                                    Chairman of the Board                    April 29, 2000
--------------------------------
Clive D. Bode

 /s/                                    Director                                 April 29, 2000
--------------------------------
William C. Baker

 /s/                                    Director                                 April 29, 2000
--------------------------------
Edward W. Brooke

 /s/                                    Director                                 April 29, 2000
--------------------------------
William G. Byrnes

 /s/                                    Director                                 April 29, 2000
--------------------------------
James P. Conn

 /s/                                    Director                                 April 29, 2000
--------------------------------
John C. Cushman, III

/s/                                     Director                                 April 29, 2000
--------------------------------
Stephen E. Merrill
