Form 10-Q
period 2000-03-31
MEDITRUST CORP; MEDITRUST OPERATING CO
filed 2000-05-09
CIK 314661, 313749

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

             95-3520818                                  95-3419438
(I.R.S. Employer Identification No.)        (I.R.S. Employer Identification No.)

     197 FIRST AVENUE, SUITE 300                197 FIRST AVENUE, SUITE 100
   NEEDHAM HEIGHTS, MASSACHUSETTS              NEEDHAM HEIGHTS, MASSACHUSETTS
           02494-9127                                    02494-9127
  (Address of principal executive             (Address of principal executive
     offices including zip code)                 offices including zip code)

         (781) 433-6000                              (781) 453-8062
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

The number of shares outstanding of each of the issuers' classes of common stock, as of the close of business on April 30, 2000 were:

Meditrust Corporation   142,567,920

Meditrust Operating Company  141,262,543

                             THE MEDITRUST COMPANIES
                                    FORM 10-Q

                                      INDEX

                                                                         PAGE(S)
Part I.   Financial Information

          Item 1. Financial Statements

          The Meditrust Companies

             Combined Consolidated Balance Sheets as of March 31, 2000
             (unaudited) and December 31, 1999                                1

             Combined Consolidated Statements of Operations for the three
             months ended March 31, 2000 (unaudited) and 1999 (unaudited)     2

             Combined Consolidated Statements of Cash Flows for the three
             months ended March 31, 2000 (unaudited) and 1999 (unaudited)     3

          Meditrust Corporation

             Consolidated Balance Sheets as of March 31, 2000 (unaudited)
             and December 31, 1999                                            4

             Consolidated Statements of Operations for the three months
             ended March 31, 2000 (unaudited) and 1999 (unaudited)            5

             Consolidated Statements of Cash Flows for the three months
             ended March 31, 2000 (unaudited) and 1999 (unaudited)            6

          Meditrust Operating Company

             Consolidated Balance Sheets as of March 31, 2000 (unaudited)
             and December 31, 1999                                            7

             Consolidated Statements of Operations for the three months
             ended March 31, 2000 (unaudited) and 1999 (unaudited)            8

             Consolidated Statements of Cash Flows for the three months
             ended March 31, 2000 (unaudited) and 1999 (unaudited)            9

          Notes to Combined Consolidated Financial Statements (unaudited)    10

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        21

Part II.  Other Information

          Item 5. Other Information                                          39

          Item 6. Exhibits and Reports on Form 8-K                           39

          Signatures                                                         40

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             THE MEDITRUST COMPANIES
                      COMBINED CONSOLIDATED BALANCE SHEETS

                                                                       MARCH 31,    DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                 2000          1999
                                                                    -------------------------
                                                                    (unaudited)

ASSETS
Real estate investments, net ....................................   $ 4,389,771    $ 4,672,659
Cash and cash equivalents .......................................        11,557          7,220
Fees, interest and other receivables ............................       136,156         79,042
Goodwill, net ...................................................       474,973        480,673
Other assets, net ...............................................       190,441        228,163
                                                                    -----------    -----------
     Total assets ...............................................   $ 5,202,898    $ 5,467,757
                                                                    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Indebtedness:
   Notes payable, net ...........................................   $ 1,110,363    $ 1,144,406
   Convertible debentures, net ..................................       175,066        185,468
   Bank notes payable, net ......................................     1,039,124      1,154,182
   Bonds and mortgages payable, net .............................        89,395        113,382
                                                                    -----------    -----------
     Total indebtedness .........................................     2,413,948      2,597,438
   Accounts payable, accrued expenses and other liabilities .....       140,118        197,106
                                                                    -----------    -----------
     Total liabilities ..........................................     2,554,066      2,794,544
                                                                    -----------    -----------
Commitments and contingencies ...................................            --             --
Shareholders' equity:
   Meditrust Corporation Preferred Stock, $.10 par value;
    6,000 shares authorized; 701 shares issued and outstanding at
    March 31, 2000 and December 31, 1999 ........................            70             70
   Paired Common Stock, $.20 combined par value; 500,000 shares authorized; 141,249 and 141,015 paired shares issued and
    outstanding at March 31, 2000 and December 31, 1999,
    respectively ................................................        28,249         28,203
   Additional paid-in-capital ...................................     3,655,612      3,654,358
   Unearned compensation ........................................        (5,258)        (6,760)
   Accumulated other comprehensive income (loss) ................       (29,891)         4,468
   Distributions in excess of net income ........................      (999,950)    (1,007,126)
                                                                    -----------    -----------
     Total shareholders' equity .................................     2,648,832      2,673,213
                                                                    -----------    -----------
       Total liabilities and shareholders' equity ...............   $ 5,202,898    $ 5,467,757
                                                                    ===========    ===========

The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1999, are an integral part of these financial statements.

                             THE MEDITRUST COMPANIES
                 COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                    2000        1999
                                                                         ---------------------
Revenue:
    Rental ..........................................................   $  31,995    $  43,712
    Interest ........................................................      31,890       34,202
    Hotel ...........................................................     150,863      148,534
    Other ...........................................................          --          856
                                                                        ---------    ---------
                                                                          214,748      227,304
                                                                        ---------    ---------
Expenses:
    Interest ........................................................      55,236       66,657
    Depreciation and amortization ...................................      36,739       33,859
    Amortization of goodwill ........................................       5,699        5,308
    General and administrative ......................................      10,181        9,306
    Hotel operations ................................................      72,792       66,602
    Rental property operations ......................................       7,643        8,907
    Loss (gain) on sale of assets ...................................       3,812      (12,271)
    Other ...........................................................      12,364       34,887
                                                                        ---------    ---------
                                                                          204,466      213,255
                                                                        ---------    ---------
Income from continuing operations before benefit for income taxes
  and extraordinary item ............................................      10,282       14,049
Income tax benefit ..................................................          --          826
                                                                        ---------    ---------
Income from continuing operations before extraordinary item .........      10,282       14,875
Discontinued operations: ............................................                       --
   Gain (loss adjustment) on disposal of Santa Anita, net ...........          --        1,875
   Gain (loss adjustment) on disposal of Cobblestone Golf Group, net           --        2,994
                                                                        ---------    ---------
Income before extraordinary item ....................................      10,282       19,744
Extraordinary gain on early extinguishment of debt ..................       1,394           --
                                                                        ---------    ---------
Net income ..........................................................      11,676       19,744
                                                                        ---------    ---------
Preferred stock dividends ...........................................      (4,500)      (3,938)
                                                                        ---------    ---------
Net income available to Paired
  Common shareholders ...............................................   $   7,176    $  15,806
                                                                        =========   ==========

Basic earnings per Paired Common Share:
  Income from continuing operations .................................   $     .04    $     .07
  Discontinued operations ...........................................          --          .04
  Extraordinary gain ................................................         .01           --
                                                                        ---------    ---------
  Net income ........................................................   $     .05    $     .11
                                                                        =========    =========
Diluted earnings per Paired Common Share:
  Income from continuing operations .................................   $     .04    $     .07
  Discontinued operations ...........................................          --          .04
  Extraordinary gain ................................................         .01           --
                                                                        ---------    ---------
  Net income ........................................................   $     .05    $     .11
                                                                        =========    =========


The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1999, are an integral part of these financial statements.

                             THE MEDITRUST COMPANIES
                 COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

(IN THOUSANDS)                                                                         2000         1999
                                                                                    ---------------------
Cash Flows from Operating Activities:
Net income ......................................................................   $  11,676    $  19,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of real estate .....................................................      32,409       32,965
Goodwill amortization ...........................................................       5,699        5,308
Loss (gain) on sale of assets ...................................................       3,812      (17,140)
Gain on early extinguishment of debt ............................................      (2,174)          --
Other depreciation, amortization and other items, net ...........................       6,453       11,452
Other non cash items ............................................................       2,303       30,788
                                                                                    ---------    ---------
Cash Flows from Operating Activities Available for Distribution .................      60,178       83,117
Net change in other assets and liabilities of discontinued operations ...........          --         (148)
Net change in other assets and liabilities ......................................     (31,918)     (53,829)
                                                                                    ---------    ---------
        Net cash provided by operating activities ...............................      28,260       29,140
                                                                                    ---------    ---------

Cash Flows from Financing Activities:
Purchase of treasury stock ......................................................          --      (13,433)
Proceeds from borrowings on bank notes payable ..................................     112,000      355,000
Repayment of bank notes payable .................................................    (228,464)    (963,000)
Repayment of notes payable ......................................................     (32,845)          --
Repayment of convertible debentures .............................................      (9,781)          --
Equity offering and debt issuance costs .........................................        (500)        (577)
Principal payments on bonds and mortgages payable ...............................     (16,327)      (6,762)
Dividends to shareholders .......................................................      (4,500)     (71,956)
Proceeds from exercise of stock options .........................................          --          307
                                                                                    ---------    ---------
        Net cash used in financing activities ...................................    (180,417)    (700,421)
                                                                                    ---------    ---------
Cash Flows from Investing Activities:
Acquisition of real estate and development funding ..............................      (7,534)     (59,337)
Investment in real estate mortgages and development funding .....................        (161)     (11,956)
Prepayment proceeds and principal payments received on real estate mortgages ....      18,461        8,182
Net proceeds from sale of assets ................................................     180,994      476,950
Payment of costs related to prior year asset sales ..............................     (25,879)          --
Working capital and notes receivable advances, net of repayments and
  collections, and other items ..................................................      (9,387)      (8,745)
                                                                                    ---------    ---------
        Net cash provided by investing activities ...............................     156,494      405,094
                                                                                    ---------    ---------
        Net increase (decrease) in cash and cash equivalents ....................       4,337     (266,187)
Cash and cash equivalents at:
        Beginning of period .....................................................       7,220      305,456
                                                                                    ---------    ---------
        End of period ...........................................................   $  11,557    $  39,269
                                                                                    =========    =========

Supplemental disclosure of cash flow information (Note 2)

The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K and for the year ended December 31, 1999, are an integral part of these financial statements.

                              MEDITRUST CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                   MARCH 31,     DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                             2000            1999
                                                                                 ---------------------------------
                                                                                 (unaudited)
ASSETS
Real estate investments, net ..................................................   $ 4,369,854    $ 4,652,631
Cash and cash equivalents .....................................................        10,316          5,779
Fees, interest and other receivables ..........................................       114,139         59,004
Goodwill, net .................................................................       445,734        451,240
Due from Meditrust Operating Company ..........................................        34,431         30,525
Other assets, net .............................................................       138,578        175,870
                                                                                  -----------    -----------
        Total assets ..........................................................   $ 5,113,052    $ 5,375,049
                                                                                  ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Indebtedness:
    Notes payable, net ........................................................   $ 1,110,363    $ 1,144,406
    Convertible debentures, net ...............................................       175,066        185,468
    Bank notes payable, net ...................................................     1,039,124      1,154,182
    Bonds and mortgages payable, net ..........................................        89,395        113,382
                                                                                  -----------    -----------
      Total indebtedness ......................................................     2,413,948      2,597,438
Accounts payable, accrued expenses and other liabilities ......................        78,940        139,833
                                                                                  -----------    -----------
      Total liabilities .......................................................     2,492,888      2,737,271
                                                                                  -----------    -----------

Commitments and contingencies .................................................            --             --
Shareholders' equity:
    Preferred Stock, $.10 par value; 6,000 shares authorized; 701 shares
      issued and outstanding at March 31, 2000 and December 31, 1999 ..........            70             70
    Common Stock, $.10 par value; 500,000 shares authorized; 142,554 and 142,320 shares issued and outstanding at March 31, 2000 and
      December 31, 1999, respectively .........................................        14,255         14,232
    Additional paid-in-capital ................................................     3,588,246      3,586,994
    Unearned compensation .....................................................        (4,625)        (6,104)
    Accumulated other comprehensive income (loss) .............................       (29,891)         4,468
    Distributions in excess of net income .....................................      (934,027)      (948,018)
                                                                                  -----------    -----------
                                                                                    2,634,028      2,651,642
    Due from Meditrust Operating Company ......................................          (736)          (736)
    Note receivable - Meditrust Operating Company .............................       (13,128)       (13,128)
                                                                                  -----------    -----------
      Total shareholders' equity ..............................................     2,620,164      2,637,778
                                                                                  -----------    -----------
        Total liabilities and shareholders' equity ............................   $ 5,113,052    $ 5,375,049
                                                                                  ===========    ===========

The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1999, are an integral part of these financial statements.

                              MEDITRUST CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                     2000         1999
                                                                          ----------------------
Revenue:
    Rental ............................................................   $  31,995    $  43,712
    Interest ..........................................................      31,853       34,030
    Rent from Meditrust Operating Company .............................      68,880       68,248
    Interest from Meditrust Operating Company .........................         141           --
    Royalty from Meditrust Operating Company ..........................       4,873        3,620
    Hotel operating revenue ...........................................       2,793        3,210
    Other .............................................................          --          856
                                                                          ---------    ---------
                                                                            140,535      153,676
                                                                          ---------    ---------
Expenses:
    Interest ..........................................................      55,125       66,547
    Depreciation and amortization .....................................      33,663       32,058
    Amortization of goodwill ..........................................       5,505        5,087
    General and administrative ........................................       3,999        4,925
    Hotel operations ..................................................       1,327          943
    Rental property operations ........................................       7,643        8,907
    Loss (gain) on sale of assets .....................................       3,812      (12,271)
    Other .............................................................      12,364        4,389
                                                                          ---------    ---------
                                                                            123,438      110,585
                                                                          ---------    ---------
Income from continuing operations before extraordinary item ...........      17,097       43,091
Discontinued operations:
    Gain (loss adjustment) on disposal of Santa Anita, net ............          --        6,655
    Gain (loss adjustment) on disposal of  Cobblestone Golf Group, net           --        9,439
                                                                          ---------    ---------
Income before extraordinary item ......................................      17,097       59,185
Extraordinary gain on early extinguishment of debt ....................       1,394           --
                                                                          ---------    ---------
Net income ............................................................      18,491       59,185
Preferred stock dividends .............................................      (4,500)      (3,938)
                                                                          ---------    ---------
Net income available to Common shareholders ...........................   $  13,991    $  55,247
                                                                          =========    =========
Basic earnings per Common Share:
      Income from continuing operations ...............................   $     .09    $     .26
      Discontinued operations .........................................          --          .11
      Extraordinary gain ..............................................         .01           --
                                                                          ---------    ---------
      Net income ......................................................   $     .10    $     .37
                                                                          =========    =========
Diluted earnings per Common Share:
      Income from continuing operations ...............................   $     .09    $     .26
      Discontinued operations .........................................          --          .11
      Extraordinary gain ..............................................         .01           --
                                                                          ---------    ---------
      Net income ......................................................   $     .10    $     .37
                                                                          =========    =========

The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1999, are an integral part of these financial statements.

                              MEDITRUST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


(IN THOUSANDS)                                                          2000         1999
                                                                     ----------------------
Cash Flows from Operating Activities:
Net income .......................................................   $  18,491    $  59,185
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation of real estate ......................................      32,239       30,737
Goodwill amortization ............................................       5,505        5,087
Loss (gain) on sale of assets ....................................       3,812      (28,365)
Gain on early extinguishment of debt .............................      (2,174)          --
Other depreciation, amortization and other items, net ............       3,524        9,711
Other non cash items .............................................       2,303       (2,123)
                                                                     ---------    ---------
Cash Flows from Operating Activities Available for Distribution ..      63,700       74,232
Net change in other assets and liabilities .......................     (35,240)     (49,603)
                                                                     ---------    ---------
    Net cash provided by operating activities ....................      28,460       24,629
                                                                     ---------    ---------
Cash Flows from Financing Activities:
Purchase of treasury stock .......................................          --      (13,178)
Proceeds from borrowings on bank notes payable ...................     112,000      355,000
Repayment of bank notes payable ..................................    (228,464)    (963,000)
Repayment of notes payable .......................................     (32,845)          --
Repayment of convertible debentures ..............................      (9,781)          --
Equity offering and debt issuance costs ..........................        (500)        (577)
Intercompany lending, net ........................................         (59)      38,619
Principal payments on bonds and mortgages payable ................     (16,327)      (6,762)
Dividends to shareholders ........................................      (4,500)     (71,956)
Proceeds from exercise of stock options ..........................          --          302
                                                                     ---------    ---------
    Net cash used in financing activities ........................    (180,476)    (661,552)
                                                                     ---------    ---------
Cash Flows from Investing Activities:
Acquisition of real estate and development funding ...............      (7,475)     (59,029)
Investment in real estate mortgages and development funding ......        (161)     (11,956)
Prepayment proceeds and principal payments received on real estate
  mortgages ......................................................      18,461        8,182
Payment of costs related to prior year asset sales ...............     (25,879)          --
Net proceeds from sale of real estate ............................     180,994      453,077
Working capital and notes receivable advances, net of
  repayments and collections, and other items ....................      (9,387)      (8,745)
                                                                     ---------    ---------
    Net cash provided by investing activities ....................     156,553      381,529
                                                                     ---------    ---------
    Net increase (decrease) in cash and cash equivalents .........       4,537     (255,394)
Cash and cash equivalents at:
      Beginning of period ........................................       5,779      292,694
                                                                     ---------    ---------
      End of period ..............................................   $  10,316    $  37,300
                                                                     =========    =========

Supplemental disclosure of cash flow information (Note 2)

The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1999, are an integral part of these financial statements.

                           MEDITRUST OPERATING COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 31,   DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                     2000         1999
                                                                          -------------------------
                                                                          (unaudited)
ASSETS
Cash and cash equivalents ..............................................   $   1,241    $   1,441
Fees, interest and other receivables ...................................      22,017       20,038
Other current assets, net ..............................................      12,872       12,643
                                                                           ---------    ---------
      Total current assets .............................................      36,130       34,122
Investment in common stock of Meditrust Corporation ....................      37,581       37,581
Goodwill, net ..........................................................      29,239       29,433
Property, plant and equipment, less accumulated depreciation
    of $4,071 and $2,572, respectively .................................      52,330       51,669
Other non-current assets ...............................................       6,578        8,009
                                                                           ---------    ---------
        Total assets ...................................................   $ 161,858    $ 160,814
                                                                           =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable .......................................................   $  22,816    $  20,803
Accrued payroll and employee benefits ..................................      24,116       21,452
Accrued expenses and other current liabilities .........................       9,340       10,030
Due to Meditrust Corporation ...........................................      58,751       54,820
                                                                           ---------    ---------
      Total current liabilities ........................................     115,023      107,105

Note payable to Meditrust Corporation ..................................      13,128       13,128
Other non-current liabilities ..........................................       4,906        4,988
                                                                           ---------    ---------
        Total liabilities ..............................................     133,057      125,221
                                                                           ---------    ---------
Commitments and contingencies ..........................................          --           --
Shareholders' equity:
    Common Stock, $.10 par value; 500,000 shares authorized; 141,249 and 141,015 shares issued and outstanding at March 31, 2000 and
      December 31, 1999, respectively ..................................      14,125       14,102
    Additional paid-in-capital .........................................     104,816      104,814
    Unearned compensation ..............................................        (633)        (656)
    Retained earnings (deficit) ........................................     (65,923)     (59,108)
                                                                           ---------    ---------
                                                                              52,385       59,152
    Due from Meditrust Corporation .....................................     (23,584)     (23,559)
                                                                           ---------    ---------
      Total shareholders' equity .......................................      28,801       35,593
                                                                           ---------    ---------
        Total liabilities and shareholders' equity .....................   $ 161,858    $ 160,814
                                                                           =========    =========


The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1999, are an integral part of these financial statements.

                           MEDITRUST OPERATING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                            2000           1999
                                                                  ----------------------
Revenue:
    Hotel .....................................................   $ 148,070    $ 145,324
    Interest ..................................................          37          172
                                                                  ---------    ---------
                                                                    148,107      145,496
                                                                  ---------    ---------
Expenses:
    Hotel operations ..........................................      71,465       65,659
    Depreciation and amortization .............................       3,076        1,801
    Amortization of goodwill ..................................         194          221
    Interest and other ........................................         111          110
    Interest to Meditrust Corporation .........................         141           --
    General and administrative ................................       6,182        4,381
    Royalty to Meditrust Corporation ..........................       4,873        3,620
    Rent to Meditrust Corporation .............................      68,880       68,248
    Other .....................................................          --       30,498
                                                                  ---------    ---------
                                                                    154,922      174,538
                                                                  ---------    ---------

Loss from continuing operations before benefit for income taxes      (6,815)     (29,042)
Income tax benefit ............................................          --          826
                                                                  ---------    ---------
Loss from continuing operations ...............................      (6,815)     (28,216)
Discontinued operations:
    Loss adjustment on disposal of Santa Anita, net ...........          --       (4,780)
    Loss adjustment on disposal of Cobblestone Golf Group, net           --       (6,445)
                                                                  ---------    ---------
Net loss ......................................................   $  (6,815)   $ (39,441)
                                                                  =========    =========

Basic earnings per Common Share:
    Loss from continuing operations ...........................   $    (.05)   $    (.19)
    Discontinued operations ...................................          --         (.08)
                                                                  ---------    ---------
    Net loss ..................................................   $    (.05)   $    (.27)
                                                                  =========    =========
Diluted earnings per Common Share:

    Loss from continuing operations ...........................   $    (.05)   $    (.19)
    Discontinued operations ...................................          --         (.08)
                                                                  ---------    ---------
    Net loss ..................................................   $    (.05)   $    (.27)
                                                                  =========    =========


The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1999, are an integral part of these financial statements.

                           MEDITRUST OPERATING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                     2000            1999
                                                                                          -------------------------
Cash Flows from Operating Activities:
Net loss .......................................................................          $(6,815)        $(39,441)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Goodwill amortization ..........................................................              194              221
Loss on sale of assets .........................................................               --           11,225
Other depreciation and amortization ............................................            3,099            3,968
Other items ....................................................................               --           32,912
Net change in other assets and liabilities of discontinued operations ..........               --             (148)
Net change in other assets and liabilities .....................................            3,322           (4,226)
                                                                                          -------         --------
        Net cash provided by (used in) operating activities ....................             (200)           4,511
                                                                                          -------         --------

Cash Flows from Financing Activities:
Purchase of treasury stock .....................................................               --             (255)
Intercompany borrowing (lending), net ..........................................               59          (38,619)
Proceeds from stock option exercises ...........................................               --                5
                                                                                          -------         --------
        Net cash provided by (used in) financing activities ....................               59          (38,869)
                                                                                          -------         --------

Cash Flows from Investing Activities:
Capital improvements to real estate ............................................              (59)            (308)
Net proceeds from sale of assets ...............................................               --           23,873
                                                                                          -------         --------
        Net cash provided by (used in) investing activities ....................              (59)          23,565
                                                                                          -------         --------
        Net decrease in cash and cash equivalents ..............................             (200)         (10,793)
Cash and cash equivalents at:
        Beginning of period ....................................................            1,441           12,762
                                                                                          -------         --------
        End of period ..........................................................          $ 1,241         $  1,969
                                                                                          =======         ========


Supplemental disclosure of cash flow information (Note 2)

The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1999, are an integral part of these financial statements.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q in accordance with the Rules and Regulations of the Securities and Exchange Commission (the "SEC").

The accompanying unaudited combined consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and the results of operations for the three months ended March 31, 2000 and 1999 and cash flows for each of the three month periods ended March 31, 2000 and 1999. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results which may be expected for any other interim period or for the entire year.

In the opinion of Meditrust Corporation ("Realty") and Meditrust Operating Company and subsidiaries ("Operating Company" or "Operating" and collectively with Realty the "Companies" or "The Meditrust Companies"), the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See the Companies' Joint Annual Report on Form 10-K for the year ended December 31, 1999 for additional information relevant to significant accounting policies followed by the Companies.

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

RECLASSIFICATION

Certain reclassifications have been made to the 1999 presentation to conform to the 2000 presentation.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2. SUPPLEMENTAL CASH FLOW INFORMATION

Details of interest paid and non-cash investing and financing transactions follow:

THE MEDITRUST COMPANIES:

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                           ---------------------------
(IN THOUSANDS)                                                                               2000              1999
                                                                                           ---------------------------
Interest paid during the period ...................................................        $ 81,360           $92,409
Interest capitalized during the period ............................................             423             2,743
Non-cash investing and financing transactions:
     Non-cash proceeds of asset sale (see Note 3) .................................          53,900
     Retirements and write-offs of project costs ..................................          (3,633)           (1,518)
     Accumulated depreciation and provision for impairment of assets sold .........          78,387            13,212
     Debt assumed by buyer of Cobblestone Golf Group ..............................              --             5,637
     Increase in real estate mortgages net of
       participation reduction ....................................................              57               259
     Allowance for loan losses on prepaid mortgages ...............................           5,027                --
     Change in market value of equity securities ..................................         (34,359)            3,816


MEDITRUST CORPORATION:

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                           ---------------------------
(IN THOUSANDS)                                                                               2000              1999
                                                                                           ---------------------------
Interest paid during the period ...................................................        $ 81,151           $92,299
Interest capitalized during the period ............................................             325             2,743
Non-cash investing and financing transactions:
     Non-cash proceeds of asset sale (see Note 3) .................................          53,900
     Retirements and write-offs of project costs ..................................          (3,633)           (1,518)
     Accumulated depreciation and provision for impairment of assets sold .........          78,387            13,212
     Debt assumed by buyer of Cobblestone Golf Group ..............................              --             5,637
     Increase in real estate mortgages net of
       participation reduction ....................................................              57               259
     Allowance for loan losses on prepaid mortgages ...............................           5,027                --
     Change in market value of equity securities ..................................         (34,359)            3,816


MEDITRUST OPERATING COMPANY:

                                                                                                 THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                           --------------------------------
(IN THOUSANDS)                                                                               2000               1999
                                                                                           -------------------------------
Interest paid during the period ...................................................        $    209           $   110
Interest capitalized during the period ............................................              98                --

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3. REAL ESTATE INVESTMENTS

The following is a summary of the Companies' real estate investments:

                                                                          MARCH 31,         DECEMBER 31,
                                                                         -------------------------------
(IN THOUSANDS)                                                              2000                1999
                                                                         -------------------------------
Land ................................................................    $  447,826           $  444,523
Buildings and improvements, net of accumulated depreciation
  and other provisions of $301,236 and $272,107 .....................     2,845,936            2,876,418
Real estate mortgages and loans receivable, net of a valuation
  allowance of $27,388 and $32,415 ..................................     1,041,676            1,059,920
Assets held for sale, net of accumulated depreciation and other
  provisions of $22,323 and $98,831 .................................        54,333              291,798
                                                                         ----------           ----------
                                                                         $4,389,771           $4,672,659
                                                                         ==========           ==========

During the three months ended March 31, 2000, the Companies provided net funding of $2,238,000 for ongoing construction of healthcare facilities committed to prior to 2000. The Companies also provided net funding of $5,296,000 for capital improvements to hotels.

Also during the three months ended March 31, 2000, Realty provided $161,000 for ongoing construction of mortgaged facilities already in the portfolio.

During the three months ended March 31, 2000, Realty received net proceeds of $234,894,000, including $7,661,000 of assumed debt and $52,094,000 of subordinated indebtedness due January 2005 bearing interest at 9.00% (which was recorded at a discounted value of $46,239,000 due to an imputed interest rate of 12%), from the sale of four long-term care facilities, 12 assisted living facilities and 23 medical office buildings. Realty realized a net loss on these sales of $3,812,000.

During the three months ended March 31, 2000, Realty received principal payments of $18,461,000 on real estate mortgages. Of this amount, $16,539,000 represents payments in accordance with the Five Point Plan (See Note 8).

At March 31, 2000, Realty was committed to provide additional financing of approximately $11,000,000 for additions to existing facilities in the portfolio.

As of March 31, 2000, healthcare related facilities (the "Healthcare Portfolio") comprised approximately 44.1% of Realty's total real estate investments. Life Care Centers of America ("Lifecare") and Sun Healthcare Group, Inc. ("Sun") currently operate approximately 20.6% of the total real estate investments, or 47.0% of the Healthcare Portfolio. A schedule of significant healthcare operators follows:

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                   % of                           % of
                                                 Invested         Entire             # of       Healthcare
Portfolio by Operator                         (in thousands)     Portfolio        Properties    Portfolio
                                              --------------     ---------        ----------    ---------
Life Care Centers of America, Inc. .........    $  566,689         11.9%              93          27.1%
Sun Healthcare Group, Inc. .................       415,511          8.7%              42          19.9%
Alterra ....................................       161,592          3.4%              57           7.7%
CareMatrix Corporation .....................       182,624          3.8%              11           8.7%
Harborside .................................       103,462          2.2%              18           4.9%
Balanced Care Corporation ..................        92,589          2.0%              19           4.4%
Health Asset Realty Trust ..................        69,115          1.5%              11           3.3%
Tenet Healthcare/Iasis .....................        65,650          1.4%               1           3.1%
Rendina Companies ..........................        55,778          1.2%               2           2.7%
Integrated Health Services, Inc. ...........        50,973          1.1%              10           2.4%
Genesis Health Ventures, Inc. ..............        35,771          0.8%               8           1.7%
Assisted Living Concepts ...................        31,487          0.7%              16           1.5%
ARV Assisted Living, Inc. ..................        28,982          0.6%               4           1.4%
HealthSouth ................................        25,531          0.5%               2           1.2%
Other Public Operators .....................        29,711          0.6%               4           1.5%
Other Non-Public Operators .................       121,334          2.6%              13           5.9%
Paramount Real Estate Services .............        53,847          1.1%               2           2.6%
                                                -------------------------------------------------------
                                                 2,090,646         44.1%             313           100%
                                                                                          =============
LODGING:

La Quinta Companies ........................     2,650,072         55.9%             302
                                                ----------------------------------------
Gross Real Estate Assets ...................    $4,740,718          100%             615
                                                ========================================

In addition, companies in the assisted living sector of the healthcare industry operate approximately 9.2% of Realty's total real estate investments (and approximately 20.9% of the Healthcare Portfolio).

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

Operators of assisted living facilities are experiencing fill-up periods of a longer duration, and are being impacted by concerns regarding the potential of over-building, increased regulation and the use of certain accounting practices. Accordingly, many of these operators have announced decreased earnings or anticipated earnings shortfalls and have experienced a significant decline in their stock prices. These factors have had a detrimental impact on the liquidity of some assisted living operators, which has caused their growth plans to decelerate and may have a negative effect on their operating cash flows.

Citing the effects of changes in government regulation relating to Medicare reimbursement as the precipitating factor, Sun filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 14, 1999. As of March 31, 2000, Realty had a portfolio of 42 properties operated by Sun, which consisted of 38 owned properties with net assets of approximately $305,462,000 and four mortgages with net assets of approximately $30,470,000. During the three months ended March 31, 2000, income derived from these properties included rental income of $11,915,000 from owned properties. No interest income was received on the four mortgages for the three months ended March 31, 2000.

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

On January 18, 2000, Mariner Health Group, Inc. ("Mariner") filed for protection under Chapter 11. As of March 31, 2000, Realty had a portfolio of 2 properties operated by Mariner, which consisted of one owned property representing net assets of approximately $7,176,000 and one mortgage representing a net asset value of approximately $7,036,000. During the three months ended March 31, 2000, income derived from these properties included rental income of $244,000 from owned properties. No interest payments related to the Mariner mortgage were received, and accordingly this mortgage was placed on non-accrual status.

On February 2, 2000, Integrated Health Services, Inc. ("Integrated") filed for protection under Chapter 11. As of March 31, 2000, Realty had a portfolio of 10 owned properties operated by Integrated, representing net assets of approximately $38,023,000. During the three months ended March 31, 2000, rental income derived from these properties was $1,572,000.

Management has proactively initiated various actions to protect its interest under its leases and mortgages including the drawdown and renegotiations of certain escrow accounts and agreements. As part of this initiative, asset impairments and loan valuations of $31,521,000 have been recorded on five properties. In addition, 13 owned properties have been identified as assets held for sale for which a provision for loss was recorded of $19,380,000. On April 7, 2000, two mortgages were repaid for which a provision for loss of $8,197,000 had been provided. Except for these specifically identified items, management does not believe any of its remaining owned real estate or mortgages are impaired at March 31, 2000. However, the ultimate outcome of these bankruptcies is not currently predictable and management is not able to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome. It is possible that an unfavorable outcome could have a material adverse effect on Realty's cash flow, revenues and results of operations in a particular quarter or annual period. However, Realty believes that even if the outcome of these bankruptcies is materially adverse to Realty's cash flow, revenues and results of operations, it should not have a material adverse effect on Realty's financial position.

4. INDEBTEDNESS

Of the $850,000,000 revolving tranche commitment, approximately $262,000,000 was available at March 31, 2000, at Realty's option of the base rate (11.0%) or LIBOR plus 2.875% (9.0% weighted average at March 31, 2000).

At March 31, 2000, Realty was a fixed rate payor under interest rate swap agreements, with an underlying notional amount of $500,000,000, of 5.7% and received a variable rate of 6.0%. Differentials in the swapped amounts are recorded as adjustments to interest expense of Realty.

During the three months ended March 31, 2000, the Companies repurchased $34,300,000 of notes payable and $10,500,000 of convertible debentures, which resulted in a gain on early extinguishment of debt of $2,174,000. The Companies also prepaid mortgages with principal amounts totaling $14,936,000. In connection with these mortgage prepayments the Companies paid $780,000 in penalties.

5. SHAREHOLDERS' EQUITY

As of March 31, 2000, the following classes of Preferred Stock, Excess Stock and Series Common Stock were authorized; no shares were issued or outstanding at either March 31, 2000 or December 31, 1999:

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

     Meditrust Corporation Series Common Stock $.10 par value; 30,000,000 shares authorized;

     Meditrust Operating Company Series Common Stock $.10 par value; 30,000,000 shares authorized.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


       During January 2000, 200,000 restricted shares of the Companies' stock were issued to key employees under The Meditrust Corporation 1995 Share Award Plan and The Meditrust Operating Company 1995 Share Award Plan (collectively known as the "Share Award Plan").

       Under the Share Award Plan participants are entitled to cash dividends and voting rights on their respective restricted shares. Restrictions generally limit the sale or transfer of shares during a restricted period, not to exceed eight years. Participants vest in the restricted shares granted upon the earliest of eight years after the date of issuance, upon achieving the performance goals as defined, or as the Boards of Directors may determine.

       Unearned compensation was charged for the market value of the restricted shares on the date of grant and is being amortized over the restricted period. The unamortized unearned compensation value is reflected as a reduction of shareholders' equity in the accompanying consolidated and combined consolidated balance sheets.

6. COMPREHENSIVE INCOME (LOSS) AND OTHER ASSETS

As of March 31, 2000, Realty had invested approximately $57,204,000 in Nursing Home Properties Plc ("NHP Plc"), a property investment group which specializes in the financing, through sale leaseback transactions, of nursing homes located in the United Kingdom. The investment includes approximately 26,606,000 shares of NHP Plc, representing an ownership interest in NHP Plc of 19.99% of which Realty has voting rights with respect to 9.99%. The difference between the current market value and the cost, an unrealized loss of $30,958,000, is included in shareholders' equity in the accompanying balance sheet.

As of March 31, 2000, Realty owns 1,081,000 shares of stock and warrants to purchase 5,000 shares of stock in Balanced Care Corporation ("BCC"), a healthcare operator. The stock and warrants have a current market value of $2,172,000. The difference between current market value and the cost of the BCC investment, an unrealized gain of $1,067,000, is included in shareholders' equity in the accompanying balance sheet.

The following is a summary of the Companies' comprehensive income (loss):

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                           ------------------------
(IN THOUSANDS)                                                               2000            1999
                                                                           ------------------------
Net income ..........................................................      $ 11,676         $19,744
Other comprehensive income (loss):
Changes in market value of equity securities ........................       (34,359)          3,816
                                                                           ------------------------
Comprehensive income (loss) .........................................      $(22,683)        $23,560
                                                                           ========================

Other assets includes investments in NHP Plc and BCC, as well as La Quinta intangible assets, the Telematrix non-compete agreement, furniture, fixtures and equipment, and other receivables.

7. DISTRIBUTIONS PAID TO SHAREHOLDERS

On March 31, 2000, Realty paid a dividend of $0.5625 per depository share of preferred stock to holders of record on March 15, 2000 of its 9.00% Series A Cumulative Redeemable Preferred Stock. On March 31, 2000, Realty also paid a quarterly dividend at a rate of 9.00% per annum on the liquidation preference of $25,000 per share to the holder of the 9.00% Series B Cumulative Redeemable Convertible Preferred Stock.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8. OTHER EXPENSES

During the first quarter of 2000, the Companies recorded approximately $12,364,000 in other expenses.

On January 28, 2000, the Companies announced that the Boards of Directors had approved a five point plan of reorganization (the "Five Point Plan"), which provided for:

     - An orderly disposition of a significant portion of its healthcare assets;

     -    Suspension of Realty's REIT common share dividend;

     - Expectation of the declaration of the minimum dividend required to maintain REIT status in December 2000;

     -    Substantial reduction in debt; and

     -    Future disciplined investment in the lodging division.

The Companies also announced that consistent with the adoption of the Five Point Plan to reduce its emphasis on the healthcare division, David F. Benson would be leaving as Chief Executive Officer, President, and Treasurer of Realty. Mr. Benson is continuing to assist the Companies on a consulting basis as the Companies move forward to implement the Five Point Plan. Realty also entered into a separation and consulting agreement with Mr. Benson, pursuant to which Realty made a cash payment of approximately $9,500,000 (including consulting fees), converted 155,000 restricted paired common shares into unrestricted paired common shares which resulted in approximately $2,500,000 of accelerated amortization of unearned compensation and continued certain medical, dental and other benefits.

The Companies also incurred approximately $80,000 of professional fees related to implementation of the Five Point Plan. During the quarter ended March 31, 2000, the Companies also recorded provisions of approximately $284,000 for other receivables that management considers to be uncollectible.

During the first quarter of 1999, the Companies recorded approximately $34,887,000 in other expenses.

On May 10, 1999, the Companies entered into a separation agreement with Abraham
D. Gosman, former Director and Chairman of the Companies and Chief Executive Officer and Treasurer of Meditrust Operating Company. Under the terms of this separation agreement, Mr. Gosman received severance payments totaling $25,000,000 in cash and the continuation of certain life insurance benefits. The Companies established a Special Committee of the Boards of Directors of Realty and Operating (the "Special Committee") to evaluate Mr. Gosman's employment contract and whether such severance or other payments were appropriate. Based on the results of the evaluation and recommendation of the Special Committee, the Boards of Directors concluded that the separation agreement was in the long-term best interest of the shareholders of the Companies and approved the separation agreement.

The Companies incurred approximately $5,889,000 of non-recurring costs associated with the development and implementation of the comprehensive restructuring plan adopted in November 1998 (the "1998 Plan"). These costs primarily relate to the early repayment and modification of certain debt and other advisory fees related to the 1998 Plan and the separation agreement with Mr. Gosman.

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

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


9. EARNINGS PER SHARE

COMBINED CONSOLIDATED EARNINGS PER SHARE IS COMPUTED AS FOLLOWS:

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                       FOR THE THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                            --------------------------
                                                                             2000              1999
                                                                           ---------------------------
Income from continuing operations before extraordinary item ............   $ 10,282          $ 14,875
Preferred stock dividends ..............................................     (4,500)           (3,938)
                                                                           --------          --------
Income from continuing operations before extraordinary item
  available to common shareholders .....................................   $  5,782          $ 10,937
                                                                           ========          ========

Weighted average outstanding shares of paired common stock .............    141,230           147,983
Dilutive effect of:
  Contingently issuable shares .........................................         --               363
  Stock options ........................................................         --               126
                                                                           --------          --------
Dilutive potential paired common stock .................................    141,230           148,472
                                                                           ========          ========
Earnings per share:
  Basic ................................................................   $    .04          $   0.07
                                                                           ========          ========
  Diluted ..............................................................   $    .04          $   0.07
                                                                           ========          ========

Options to purchase 3,358,000 and 1,919,000 paired common shares at prices ranging from $8.13 to $36.46 were outstanding during the three months ended March 31, 2000 and 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the paired common shares. The options, which expire on dates ranging from October 2001 to October 2009, were still outstanding at March 31, 2000.

Convertible debentures outstanding for the three months ended March 31, 2000 and 1999 of 6,177,000 and 6,540,000 paired common shares, respectively, and convertible preferred stock for the three months ended March 31, 2000 of 563,000 paired common shares are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

MEDITRUST CORPORATION EARNINGS PER SHARE IS COMPUTED AS FOLLOWS:

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                          FOR THE THREE MONTHS
                                                                                     ENDED MARCH 31,
                                                                               ---------------------------
                                                                                 2000              1999
                                                                               ---------------------------
Income from continuing operations before extraordinary item ................   $ 17,097          $ 43,091
Preferred stock dividends ..................................................     (4,500)           (3,938)
                                                                               --------          --------
Income from continuing operations before extraordinary item
  available to common shareholders .........................................   $ 12,597          $ 39,153
                                                                               ========          ========

Weighted average outstanding shares of common stock ........................    142,535           149,288
Dilutive effect of:
  Contingently issuable shares .............................................         --               363
  Stock options ............................................................         --               126
                                                                               --------          --------
Dilutive potential common stock ............................................    142,535           149,777
                                                                               ========          ========
Earnings per share:
  Basic ....................................................................   $   0.09          $   0.26
                                                                               ========          ========
  Diluted ..................................................................   $   0.09          $   0.26
                                                                               ========          ========

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


9. EARNINGS PER SHARE  (CONT.)

Options to purchase 2,093,000 and 1,919,000 paired common shares at prices ranging from $12.63 to $36.46 were outstanding during the three months ended March 31, 2000 and 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire on dates ranging from October 2001 to January 2009, were still outstanding at March 31, 2000.

Convertible debentures outstanding for the three months ended March 31, 2000 and 1999 of 6,177,000 and 6,540,000 paired common shares, respectively, and convertible preferred stock for the three months ended March 31, 2000 of 563,000 paired common shares are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

MEDITRUST OPERATING COMPANY EARNINGS PER SHARE IS COMPUTED AS FOLLOWS:


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                               FOR THE THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                   ----------------------------
                                                                     2000              1999
                                                                   ----------------------------
Loss from continuing operations ...............................    $ (6,815)          $(28,216)
Preferred stock dividends .....................................          --                 --
                                                                   --------           --------
Loss from continuing operations available to
  common shareholders .........................................    $ (6,815)          $(28,216)
                                                                   ========           ========

Weighted average outstanding shares of common stock ...........     141,230            147,983
Dilutive effect of:
  Contingently issuable shares ................................          --                 --
  Stock options ...............................................          --                 --
                                                                   --------           --------
Dilutive potential common stock ...............................     141,230            147,983
                                                                   ========           ========
Earnings per share:
  Basic .......................................................    $  (0.05)          $  (0.19)
                                                                   ========           ========
  Diluted .....................................................    $  (0.05)          $  (0.19)
                                                                   ========           ========

Options to purchase 1,265,000 paired common shares at prices ranging from $8.13 to $16.06 were outstanding during the three months ended March 31, 2000 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire on dates ranging from December 2008 to October 2009, were still outstanding at March 31, 2000.

Convertible debentures outstanding for the three months ended March 31, 2000 and 1999 of 6,177,000 and 6,540,000 paired common shares, respectively, and convertible preferred stock for the three months ended March 31, 2000 of 563,000 paired common shares are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

Operating Company holds common shares of Realty which are unpaired pursuant to a stock option plan approved by the shareholders. The common shares held totaled 1,305,000 as of March 31, 2000. These shares affect the calculations of Realty's net income per common share but are eliminated in the calculation of net income per paired common share for The Meditrust Companies.

10. TRANSACTIONS BETWEEN REALTY AND OPERATING COMPANY

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


10. TRANSACTIONS BETWEEN REALTY AND OPERATING COMPANY (CONT.)

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

11. SEGMENT REPORTING

MEASUREMENT OF SEGMENT PROFIT OR LOSS

The Companies evaluate performance based on contribution from each reportable segment. Contribution is defined by the Companies as income from operations before interest expense, depreciation, amortization, gains and losses on sales of assets, provisions for losses on disposal or impairment of assets, income or loss from unconsolidated entities, income taxes and nonrecurring income and expenses. The measurement of each of these segments is made on a combined basis with revenue from external customers and excludes lease income between Realty and Operating Company. The Companies account for Realty and Operating Company transactions at current market prices, as if the transactions were to third parties.

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

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                           ----------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                     2000               1999
                                                                           ----------------------------
Healthcare:
Rental income .........................................................    $ 31,995           $ 43,712
Interest income .......................................................      31,890             34,202
Rental property operating costs .......................................        (518)            (2,254)
General and administrative expenses ...................................      (2,795)            (4,918)
                                                                           --------           --------
Healthcare Contribution ...............................................      60,572             70,742
                                                                           --------           --------
Lodging:
Room revenue ..........................................................     137,703            139,051
Guest services and other ..............................................       9,625              9,483
Operating expenses ....................................................     (70,822)           (66,602)
General and administrative expenses ...................................      (6,494)            (4,388)
Rental property operating costs .......................................      (7,125)            (6,653)
                                                                           --------           --------
Lodging Contribution ..................................................      62,887             70,891
                                                                           --------           --------
Other contribution (a) ................................................         673                 --
                                                                           --------           --------
         Combined Contribution ........................................     124,132            141,633
                                                                           --------           --------

Reconciliation to Combined Consolidated Financial Statements:
Interest expense ......................................................      55,236             66,657
Depreciation and amortization .........................................      36,739             33,859
Amortization of goodwill ..............................................       5,699              5,308
Loss (gain) on sale of assets .........................................       3,812            (12,271)
Other income ..........................................................          --               (856)
Other expenses ........................................................      12,364             34,887
                                                                           --------           --------
                                                                            113,850            127,584
                                                                           --------           --------
Income from continuing operations before benefit for income taxes
  and extraordinary item ..............................................      10,282             14,049
Income tax benefit ....................................................          --                826
                                                                           --------           --------
Income from continuing operations before extraordinary item ...........      10,282             14,875
Discontinued operations:
  Gain (loss adjustment) on disposal of discontinued operations .......          --              4,869
                                                                           --------           --------
Income before extraordinary item ......................................      10,282             19,744
Extraordinary gain on early extinguishment of debt ....................       1,394                 --
                                                                           --------           --------
Net income ............................................................      11,676             19,744
Preferred stock dividends .............................................      (4,500)            (3,938)
                                                                           --------           --------
 Net income available to Paired Common shareholders ...................    $  7,176           $ 15,806
                                                                           ========           ========

(a) Other contribution includes Telematrix, a provider of telephone software and equipment for the lodging industry. Telematrix was acquired in October 1999 and generated a contribution of $673,000 during the first quarter, which was comprised of revenue of $3,535,000, operating expenses of $1,970,000 and general and administrative expenses of $892,000. Operations of Telematrix are included in the lodging revenue and expense categories of the combined and consolidated statements since consummation of the acquisition.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
                                   (UNAUDITED)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN MATTERS DISCUSSED HEREIN MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. THE MEDITRUST COMPANIES (THE "COMPANIES"), CONSISTING OF MEDITRUST CORPORATION ("REALTY") AND MEDITRUST OPERATING COMPANY ("OPERATING"), INTEND SUCH FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS, AND ARE INCLUDING THIS STATEMENT FOR PURPOSES OF COMPLYING WITH THESE SAFE HARBOR PROVISIONS. ALTHOUGH THE COMPANIES BELIEVE THE FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, THE COMPANIES CAN GIVE NO ASSURANCE THAT THEIR EXPECTATIONS WILL BE ATTAINED. ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN OR CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND REAL ESTATE CONDITIONS, THE CONDITIONS OF THE CAPITAL MARKETS IN GENERAL, THE IDENTIFICATION OF SATISFACTORY PROSPECTIVE BUYERS FOR HEALTHCARE RELATED ASSETS OF THE COMPANIES AND THE AVAILABILITY OF FINANCING FOR SUCH PROSPECTIVE BUYERS, THE AVAILABILITY OF FINANCING FOR THE COMPANIES' CAPITAL INVESTMENT PROGRAM, INTEREST RATES, COMPETITION FOR HOTEL SERVICES AND HEALTHCARE FACILITIES IN A GIVEN MARKET, THE SATISFACTION OF CLOSING CONDITIONS TO PENDING TRANSACTIONS DESCRIBED IN THIS FORM 10-Q, THE ENACTMENT OF LEGISLATION FURTHER IMPACTING THE COMPANIES' STATUS AS A PAIRED SHARE REAL ESTATE INVESTMENT TRUST ("REIT") OR REALTY'S STATUS AS A REIT, THE FURTHER IMPLEMENTATION OF REGULATIONS GOVERNING PAYMENTS TO, AS WELL AS THE FINANCIAL CONDITIONS OF OPERATORS OF, REALTY'S HEALTHCARE RELATED ASSETS, INCLUDING THE FILING FOR PROTECTION UNDER THE US BANKRUPTCY CODE BY ANY OPERATORS OF THE COMPANIES' HEALTHCARE ASSETS, THE IMPACT OF THE PROTECTION OFFERED UNDER THE US BANKRUPTCY CODE FOR THOSE OPERATORS WHO HAVE ALREADY FILED FOR SUCH PROTECTION AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE FILINGS OF REALTY AND OPERATING WITH THE SEC, INCLUDING, WITHOUT LIMITATION, THOSE RISKS DESCRIBED IN ITEM 7 OF THE JOINT ANNUAL REPORT ON FORM 10-K ENTITLED "CERTAIN FACTORS YOU SHOULD CONSIDER" BEGINNING ON PAGE 67 THEREOF.

OVERVIEW

The basis of presentation includes Management's Discussion and Analysis of Financial Condition and Results of Operations for the combined and separate registrants under the Securities and Exchange Act of 1934, as amended. Management of the Companies believes that the combined presentation is most beneficial to the reader.

During 1998, the Companies pursued a strategy of diversifying into additional new businesses. Implementation of this strategy included the evaluation of numerous potential acquisition targets. On January 3, and January 11, 1998, Realty entered into definitive merger agreements for La Quinta Inns, Inc. and its wholly owned subsidiaries and its unincorporated partnership and joint venture (collectively "La Quinta" and the "La Quinta Merger") and Cobblestone Holdings, Inc. and its wholly owned subsidiary (collectively "Cobblestone" and the "Cobblestone Merger"), respectively. In February 1998, legislation was proposed which limited the ability of the Companies to utilize the paired share structure.

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

BACKGROUND - NOVEMBER 1998 COMPREHENSIVE RESTRUCTURING PLAN

During the third and fourth quarters of 1998, the Companies performed an analysis of the impact of the Reform Act, the Companies' limited ability to access the capital markets, and the operating strategy of the Companies' existing businesses. This analysis included advice from outside professional advisors and presentations by management on the different alternatives available to the Companies. The analysis culminated in the development of a comprehensive restructuring plan (the "1998 Plan") designed to strengthen the Companies' financial position and clarify its investment and operating strategy by focusing on the healthcare and lodging business segments. The Plan was announced on November 12, 1998 and included the following components:

- Pursue the separation of the Companies' primary businesses, healthcare and lodging, by creating two separately traded, publicly listed REITs. The Companies intended to spin-off the healthcare financing business into a stand-alone REIT;

- Continue to operate the Companies' healthcare and lodging businesses using the existing paired-share REIT structure until a healthcare spin-off were to take place;

- Sell more than $1 billion of assets, including the portfolio of golf-related real estate and operating properties (the "Cobblestone Golf Group"), the Santa Anita Racetrack and approximately $550 million of healthcare properties;

- Use the proceeds from these asset sales to achieve significant near-term debt reduction;

- Settle fully the Companies' forward equity issuance transaction ("FEIT") with certain affiliates of Merrill Lynch & Co., Inc. (together with its agent and successor in interest, "MLI"); and

- Reduce capital investments to respond to the current operating conditions in each industry.

During the latter part of 1998 and throughout 1999, the Companies implemented the various parts of the 1998 Plan including:

- The sale of more than $1.4 billion of assets, including the Cobblestone Golf Group, the Santa Anita Racetrack and approximately $820 million of healthcare properties:

-    The repayment of more than $625 million of debt;

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

RECENT DEVELOPMENTS - ADOPTION OF FIVE POINT PLAN OF REORGANIZATION

During the latter part of 1999, the Companies continued to analyze and evaluate the impact of the Companies' continued inability to access the capital markets and the operating strategy of the Companies' existing businesses. This analysis included advice from outside professional advisors and presentations by management on the different alternatives available to the Companies, and included a review of the current state of the Companies' investments in the healthcare industry and the long-term prospects of both the healthcare and lodging industries.

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

The mid-priced lodging segment has experienced a greater increase in the supply of available rooms than in demand in much of the United States. The relationship between supply and demand varies by region. Although the mid-priced lodging segment continues to be impacted by the supply/demand imbalance, the Companies believe that by focusing on internal growth and improving the efficiency of operations, the lodging division will be positioned to benefit from improving industry trends when the supply/demand imbalance begins to moderate.

This analysis culminated in the development of a five-point plan of reorganization ("Five Point Plan") designed to improve the overall financial condition of the Companies by substantially deleveraging its balance sheet. The Five Point Plan takes advantage of the Companies' demonstrated ability to sell healthcare assets and use the proceeds from these sales to repay debt obligations. As part of the Five Point Plan, the Companies suspended Realty's common share dividend to provide additional operating funds to repay debt and strengthen the Companies' balance sheet. These actions will permit the Companies, when appropriate, to make disciplined investments to position its lodging division to benefit from improving industry trends when the supply/demand imbalance in its sector begins to moderate. The Five Point Plan was announced on January 28, 2000 and included the following components:

-    An orderly disposition of a significant portion of healthcare assets;

-    Suspension of Realty's REIT common share dividend;

- Expectation of the declaration of the minimum dividend required to maintain REIT status in December 2000;

-    Substantial reduction in debt; and

-    Future disciplined investment in the lodging division.

The Companies also announced that consistent with the adoption of the Five Point Plan to reduce its emphasis on the healthcare division, the Chief Executive Officer of Realty would be leaving. The Boards of Directors, with the assistance of a professional search firm, conducted a search for candidates with significant lodging industry experience to assume the role of Chief Executive Officer in the reorganized Companies. On March 23, 2000, the Companies announced the appointment of Francis W. ("Butch") Cash as Chief Executive Officer of the Companies. Mr. Cash joined the Companies on April 17, 2000.

THE MEDITRUST COMPANIES--COMBINED RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 VS. THREE MONTHS ENDED MARCH 31, 1999

Revenue for the three months ended March 31, 2000, was $214,748,000 compared to revenue of $227,304,000 for the three months ended March 31, 1999, a decrease of $12,556,000. The revenue decrease was primarily attributed to a decrease in healthcare revenue of $14,029,000. The healthcare revenue decrease primarily resulted from asset sales and mortgage repayments over the last year net of the effect of additions to real estate investments made during the same period. Other nonrecurring income for the three months ended March 31, 1999 was $856,000, which arose from lease breakage fees received from the sale of healthcare properties. Hotel revenue for the three months ended March 31, 2000 was $147,328,000 compared to $148,534,000 for the three months ended March 31, 1999, a decrease of $1,206,000. Hotel operating revenues generally are measured as a function of the average daily rate ("ADR") and occupancy. The ADR increased to $64.33 in 2000 from $61.73 in 1999, an increase of $2.60 or 4.2%. Occupancy percentage decreased 6.0 percentage points to 61.1% in 2000 from 67.1% in 1999. Revenue per available room ("RevPAR"), which is the product of occupancy percentage and ADR, decreased 5.0% over 1999. The decrease in RevPAR is primarily due to a greater increase in the supply of available rooms than in demand. The relationship between supply and demand varies by region. The revenue impact of the oversupply of available rooms was somewhat mitigated by revenue increases resulting from a higher proportion of room rental income from the Inn & Suites hotels as compared to the Inns during the comparable periods. Inn & Suites hotels generally have higher room rental income per night than the Inns. Other factors contributing to the decrease in RevPAR includes the continuing short-term disruptive impact of the introduction of the new property management system and the reorganization of the operations and sales organizations. These revenue decreases were partially offset by the addition of revenues from the acquisition of Telematrix, Inc. ("Telematrix"), a provider of telephone software and equipment for the lodging industry in October 1999. Revenues related to Telematrix for the three months ended March 31, 2000 were $3,535,000.

For the three months ended March 31, 2000, total recurring operating expenses were $90,616,000 compared to $84,815,000 for the three months ended March 31, 1999, an increase of $5,801,000. This increase was primarily attributable to the hotel business and included increases to operating expenses of $4,220,000, general and administrative expenses of $2,106,000 and rental property operating expenses of $472,000. The increase in hotel operating and general and administrative expenses was primarily due to the opening of 13 Inn & Suites hotels since the comparable period in the prior year. Hotel operating and general and administrative expenses include costs associated with the operation such as salaries, wages, utilities, repair and maintenance, credit card discounts and room supplies as well as corporate expenses, such as the costs of general management, office rent, training and field supervision of hotel managers and other marketing and administrative expenses. In addition, $1,970,000 of operating expenses and $892,000 of general and administrative expenses were related to the operations of Telematrix. Rental property operating costs attributed to the lodging segment principally consist of property taxes on hotel facilities.

For the three months ended March 31, 2000, rental property operating expenses attributable to the healthcare business decreased $1,736,000. Rental property operating expenses attributed to the healthcare business principally consist of expenses for the management and operation of medical office buildings. The decrease was primarily a result of the sale of principally all of the Companies' medical office buildings in January 2000. General and administrative expenses related to healthcare decreased by $2,123,000 primarily due to state tax savings associated with the restructuring of certain healthcare subsidiaries and reductions in legal and overhead expenses.

The Companies consider contribution from each primary business in evaluating performance. Contribution includes revenue from each business, excluding non-recurring or unusual income, less operating expenses, rental property operating expenses and general and administrative expenses. The resulting combined contribution of the healthcare and lodging businesses was $124,132,000 for the three months ended March 31, 2000, of which $60,572,000 related to healthcare, $62,887,000 to hotels and $673,000 to Telematrix.

For the comparable three months ended March 31, 1999, the combined contribution of the healthcare and lodging businesses was $141,633,000, of which $70,742,000 related to healthcare and $70,891,000 related to hotels. The contribution of the healthcare business decreased $10,170,000 from $70,742,000 for the comparative three months ended March 31, 1999. The decrease was primarily a result of the impact on revenue of asset sales and mortgage repayments over the last year net of the impact of savings in rental and general and administrative expenses.

The lodging contribution was $62,887,000 or 42.7% of lodging revenues during the three months ended March 31, 2000, compared to $70,891,000 or 47.7% of lodging revenues during the three months ended March 31, 1999. The decrease in contribution is primarily attributable to the impact of the oversupply of available rooms, and was somewhat mitigated by revenue increases resulting from a higher proportion of room rental income from the Inn & Suites hotels as compared to the Inns during the comparable periods.

In addition, contribution from Telematrix was $673,000 for the three months ended March 31, 2000. Operations of Telematrix are included in lodging revenue and expense categories of the combined and consolidated statements since consummation of the acquisition and separately disclosed as "Other Contribution" in Note 11 "Segment Reporting" of the combined and consolidated statements.

Interest expense decreased by $11,421,000 due to reductions in debt from amounts paid as a result of various asset sales and mortgage repayments over the past twelve months. These decreases were partially offset by increases to borrowing rates. Depreciation and amortization increased by $3,271,000.

ASSET SALES

During the three months ended March 31, 2000, Realty realized losses on the sale of healthcare real estate assets of $3,812,000 compared to gains of $12,271,000 during the comparable three months ended March 31, 1999. For the three months ended March 31, 2000, sales of healthcare properties included 23 medical office buildings, 12 assisted living facilities and four long-term care facilities. For the three months ended March 31, 1999 sales of healthcare properties included 15 assisted living facilities, one rehabilitation facility, and one long-term care facility. During the first quarter of 1999, Realty also sold one hotel and land held for development on which there was no gain or loss realized.

OTHER EXPENSES

During the first quarter of 2000, the Companies recorded approximately $12,364,000 in other expenses.

On January 28, 2000, Realty entered into a separation and consulting agreement with the former Chief Executive Officer of Realty. Under the terms of the separation agreement, Realty paid the former Chief Executive Officer severance payments totaling $9,500,000 (including consulting fees), converted 155,000 restricted paired common shares into unrestricted paired common shares and agreed to continue certain medical, dental and other benefits. The vesting of the shares resulted in a charge of approximately $2,500,000.

The Companies also incurred approximately $80,000 of professional fees related to implementation of the Five Point Plan. During the quarter ended March 31, 2000, the Companies also recorded provisions of approximately $284,000 for other receivables that management considers uncollectible.

During the first quarter of 1999, the Companies recorded approximately $34,887,000 in other expenses.

On May 10, 1999, the Companies entered into a separation agreement with Abraham
D. Gosman, former Director and Chairman of the Companies and Chief Executive Officer and Treasurer of Meditrust Operating Company. Under the terms of this separation agreement, Mr. Gosman received severance payments totaling $25,000,000 in cash and the continuation of certain life insurance benefits. The Companies established a Special Committee of the Boards of Directors of Realty and Operating (the "Special Committee") to evaluate Mr. Gosman's employment contract and whether such severance or other payments were appropriate. Based on the results of the evaluation and recommendation of the Special Committee, the Boards of Directors concluded that the separation agreement was in the long-term best interest of the shareholders of the Companies and approved the separation agreement.

The Companies incurred approximately $5,889,000 of non-recurring costs associated with the development and implementation of the 1998 Plan. These costs primarily relate to the early repayment and modification of certain debt and other advisory fees related to the 1998 Plan and the separation agreement with Mr. Gosman.

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

EXTRAORDINARY ITEM

During the three months ended March 31, 2000 the Companies retired $44,800,000 of corporate debt at a discount prior to its maturity date, and as part of certain asset sale transactions repaid secured debt totaling $14,936,000. As a result of these early repayments of debt, a net gain of $1,394,000 was realized and is reflected as an extraordinary item.

DISCONTINUED OPERATIONS

For the three months ended March 31, 1999, and as part of the 1998 Plan, the Companies sold the Santa Anita Racetrack during the fourth quarter of 1998 and sold the Cobblestone Golf Group during the first quarter of 1999. The Companies reflected the financial results for 1999 and 1998 of the Santa Anita Racetrack and the Cobblestone Golf Group as discontinued operations. During the first quarter of 1999, the Companies adjusted the provision for loss on disposal of the Cobblestone Golf Group by recording a gain of approximately $2,994,000 which includes an estimate of a working capital adjustment to the final selling price. In addition, during the first quarter of 1999 the Companies recorded $1,875,000 as an adjustment to the estimated selling price of the Santa Anita Racetrack.

NET INCOME

The resulting net income available for common shareholders, after deducting preferred share dividends, for the three months ended March 31, 2000, was $7,176,000 compared to net income available for common shareholders, after deducting preferred share dividends of $15,806,000 for three months ended March 31, 1999. The net income per paired common share (diluted) for the three months ended March 31, 2000 was $0.05 compared to net income per paired common share (diluted) of $0.11 for the three months ended March 31, 1999. The per paired common share amount decreased primarily due to the reduction in contribution as a result of healthcare asset sales during the twelve month period ended March 31, 2000 and the losses incurred on asset sales, which were partially offset by decreases in interest expense and other expenses between the comparable periods.

THE MEDITRUST COMPANIES - COMBINED LIQUIDITY AND CAPITAL RESOURCES

The Companies earn revenue by (i) leasing healthcare assets under long-term triple net leases in which the rental rate is generally fixed with annual escalators; (ii) providing mortgage financing for healthcare facilities in which the interest is generally fixed with annual escalators subject to certain conditions and (iii) owning and operating 232 La Quinta Inns and 70 La Quinta Inn and Suites. Approximately $1,049,000,000 of the Companies debt obligations are floating rate obligations in which interest rate and related cash flows vary with the movements in the London Interbank Offered Rate ("LIBOR"). The general fixed nature of the Companies' assets and the variable nature of a portion of the Companies' debt obligations creates interest rate risk. If interest rates were to rise significantly, the Companies' interest payments may increase resulting in decreases in net income and funds from operations. To mitigate this risk the Companies have entered into interest rate swaps to convert some of their floating rate debt obligations to fixed rate debt obligations. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. At March 31, 2000, the Companies had $500,000,000 of interest rate swaps outstanding in which the Companies pay a fixed rate of 5.7% to the counterparty and receive LIBOR from the counterparty. Accordingly, at March 31, 2000, the Companies have approximately $549,000,000 of variable debt outstanding with interest rates that fluctuate with changes in LIBOR.

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

During February 1998, the Companies entered into the FEIT with MLI pursuant to which MLI purchased shares of capital stock of the Companies which were ultimately converted into paired shares. The FEIT was designed to mature one year after issuance and provided MLI the right to sell sufficient paired shares (including the shares originally purchased) to provide MLI with a guaranteed return. The FEIT also included a purchase price adjustment mechanism which, from time to time, resulted in the issuance of additional paired shares to MLI as a result of declines in the paired shares' market price.

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

The Credit Agreement includes covenants with respect to maintaining certain financial benchmarks, limitations on the types and percentages of investments in certain business lines, a subjective acceleration clause contingent upon the occurrence of an event with a material adverse effect on the Companies, limitations on dividends of Realty and Operating, and other restrictions.

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

On March 10, 1999, Realty reached a second agreement with its bank group to further amend the Credit Agreement. The second amendment, became effective upon the successful completion of the sale of Cobblestone Golf Group and provided for a portion of the sale proceeds to be applied to the FEIT. The second amendment also provides for, among other things, upon the sale of Cobblestone Golf Group, the elimination of limitations on certain healthcare related investments and a lowering of the commitment on the revolving tranche to $850,000,000.

On March 10, 1999, the Companies entered into an agreement with MLI to use the proceeds from the sale of the Cobblestone Golf Group in excess of $300,000,000 to repurchase all or a portion of the remaining paired shares originally issued to MLI in the FEIT. On April 1, 1999, the Companies fully settled the FEIT by paying MLI $89,840,000 million for the repurchase of 6,865,000 paired common shares.

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

On January 28, 2000, the Companies announced that the Boards of Directors had approved the Five Point Plan, which provided for:

-    An orderly disposition of a significant portion of healthcare assets;

-    Suspension of Realty's REIT common share dividend;

- Expectation of the declaration of the minimum dividend required to maintain REIT status in December 2000;

-    Substantial reduction in debt; and

-    Future disciplined investment in the lodging division.

The Companies also announced that consistent with the adoption of the Five Point Plan to reduce its emphasis on the healthcare division, David F. Benson would be leaving as Chief Executive Officer, President, and Treasurer of Realty. Mr. Benson is continuing to assist the Companies on a consulting basis as the Companies move forward to implement the Five Point Plan.

During the three months ended March 31, 2000, the Companies sold Paramount Real Estate Services Inc., its medical office building management company, as well as the majority of its medical office building portfolio. Total consideration of $204,000,000 included $144,000,000 in cash, $8,000,000 of assumed debt and
$52,000,000 of subordinated indebtedness due January 2005 bearing interest at 9%. The transaction involved the sale of the medical office building management company, 23 medical office buildings and three medical office building mortgage loans. Additionally, the Companies sold 12 assisted living facilities for $28,000,000, four long-term care facilities for $22,000,000 and received repayments of one mortgage loan and partial repayment of one mortgage loan for approximately $12,000,000. The proceeds from the sale of these healthcare assets and repayments were used to repay debt maturing in July 2000.

At March 31, 2000, the Companies had approximately $262,000,000 in available borrowings under its revolving tranche commitment. During the calendar year 2000, the Companies have approximately $211,000,000 of debt maturing. The Companies expect to obtain the necessary funds to repay these obligations through asset sales and through the capacity available under the Companies' revolving tranche commitment. However, there can be no assurance that the Companies will be successful in its efforts to repay these obligations as they come due or to meet its other liquidity requirements. As of May 1, 2000, the Companies had outstanding borrowings under its revolving tranche commitment of $501,000,000 (9.12% weighted average rate at May 1, 2000) and capacity for additional borrowing of approximately $311,000,000.

As of March 31, 2000, the Companies' gross real estate investments totaled approximately $4,740,718,000 consisting of 302 hotel facilities in service, 193 long-term care facilities, 105 retirement and assisted living facilities, eight medical office buildings, one acute care hospital campus and six other healthcare facilities. At March 31, 2000, Realty was committed to provide additional financing of approximately $11,000,000 relating to two assisted living facilities as well as additions to existing facilities in the portfolio.

The Companies had shareholders' equity of $2,648,832,000 and debt constituted 48% of the Companies' total capitalization as of March 31, 2000.

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

Information Regarding Operators of Healthcare Assets

As of March 31, 2000, healthcare related facilities (the "Healthcare Portfolio") comprised approximately 44.1% of Realty's total real estate investments. Life Care Centers of America ("Lifecare") and Sun Healthcare Group, Inc. ("Sun") currently operate approximately 20.6% of the total real estate investments, or 47.0% of the Healthcare Portfolio. A schedule of significant healthcare operators follows:

                                                                   % of                          % of
                                                 Invested         Entire             # of      Healthcare
Portfolio by Operator                         (in thousands)     Portfolio        Properties   Portfolio
                                              --------------     ---------        ----------   ---------
Life Care Centers of America, Inc. .........    $  566,689         11.9%              93         27.1%
Sun Healthcare Group, Inc. .................       415,511          8.7%              42         19.9%
Alterra ....................................       161,592          3.4%              57          7.7%
CareMatrix Corporation .....................       182,624          3.8%              11          8.7%
Harborside .................................       103,462          2.2%              18          4.9%
Balanced Care Corporation ..................        92,589          2.0%              19          4.4%
Health Asset Realty Trust ..................        69,115          1.5%              11          3.3%
Tenet Healthcare/Iasis .....................        65,650          1.4%               1          3.1%
Rendina Companies ..........................        55,778          1.2%               2          2.7%
Integrated Health Services, Inc. ...........        50,973          1.1%              10          2.4%
Genesis Health Ventures, Inc. ..............        35,771          0.8%               8          1.7%
Assisted Living Concepts ...................        31,487          0.7%              16          1.5%
ARV Assisted Living, Inc. ..................        28,982          0.6%               4          1.4%
HealthSouth ................................        25,531          0.5%               2          1.2%
Other Public Operators .....................        29,711          0.6%               4          1.5%
Other Non-Public Operators .................       121,334          2.6%              13          5.9%
Paramount Real Estate Services .............        53,847          1.1%               2          2.6%
                                                ------------------------------------------------------
                                                 2,090,646         44.1%             313          100%
                                                                                         ===============
LODGING:
La Quinta Companies ........................     2,650,072         55.9%             302
                                                ----------------------------------------
Gross Real Estate Assets ...................    $4,740,718          100%             615
                                                ========================================

In addition, companies in the assisted living sector of the healthcare industry operate approximately 9.2% of Realty's total real estate investments (and approximately 20.9% of the Healthcare Portfolio).

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

Operators of assisted living facilities are experiencing fill-up periods of a longer duration, and are being impacted by concerns regarding the potential of over-building, increased regulation and the use of certain accounting practices. Accordingly, many of these operators have announced decreased earnings or anticipated earnings shortfalls and have experienced a significant decline in their stock prices. These factors have had a detrimental impact on the liquidity of some assisted living operators, which has caused their growth plans to decelerate and may have a negative effect on their operating cash flows.

Citing the effects of changes in government regulation relating to Medicare reimbursement as the precipitating factor, Sun filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 14, 1999. As of March 31, 2000, Realty had a portfolio of 42 properties operated by Sun, which consisted of 38 owned properties with net assets of approximately $305,462,000 and four mortgages with net assets of approximately $30,470,000. During the three months ended March 31, 2000, income derived from these properties included rental income of $11,915,000 from owned properties. No interest income was received on the four mortgages for the three months ended March 31, 2000.

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

On January 18, 2000, Mariner Health Group, Inc. ("Mariner") filed for protection under Chapter 11. As of March 31, 2000, Realty had a portfolio of 2 properties operated by Mariner, which consisted of one owned property representing net assets of approximately $7,176,000 and one mortgage representing a net asset value of approximately $7,036,000. During the three months ended March 31, 2000, income derived from these properties included rental income of $244,000 from owned properties. No interest payments related to the Mariner mortgage were received, and accordingly this mortgage was placed on non-accrual status.

On February 2, 2000, Integrated Health Services, Inc. ("Integrated") filed for protection under Chapter 11. As of March 31, 2000, Realty had a portfolio of 10 owned properties operated by Integrated, representing net assets of approximately $38,023,000. During the three months ended March 31, 2000, rental income derived from these properties was $1,572,000.

Management has proactively initiated various actions to protect its interest under its leases and mortgages including the drawdown and renegotiations of certain escrow accounts and agreements. As part of this initiative, asset impairments and loan valuations of $31,521,000 have been recorded on five properties. In addition, 13 owned properties have been identified as assets held for sale for which a provision for loss was recorded of $19,380,000. On April 7, 2000, two mortgages were repaid for which a provision for loss of $8,197,000 had been provided. Except for these specifically identified items, management does not believe any of its remaining owned real estate or mortgages are impaired at March 31, 2000. However, the ultimate outcome of these bankruptcies is not currently predictable and management is not able to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome. It is possible that an unfavorable outcome could have a material adverse effect on the Companies' cash flow, revenues and results of operations in a particular quarter or annual period. However, the Companies believe that even if the outcome of these bankruptcies is materially adverse to the Companies' cash flow, revenues and results of operations, it should not have a material adverse effect on the Companies' financial position.

Combined funds from operations

Combined Funds from Operations ("FFO") of the Companies was $47,702,000 and $36,939,000 for the three months ended March 31, 2000 and 1999, respectively. Effective January 1, 2000 the National Association of Real Estate Investment Trusts (NAREIT) adopted a new definition of FFO. The Companies believe that FFO has been calculated using the new definition for all periods presented in the table below.

Management considers Funds from Operations to be a key external measurement of REIT performance. Funds from Operations represents net income or loss available to common shareholders (computed in accordance with generally accepted accounting principles), excluding real estate related depreciation, amortization of goodwill and certain intangible assets, gains and losses from the sale of assets (including provisions for asset impairments) and non-recurring income and expenses.

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

The following reconciliation of net income and loss available to common shareholders to Funds from Operations illustrates the difference between the two measures of operating performance for the comparative three months ended March 31, 2000 and 1999. Certain reconciling items include amounts reclassified from discontinued operations and, accordingly, do not necessarily agree to revenue and expense captions in the Companies' financial statements.

Combined funds from operations
                                                                           Three months ended March 31,
(In thousands)                                                               2000             1999
                                                                           ----------------------------
Net income available to common shareholders ...........................    $  7,176        $ 15,806
   Depreciation of real estate and intangible amortization ............      38,108          38,273
   Other capital gains and losses .....................................       3,812         (12,271)
   Gain on disposal of business segments ..............................          --          (4,869)
   Extraordinary item: Gain on debt extinguishment ....................      (1,394)             --
                                                                           --------        --------

Funds from Operations .................................................    $ 47,702        $ 36,939
                                                                           --------        --------

Weighted average paired common shares outstanding:
   Basic ..............................................................     141,230         147,983
                                                                           --------        --------
   Diluted ............................................................     141,230         148,472


REALTY--RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 VS. THREE MONTHS ENDED MARCH 31, 1999

Revenue for the three months ended March 31, 2000, was $140,535,000 compared to $153,676,000 for three months ended March 31, 1999, a decrease of $13,141,000. The revenue decrease was primarily attributed to a decrease in healthcare revenue of $13,894,000. This decrease primarily resulted from asset sales and mortgage repayments over the last year net of the effect of additions to real estate investments made during the same period. The revenue decrease was partially offset by the addition of revenues from the acquisition of Telematrix in October 1999. Revenues related to Telematrix for the three months ended March 31, 2000 consisted of licensing fees of $1,311,000. Other decreases of $558,000 consisted of changes in rental, interest, hotel operating revenue and other income between the comparable three month periods.

For the three months ended March 31, 2000, total recurring operating expenses were $107,262,000 compared to $118,467,000 for the three months ended March 31, 1999, a decrease of $11,205,000. This decrease was primarily attributable a decrease in interest expense of $11,422,000 due to reductions in debt from amounts paid as a result of various asset sales and mortgage repayments over the past twelve months. These decreases were partially offset by increases to borrowing rates. Other increases of $217,000 consisted of changes in various expenses between the comparable three month periods. These expenses include hotel operating, rental property operating, general and administrative, depreciation and amortization.

ASSET SALES

During the three months ended March 31, 2000, Realty realized losses on the sale of healthcare real estate assets of $3,812,000 compared to gains of $12,271,000 during the comparable three months ended March 31, 1999. For the three months ended March 31, 2000, sales of healthcare properties included 23 medical office buildings, 12 assisted living facilities and four long-term care facilities. For the three months ended March 31, 1999, sales of healthcare properties included 15 assisted living facilities, one rehabilitation facility, and one long-term care facility, and Realty sold one hotel and land held for development on which there was no gain or loss realized.

OTHER EXPENSES

During the first quarter of 2000, the Companies recorded approximately $12,364,000 in other expenses.

On January 28, 2000, Realty entered into a separation and consulting agreement with the former Chief Executive Officer of Realty. Under the terms of the separation agreement, Realty paid the former Chief Executive Officer severance payments totaling $9,500,000 (including consulting fees), converted 155,000 restricted paired common shares into unrestricted paired common shares and agreed to continue certain medical, dental and other benefits. The vesting of the shares resulted in a charge of approximately $2,500,000.

The Companies also incurred approximately $80,000 of professional fees related to implementation of the Five Point Plan. During the quarter ended March 31, 2000, the Companies also recorded provisions of approximately $284,000 for other receivables that management considers uncollectible.

During the first quarter of 1999, other non-recurring expenses of $4,389,000 were incurred which related to the 1998 Plan. Proceeds of asset sales completed in December 1998 were used to repay debt prior to maturity and de-lever the balance sheet. As a result, approximately $3,907,000 of capitalized debt costs and $482,000 of breakage fees associated with swap contracts on repaid debt and other items were charged off in the first quarter of 1999.

EXTRAORDINARY ITEM

During the three months ended March 31, 2000 the Companies retired $44,800,000 of debt prior to its maturity date, and as part of certain asset sale transactions repaid secured debt totaling $14,936,000. As a result of these early repayments of debt, a net gain of $1,394,000 was realized and is reflected as an extraordinary item.

DISCONTINUED OPERATIONS

Pursuant to the 1998 Plan, Realty classified golf and horseracing activities as discontinued operations for financial reporting purposes. Accordingly, Realty presented as discontinued operations approximately $16,094,000 of gains on disposal of the golf and horseracing segments during the three months ended March 31, 1999. Realty also recorded a gain of $9,439,000 related to the sale of the Cobblestone Golf Group, which was sold on March 31, 1999.

NET INCOME

The resulting net income available for common shareholders, after deducting preferred share dividends, for the three months ended March 31, 2000, was $13,991,000 compared to $55,247,000 for three months ended March 31, 1999. The net income per common share (diluted) for the three months ended March 31, 2000 was $0.10 compared to net income per common share (diluted) of $0.37 for the three months ended March 31, 1999. The per common share amount decreased primarily due to losses on sale of assets and other expenses incurred between the comparable three month periods.

REALTY - LIQUIDITY AND CAPITAL RESOURCES

Realty earns revenue by (i) leasing healthcare assets under long-term triple net leases in which the rental rate is generally fixed with annual escalators; (ii) providing mortgage financing for healthcare facilities in which the interest rate is generally fixed with annual escalators subject to certain conditions and
(iii) leasing its 232 La Quinta Inns and 68 La Quinta Inn and Suites to Operating. Approximately $1,049,000,000 of Realty's debt obligations are floating rate obligations in which interest rate and related cash flows vary with the movement in LIBOR. The general fixed nature of Realty's assets and the variable nature of a portion of Realty's debt obligations creates interest rate risk. If interest rates were to rise significantly, Realty's interest payments may increase resulting in decreases in net income and funds from operations. To mitigate this risk Realty has entered into interest rate swaps to convert some of their floating rate debt obligations to fixed rate debt obligations. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. As of March 31, 2000, Realty had $500,000,000 of interest rate swaps outstanding in which Realty pays a fixed rate of 5.7% to the counterparty and receives LIBOR from the counterparty. Accordingly at March 31, 2000, Realty has approximately $549,000,000 of variable debt outstanding with interest rates that fluctuate with changes in LIBOR.

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

The Credit Agreement includes covenants with respect to maintaining certain financial benchmarks, limitations on the types and percentages of investments in certain business lines, a subjective acceleration clause contingent upon the occurrence of an event with a material adverse effect on the Companies, limitations on dividends of Realty and Operating, and other restrictions.

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

On March 10, 1999, Realty entered into an agreement with MLI to use the proceeds from the sale of the Cobblestone Golf Group in excess of $300,000,000 to purchase all or a portion of the remaining 6,865,000 paired shares originally issued to MLI in the FEIT. On April 1, 1999, the Companies fully settled the FEIT by paying MLI $89,840,000 for the repurchase of the remaining 6,865,000 paired common shares.

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

On January 28, 2000, the Companies announced that the Boards of Directors had approved the Five Point Plan, which provided for:

     -    An orderly disposition of a significant portion of healthcare assets;

     -    Suspension of Realty's REIT common share dividend;

     - Expectation of the declaration of the minimum dividend required to maintain REIT status in December 2000;

     -    Substantial reduction in debt; and

     -    Future disciplined investment in the lodging division.

The Companies also announced that consistent with the adoption of the Five Point Plan to reduce its emphasis on the healthcare division, David F. Benson would be leaving as Chief Executive Officer, President, and Treasurer of Realty. Mr. Benson is continuing to assist the Companies on a consulting basis as the Companies move forward to implement the Five Point Plan.

During the three months ended March 31, 2000, Realty sold Paramount Real Estate Services Inc., its medical office building management company, as well as the majority of its medical office building portfolio. Total consideration of $204,000,000 included $144,000,000 in cash, $8,000,000 of assumed debt and
$52,000,000 of subordinated indebtedness due January 2005 bearing interest at 9%. The transaction involved the sale of the medical office building management company, 23 medical office buildings and three medical office building mortgage loans. Additionally, Realty sold 12 assisted living facilities for $28,000,000, four long-term care facilities for $22,000,000 and received repayments of one mortgage loan and partial repayment of one mortgage loan for approximately $12,000,000. The proceeds from the sale of these healthcare assets and repayments were used to repay debt maturing in July 2000.

At March 31, 2000, Realty had approximately $262,000,000 in available borrowings under its revolving tranche commitment. During the calendar year 2000, Realty has approximately $211,000,000 of debt maturing. The Companies expect to obtain the necessary funds to repay these obligations through asset sales and through the capacity available under Realty's revolving tranche commitment. However, there can be no assurance that Realty will be successful in its efforts to repay these obligations as they come due or to meet its other liquidity requirements. As of May 1, 2000, Realty had outstanding borrowings under its revolving tranche commitment of $501,000,000 (9.12% weighted average rate at May 1, 2000) and capacity for additional borrowing of approximately $311,000,000.

As of March 31, 2000, Realty's gross real estate investments totaled approximately $4,719,778,000 consisting of 300 hotel facilities in service, 193 long-term care facilities, 105 retirement and assisted living facilities, eight medical office buildings, one acute care hospital campus and six other healthcare facilities. At March 31, 2000, Realty was committed to provide additional financing of approximately $11,000,000 relating to two assisted living facilities as well as additions to existing facilities in the portfolio.

Realty had shareholders' equity of $2,620,164,000 and debt constituted 48% of the Companies' total capitalization as of March 31, 2000.

Realty has an effective shelf registration statement on file with the SEC under which the Companies may issue $1,825,000,000 of securities including common stock, preferred stock, debt, series common stock, convertible debt and warrants to purchase shares, preferred shares, debt, series common stock and convertible debt.

Realty believes that its various sources of capital, including availability under the credit facility, operating cash flow and proceeds from the sale of certain healthcare related assets as contemplated by the Five Point Plan, are adequate to finance its operations as well as its existing commitments, including financing commitments related to certain healthcare facilities and repayment of debt maturing within the next twelve months.

Information Regarding Operators of Healthcare Assets

As of March 31, 2000, healthcare related facilities (the "Healthcare Portfolio") comprised approximately 44.1% of Realty's total real estate investments. Life Care Centers of America ("Lifecare") and Sun Healthcare Group, Inc. ("Sun") currently operate approximately 20.6% of the total real estate investments, or 47.0% of the Healthcare Portfolio. A schedule of significant healthcare operators follows:

                                                                   % of                            % of
                                                 Invested         Entire             # of        Healthcare
Portfolio by Operator                         (in thousands)     Portfolio         Properties    Portfolio
                                              --------------     ---------         ----------    ----------
Life Care Centers of America, Inc. .........    $  566,689         11.9%              93            27.1%
Sun Healthcare Group, Inc. .................       415,511          8.7%              42            19.9%
Alterra ....................................       161,592          3.4%              57             7.7%
CareMatrix Corporation .....................       182,624          3.8%              11             8.7%
Harborside .................................       103,462          2.2%              18             4.9%
Balanced Care Corporation ..................        92,589          2.0%              19             4.4%
Health Asset Realty Trust ..................        69,115          1.5%              11             3.3%
Tenet Healthcare/Iasis .....................        65,650          1.4%               1             3.1%
Rendina Companies ..........................        55,778          1.2%               2             2.7%
Integrated Health Services, Inc. ...........        50,973          1.1%              10             2.4%
Genesis Health Ventures, Inc. ..............        35,771          0.8%               8             1.7%
Assisted Living Concepts ...................        31,487          0.7%              16             1.5%
ARV Assisted Living, Inc. ..................        28,982          0.6%               4             1.4%
HealthSouth ................................        25,531          0.5%               2             1.2%
Other Public Operators .....................        29,711          0.6%               4             1.5%
Other Non-Public Operators .................       121,334          2.6%              13             5.9%
Paramount Real Estate Services .............        53,847          1.1%               2             2.6%
                                                ---------------------------------------------------------
                                                 2,090,646         44.1%             313             100%
                                                                                         ================
LODGING:
La Quinta Companies ........................     2,650,072         55.9%             302
                                                ---------------------------------------------------------
Gross Real Estate Assets ...................    $4,740,718          100%             615
                                                ========================================


In addition, companies in the assisted living sector of the healthcare industry operate approximately 9.2% of Realty's total real estate investments (and approximately 20.9% of the Healthcare Portfolio).

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

Operators of assisted living facilities are experiencing fill-up periods of a longer duration, and are being impacted by concerns regarding the potential of over-building, increased regulation and the use of certain accounting practices. Accordingly, many of these operators have announced decreased earnings or anticipated earnings shortfalls and have experienced a significant decline in their stock prices. These factors have had a detrimental impact on the liquidity of some assisted living operators, which has caused their growth plans to decelerate and may have a negative effect on their operating cash flows.

Citing the effects of changes in government regulation relating to Medicare reimbursement as the precipitating factor, Sun filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 14, 1999. As of March 31, 2000, Realty had a portfolio of 42 properties operated by Sun, which consisted of 38 owned properties with net assets of approximately $305,462,000 and four mortgages with net assets of approximately $30,470,000. During the three months ended March 31, 2000, income derived from these properties included rental income of $11,915,000 from owned properties. No interest income was received on the four mortgages for the three months ended March 31, 2000.

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

On January 18, 2000, Mariner Health Group, Inc. ("Mariner") filed for protection under Chapter 11. As of March 31, 2000, Realty had a portfolio of 2 properties operated by Mariner, which consisted of one owned property representing net assets of approximately $7,176,000 and one mortgage representing a net asset value of approximately $7,036,000. During the three months ended March 31, 2000, income derived from these properties included rental income of $244,000 from owned properties. No interest payments related to the Mariner mortgage were received, and accordingly this mortgage was placed on non-accrual status.

On February 2, 2000, Integrated Health Services, Inc. ("Integrated") filed for protection under Chapter 11. As of March 31, 2000, Realty had a portfolio of 10 owned properties operated by Integrated, representing net assets of approximately $38,023,000. During the three months ended March 31, 2000, rental income derived from these properties was $1,572,000.

Management has proactively initiated various actions to protect its interest under its leases and mortgages including the drawdown and renegotiations of certain escrow accounts and agreements. As part of this initiative, asset impairments and loan valuations of $31,521,000 have been recorded on five properties. In addition, 13 owned properties have been identified as assets held for sale for which a provision for loss was recorded of $19,380,000. On April 7, 2000, two mortgages were repaid for which a provision for loss of $8,197,000 had been provided. Except for these specifically identified items, management does not believe any of its remaining owned real estate or mortgages are impaired at March 31, 2000. However, the ultimate outcome of these bankruptcies is not currently predictable and management is not able to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome. It is possible that an unfavorable outcome could have a material adverse effect on Realty cash flow, revenues and results of operations in a particular quarter or annual period. However, Realty believes that even if the outcome of these bankruptcies is materially adverse to Realty's cash flow, revenues and results of operations, it should not have a material adverse effect on Realty's financial position.

OPERATING--RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 VS. THREE MONTHS ENDED MARCH 31, 1999

Hotel revenues for the three months ended March 31, 2000 were $144,535,000 compared to $145,324,000 for the three months ended March 31, 1999, a decrease of $789,000. Approximately $137,703,000 or 95% of hotel revenues were derived from room rentals. Hotel operating revenues generally are measured as a function of the ADR and occupancy. The ADR increased to $64.33 during the three months ended March 31, 2000 from $61.73 during the three months ended March 31, 1999, an increase of $2.60 or 4.2%. Occupancy percentage decreased 6.0 percentage points to 61.1% in 2000 from 67.1% in 1999. RevPAR decreased 5.0% over 1999. The decrease in RevPAR is primarily due to a greater increase in the supply of available rooms than in demand. The relationship between supply and demand varies by region. The revenue impact of the oversupply of available rooms was somewhat mitigated by revenue increases resulting from a higher proportion of room rental income from the Inn & Suites hotels as compared to the Inns during the comparable periods. Inn & Suites hotels generally have higher room rental income per night than the Inns. Other factors contributing to the decrease in RevPAR includes the continuing short-term disruptive impact of the introduction of the new property management system and the reorganization of the operations and sales organizations. The hotel revenue decrease was offset by the addition of revenues from the acquisition of Telematrix in October 1999. Revenues related to Telematrix for the three months ended March 31, 2000 were $3,535,000.

For the three months ended March 31, 2000, total recurring expenses were $154,922,000 compared to $144,040,000 for the same period in 1999, or an increase of 10,882,000. This increase was primarily attributable to lodging related expenses, which include an increase in operating expenses of $5,806,000, increases to rent, royalty and interest due Realty of $2,026,000 and an increase to general and administrative expenses of $1,801,000. These increases arose primarily from the addition of 13 new Inn & Suites hotels since the comparable period in the prior year. The increase to hotel operating expenses also includes $1,729,000 of operating costs incurred related to the operations of Telematrix. Hotel operating and general and administrative expenses include costs associated with the operation such as salaries, wages, utilities, repair and maintenance, credit card discounts and room supplies as well as corporate expenses, such as the costs of general management, office rent, training and field supervision of hotel managers and other marketing and administrative expenses. Depreciation and amortization for the three months ended March 31, 2000, was $3,270,000 compared to $2,022,000 for the same period in 1999, or an increase of $1,248,000.

OTHER EXPENSES

During the first quarter of 1999, Operating recorded approximately $30,498,000 in other expenses.

On May 10, 1999, the Companies entered into a separation agreement with Abraham
D. Gosman, former Director and Chairman of the Companies and Chief Executive Officer and Treasurer of Operating. Under the terms of this separation agreement, Mr. Gosman received severance payments totaling $25,000,000 in cash and the continuation of certain life insurance benefits. The Companies established a Special Committee to evaluate Mr. Gosman's employment contract and whether such severance or other payments were appropriate. Based on the results of the evaluation and recommendation of the Special Committee, the Boards of Directors concluded that the separation agreement was in the long-term best interest of the shareholders of the Companies and approved the separation agreement.

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

DISCONTINUED OPERATIONS

Pursuant to the 1998 Plan, Operating classified golf and horseracing activities as discontinued operations for financial reporting purposes. Accordingly, Operating presented as discontinued operations approximately $11,225,000 of losses on disposal from the golf and horseracing segments during the three months ended March 31, 1999. Operating recorded a loss of $6,445,000 related to the sale of the Cobblestone Golf Group, which was sold on March 31, 1999. The loss includes an estimate of working capital balances at the sale date. The horseracing segment was sold on December 10, 1998. During the three months ended March 31, 1999, a loss of $6,655,000 was recorded which related to an adjustment of the selling price between Realty and Operating. This loss was partially offset by an estimated gain of $1,875,000 arising from an adjustment relating to working capital balances at the sale date.

NET LOSS

The resulting net loss available for common shareholders for the three months ended March 31, 2000, was $6,815,000 compared to $39,441,000 for the three months ended March 31, 1999. The net loss per common share for the three months ended March 31, 2000 was $0.05 compared to $0.27 for the three months ended March 31, 1999. The per common share amount increased primarily as a result of other expenses incurred during the three months ended March 31, 1999, which did not recur in the three month period ended March 31, 2000. This increase was partially offset by increases to operating expenses.

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

The Credit Agreement includes covenants with respect to maintaining certain financial benchmarks, limitations on the types and percentages of investments in certain business lines, a subjective acceleration clause contingent upon the occurrence of an event with a material adverse effect on the Companies, limitations on dividends of Realty and Operating, and other restrictions.

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

On March 10, 1999, the Companies entered into an agreement with MLI to use the proceeds from the sale of the Cobblestone Golf Group in excess of $300,000,000 to purchase all or a portion of the remaining 6,865,000 paired shares originally issued to MLI in the FEIT. On April 1, 1999, the Companies fully settled the FEIT by paying MLI $89,840,000 for the repurchase of the remaining 6,865,000 paired common shares.

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

On January 28, 2000, the Companies announced that the Boards of Directors had approved the Five Point Plan, which provided for:

     -    An orderly disposition of a significant portion of healthcare assets;

     -    Suspension of Realty's REIT common share dividend;

     - Expectation of the declaration of the minimum dividend required to maintain REIT status in December 2000;

     -    Substantial reduction in debt; and

     -    Future disciplined investment in the lodging division.

Operating had shareholders' equity of $28,801,000 as of March 31, 2000.

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

NEWLY ISSUED ACCOUNTING STANDARDS

Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133") requires that all derivative investments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and the type of hedge transaction. The Companies anticipate that due to their limited use of derivative instruments, the adoption of SFAS 133 will not have a material effect on the financial statements.

During 1999, Financial Accounting Standards Board Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of the Statement of Financial Accounting Standards No 133" ("SFAS 137") was issued. This statement amended SFAS 133 by deferring the effective date to fiscal quarters of all fiscal years beginning after June 15, 2000.

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

The Companies budgeted $1,650,000 for its year 2000 Plan and estimate that the costs of repairing, updating and replacing their standard IT systems were approximately $1,600,000. Additionally, the Companies estimate that they spent approximately $300,000 to address other Year 2000 issues. Because the Companies year 2000 assessment is ongoing and additional funds may be required as a result of unexpected future findings in the first few quarters of the year 2000, the Companies are not able to estimate the final aggregate cost of the year 2000 problem. While these efforts may involve additional costs, the Companies believe, based on available information, that these costs will not have a material adverse effect on their business, financial condition or results of operations. The Companies have funded the costs to date of addressing the Year 2000 issue from cash flows resulting from operations.

The preceding "Year 2000 disclosure" contains various forward-looking statements within the meaning of the private Securities Litigation Reform Act of 1995. These forward-looking statements represent the Companies' beliefs of expectations regarding future events. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

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

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES


PART II: OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On March 22, 2000, Meditrust Corporation entered into an employment agreement with Francis W. ("Butch") Cash ("Mr. Cash"), whereby Mr. Cash became President and Chief Executive Officer of Meditrust Corporation effective April 17, 2000. The full text of Mr. Cash's employment agreement is attached hereto as Exhibit 10.2.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


EXHIBIT NO.                  DESCRIPTION
-----------                  -----------
3.1        Amended and Restated Certificate of Incorporation of Meditrust
           Corporation filed with the Secretary of State of Delaware on June 21,
           1999 (incorporated by reference to Exhibit 3.1 to Joint Annual
           Report on Form 10-K of Meditrust Corporation and Meditrust Operating
           Company for the fiscal year ended December 31, 1999);

3.2        Amended and Restated Certificate of Incorporation of Meditrust
           Operating Company filed with the Secretary of State of Delaware on
           June 21, 1999 (incorporated by reference to Exhibit 3.2 to Joint
           Annual Report on Form 10-K of Meditrust Corporation and Meditrust Operating
           Company for the fiscal year ended December 31, 1999);

3.3 Amended and Restated By-laws of Meditrust Corporation (incorporated by reference to Exhibit 3.5 to the Joint Registration Statement on Form
           S-4 of Meditrust Corporation and Meditrust Operating Company (File
           Nos. 333-47737 and 333-47737-01));

3.4        Amended and Restated By-laws of Meditrust Operating Company
           (incorporated by reference to Exhibit 3.6 to the Joint Registration
           Statement on Form S-4 of Meditrust Corporation and Meditrust
           Operating Company (File Nos. 333-47737 and 333-47737-01));

10.1 Termination and Severance Agreement dated as of January 28, 2000 by and among Meditrust Corporation, Meditrust Operating Company, David
           F. Benson and other parties thereto (incorporated by reference to Exhibit 99.2 to Joint Current Report on Form 8-K of Meditrust
           Corporation and Meditrust Operating Company event date January 28,
           2000);

10.2 Employment Agreement dated as of March 22, 2000, by and between Meditrust Corporation and Francis W. Cash (filed herewith);

27.1       Financial Data Schedule (filed herewith); and

27.2       Financial Data Schedule (filed herewith).





(b) Reports on Form 8-K. During the quarter ended March 31, 2000, the Companies filed the following Current Reports on Form 8-K:

1. Joint Current Report on Form 8-K, event date January 28, 2000, which contains the Termination and Severance Agreement dated as of January 28, 2000 by and among Meditrust Corporation, Meditrust Operating Company and David F. Benson, and a press release dated January 28, 2000 announcing the Companies' Five Point Plan.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                               MEDITRUST CORPORATION

May 9, 2000                    /s/ Laurie T. Gerber
                               --------------------

                               Laurie T. Gerber
                               Chief Financial Officer

                               MEDITRUST OPERATING COMPANY

May 9, 2000                    /s/ Francis W. Cash
                               -------------------

                               Francis W. Cash
                               Chief Executive Officer and
                               Treasurer