Form 10-Q
period 2000-06-30
MEDITRUST CORP; MEDITRUST OPERATING CO
filed 2000-08-09
CIK 314661, 313749

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

     909 HIDDEN RIDGE, SUITE 600                    909 HIDDEN RIDGE, SUITE 600
          IRVING, TX 75038                               IRVING, TX 75038
   (Address of principal executive                (Address of principal executive
     offices including zip code)                    offices including zip code)

           (214) 492-6600                                 (214) 492-6600
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

The number of shares outstanding of each of the issuers' classes of common stock, as of the close of business on July 27, 2000 were:

Meditrust Corporation:              143,431,700

Meditrust Operating Company:        142,126,323

                             THE MEDITRUST COMPANIES
                                    FORM 10-Q
                                      INDEX

                                                                                                 PAGE(S)
                                                                                                 -------
Part I.        Financial Information

               Item 1. Financial Statements

               The Meditrust Companies

                  Combined Consolidated Balance Sheets as of June 30, 2000
                  (unaudited) and December 31, 1999                                                1

                  Combined Consolidated Statements of Operations for the three months
                  ended June 30, 2000 (unaudited) and 1999 (unaudited)                             2

                  Combined Consolidated Statements of Operations for the six months
                  ended June 30, 2000 (unaudited) and 1999 (unaudited)                             3

                  Combined Consolidated Statements of Cash Flows for the six
                  months ended June 30, 2000 (unaudited) and 1999 (unaudited)                      4

                Meditrust Corporation

                  Consolidated Balance Sheets as of June 30, 2000 (unaudited)
                  and December 31, 1999                                                            5

                  Consolidated Statements of Operations for the three months
                  ended June 30, 2000 (unaudited) and 1999 (unaudited)                             6

                  Consolidated Statements of Operations for the six months ended
                  June 30, 2000 (unaudited) and 1999 (unaudited)                                   7

                  Consolidated Statements of Cash Flows for the six months ended
                  June 30, 2000 (unaudited) and 1999 (unaudited)                                   8

                Meditrust Operating Company

                  Consolidated Balance Sheets as of June 30, 2000 (unaudited)
                  and December 31, 1999                                                            9

                  Consolidated Statements of Operations for the three months
                  ended June 30, 2000 (unaudited) and 1999 (unaudited)                             10

                  Consolidated Statements of Operations for the six months ended
                  June 30, 2000 (unaudited) and 1999 (unaudited)                                   11

                  Consolidated Statements of Cash Flows for the six months ended
                  June 30, 2000 (unaudited) and 1999 (unaudited)                                   12

                Notes to Combined Consolidated Financial Statements (unaudited)                    13

                Item 2. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                            27

Part II.        Other Information

                Item 5. Other Information                                                          53

                Item 6. Exhibits and Reports on Form 8-K                                           53

                Signatures                                                                         54

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             THE MEDITRUST COMPANIES
                      COMBINED CONSOLIDATED BALANCE SHEETS

                                                                                    JUNE 30,         DECEMBER 31,
      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                        2000               1999
                                                                               --------------------------------------
                                                                                  (UNAUDITED)
      ASSETS
      Real estate investments, net                                                $  4,250,268       $  4,672,659
      Cash and cash equivalents                                                          9,439              7,220
      Fees, interest and other receivables                                             135,915             79,042
      Goodwill, net                                                                    469,286            480,673
      Other assets, net                                                                182,426            228,163
                                                                               --------------------------------------
               Total assets                                                       $  5,047,334       $  5,467,757
                                                                               ======================================
      LIABILITIES AND SHAREHOLDERS' EQUITY
      Indebtedness:
          Notes payable, net                                                      $  1,100,533       $  1,144,406
          Convertible debentures, net                                                  136,877            185,468
          Bank notes payable, net                                                      955,242          1,154,182
          Bonds and mortgages payable, net                                              87,778            113,382
                                                                               --------------------------------------
            Total indebtedness                                                       2,280,430          2,597,438
      Accounts payable, accrued expenses and other liabilities                         175,243            197,106
                                                                               --------------------------------------
            Total liabilities                                                        2,455,673          2,794,544
                                                                               --------------------------------------
      Commitments and contingencies                                                          -                  -
      Shareholders' equity:
          Meditrust Corporation Preferred Stock, $.10 par value; 6,000 shares authorized; 701 shares issued and outstanding at
             June 30, 2000 and December 31, 1999                                            70                 70
          Paired Common Stock, $.20 combined par value; 500,000 shares authorized; 142,013 and 141,015 paired shares issued and
             outstanding at June 30, 2000 and December 31, 1999,
             respectively                                                               28,402             28,203
          Additional paid-in-capital                                                 3,656,702          3,654,358
          Unearned compensation                                                         (6,229)            (6,760)
          Accumulated other comprehensive income                                           795              4,468
          Distributions in excess of net income                                     (1,087,919)        (1,007,126)
                                                                               --------------------------------------
                                                                                     2,591,821          2,673,213
          Due from shareholders                                                           (160)                 -
                                                                               --------------------------------------
              Total shareholders' equity                                             2,591,661          2,673,213
                                                                               --------------------------------------
               Total liabilities and shareholders' equity                         $  5,047,334       $  5,467,757
                                                                               ======================================




  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1999, are an integral part of these financial statements.

                             THE MEDITRUST COMPANIES
                 COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                   2000              1999
                                                                                         -----------------------------------
    Revenue:
        Hotel                                                                              $   161,949       $   162,274
        Rental                                                                                  28,403            41,809
        Interest                                                                                29,100            35,631
                                                                                         -----------------------------------
                                                                                               219,452           239,714
                                                                                         -----------------------------------
    Expenses:
        Interest                                                                                51,541            58,686
        Depreciation and amortization                                                           34,090            34,223
        Amortization of goodwill                                                                 5,688             5,539
        General and administrative                                                              13,633             8,612
        Hotel operations                                                                        81,311            71,441
        Rental property operations                                                               7,158             8,814
        Loss (gain) on sale of assets                                                              551               (13)
        Provision for impairment on real estate assets                                          61,126                 -
        Provision for loss on equity securities                                                 39,076                 -
         Other                                                                                   8,756             4,316
                                                                                         -----------------------------------
                                                                                               302,930           191,618
                                                                                         -----------------------------------
    Income (loss) before income taxes and extraordinary item                                   (83,478)           48,096
    Income tax expense                                                                               -               453
                                                                                         -----------------------------------
    Income (loss) before extraordinary item                                                    (83,478)           47,643
    Extraordinary gain on early extinguishment of debt                                               9                 -
                                                                                         -----------------------------------
    Net income (loss)                                                                          (83,469)           47,643
    Preferred stock dividends                                                                   (4,500)           (3,938)
                                                                                         -----------------------------------
    Net income (loss) available to Paired Common shareholders                              $   (87,969)      $    43,705
                                                                                         ===================================

    Basic earnings per Paired Common Share:
      Income (loss) before extraordinary item                                              $      (.62)      $       .31
      Extraordinary gain                                                                             -                 -
                                                                                         -----------------------------------
      Net income (loss)                                                                    $      (.62)      $       .31
                                                                                         ===================================
    Diluted earnings per Paired Common Share:
      Income (loss) before extraordinary item                                              $      (.62)      $       .31
      Extraordinary gain                                                                             -                 -
                                                                                         -----------------------------------
      Net income (loss)                                                                    $      (.62)      $       .31
                                                                                         ===================================

  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1999, are an integral part of these financial statements.

                             THE MEDITRUST COMPANIES
                 COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                            2000              1999
                                                                                  -----------------------------------
    Revenue:
        Hotel                                                                       $   312,812       $   310,808
        Rental                                                                           60,398            85,521
        Interest                                                                         60,990            69,833
        Other                                                                                 -               856
                                                                                  -----------------------------------
                                                                                        434,200           467,018
                                                                                  -----------------------------------
    Expenses:
        Interest                                                                        106,777           125,343
        Depreciation and amortization                                                    70,829            68,082
        Amortization of goodwill                                                         11,387            10,847
        General and administrative                                                       23,814            17,918
        Hotel operations                                                                154,103           138,043
        Rental property operations                                                       14,801            17,721
        Loss (gain) on sale of assets                                                     4,363           (12,284)
        Provision for impairment on real estate assets                                   61,126                 -
        Provision for loss on equity securities                                          39,076                 -
         Other                                                                           21,120            39,203
                                                                                  -----------------------------------
                                                                                        507,396           404,873
                                                                                  -----------------------------------
    Income (loss) from continuing operations before benefit for income
        taxes and extraordinary item                                                    (73,196)           62,145
    Income tax benefit                                                                        -              (373)
                                                                                  -----------------------------------
    Income (loss) from continuing operations before extraordinary item                  (73,196)           62,518
    Discontinued operations:
       Gain (loss adjustment) on disposal of Santa Anita, net                                 -             1,875
       Gain (loss adjustment) on disposal of Cobblestone Golf Group, net                      -             2,994
                                                                                  -----------------------------------
    Income (loss) before extraordinary item                                             (73,196)           67,387
    Extraordinary gain on early extinguishment of debt                                    1,403                 -
                                                                                  -----------------------------------
    Net income (loss)                                                                   (71,793)           67,387
    Preferred stock dividends                                                            (9,000)           (7,876)
                                                                                  -----------------------------------
    Net income (loss) available to Paired Common shareholders                       $   (80,793)      $    59,511
                                                                                  ===================================

    Basic earnings per Paired Common Share:
      Income (loss) from continuing operations                                      $      (.58)      $       .38
      Discontinued operations                                                                 -               .03
      Extraordinary gain                                                                    .01                 -
                                                                                  -----------------------------------
      Net income (loss)                                                             $      (.57)      $       .41
                                                                                  ===================================
    Diluted earnings per Paired Common Share:
      Income (loss) from continuing operations                                      $      (.58)      $       .38
      Discontinued operations                                                                 -               .03
      Extraordinary gain                                                                    .01                 -
                                                                                  -----------------------------------
      Net income (loss)                                                             $      (.57)      $       .41
                                                                                  ===================================

                             THE MEDITRUST COMPANIES
                 COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

(IN THOUSANDS)                                                                                        2000              1999
                                                                                                ----------------------------------
Cash Flows from Operating Activities:
Net income (loss)                                                                                    $  (71,793)       $   67,387
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of real estate                                                                              61,868            64,037
Goodwill amortization                                                                                    11,387            10,847
Loss (gain) on sale of assets                                                                             4,363           (17,153)
Gain on early extinguishment of debt                                                                     (2,183)                -
Other depreciation, amortization and other items, net                                                    13,122            22,139
Other non cash items                                                                                    111,892             2,423
                                                                                                ----------------------------------
Cash Flows from Operating Activities
    Available for Distribution                                                                          128,656           149,680
Net change in other assets and liabilities of discontinued operations                                         -              (148)
Net change in other assets and liabilities                                                               (8,556)          (19,169)
                                                                                                ----------------------------------
        Net cash provided by operating activities                                                       120,100           130,363
                                                                                                ----------------------------------

Cash Flows from Financing Activities:
Purchase of treasury stock                                                                                    -          (103,269)
Proceeds from borrowings on bank notes payable                                                          127,000           790,000
Repayment of bank notes payable                                                                        (328,700)       (1,379,671)
Repayment of notes payable                                                                              (43,033)                -
Repayment of convertible debentures                                                                     (48,115)                -
Equity offering and debt issuance costs                                                                  (1,000)             (801)
Principal payments on bonds and mortgages payable                                                       (17,946)           (8,392)
Dividends to shareholders                                                                                (9,000)         (140,813)
Proceeds from exercise of stock options                                                                       -               318
                                                                                                ----------------------------------
        Net cash used in financing activities                                                          (320,794)         (842,628)
                                                                                                ----------------------------------

Cash Flows from Investing Activities:
Acquisition of real estate and development funding                                                      (17,848)          (94,061)
Investment in real estate mortgages and development funding                                                (161)          (25,032)
Prepayment proceeds and principal payments received on real estate mortgages                             21,136            66,598
Net proceeds from sale of assets                                                                        235,802           482,358
Payment of costs related to prior year asset sales                                                      (25,879)                -
Working capital and notes receivable advances, net of repayments and
   collections, and other items                                                                         (10,137)            2,633
                                                                                                ----------------------------------
                                                                                                ----------------------------------
        Net cash provided by investing activities                                                       202,913           432,496
                                                                                                ----------------------------------
        Net increase (decrease) in cash and cash equivalents                                              2,219          (279,769)
Cash and cash equivalents at:
        Beginning of period                                                                               7,220           305,456
                                                                                                ----------------------------------
        End of period                                                                                $    9,439        $   25,687
                                                                                                ==================================

Supplemental disclosure of cash flow information (Note 2)

  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K and for the year ended December 31, 1999, are an integral part of these financial statements.

                              MEDITRUST CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                  JUNE 30,           DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                            2000                 1999
                                                                            -------------------------------------------
                                                                                (UNAUDITED)
ASSETS
Real estate investments, net                                                     $  4,230,498         $  4,652,631
Cash and cash equivalents                                                               8,483                5,779
Fees, interest and other receivables                                                  113,584               59,004
Goodwill, net                                                                         440,242              451,240
Due from Meditrust Operating Company                                                   43,171               30,525
Other assets, net                                                                     131,722              175,870
                                                                            -------------------------------------------
        Total assets                                                             $  4,967,700         $  5,375,049
                                                                            ===========================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Indebtedness:
    Notes payable, net                                                           $  1,100,533         $  1,144,406
    Convertible debentures, net                                                       136,877              185,468
    Bank notes payable, net                                                           955,242            1,154,182
    Bonds and mortgages payable, net                                                   87,778              113,382
                                                                            -------------------------------------------
      Total indebtedness                                                            2,280,430            2,597,438
Accounts payable, accrued expenses and other liabilities                              110,610              139,833
                                                                            -------------------------------------------
      Total liabilities                                                             2,391,040            2,737,271
                                                                            -------------------------------------------

Commitments and contingencies                                                               -                    -
Shareholders' equity:
    Preferred Stock, $.10 par value; 6,000 shares authorized;
    701 shares issued and outstanding at June 30, 2000 and December
      31, 1999                                                                             70                   70
    Common Stock, $.10 par value; 500,000 shares authorized; 143,318 and 142,320 shares issued and outstanding at June 30, 2000 and
      December 31, 1999, respectively                                                  14,332               14,232
    Additional paid-in-capital                                                      3,589,388            3,586,994
    Unearned compensation                                                              (5,340)              (6,104)
    Accumulated other comprehensive income                                                795                4,468
    Distributions in excess of net income                                          (1,008,433)            (948,018)
                                                                            -------------------------------------------
                                                                                    2,590,812            2,651,642
    Due from Meditrust Operating Company                                                 (944)                (736)
    Due from shareholders                                                                 (80)                   -
    Note receivable - Meditrust Operating Company                                     (13,128)             (13,128)
                                                                            -------------------------------------------
      Total shareholders' equity                                                    2,576,660            2,637,778
                                                                            -------------------------------------------
        Total liabilities and shareholders' equity                               $  4,967,700         $  5,375,049
                                                                            ===========================================

  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1999, are an integral part of these financial statements.

                              MEDITRUST CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                        2000             1999
                                                                                                ---------------------------------
     Revenue:
         Rent from Meditrust Operating Company                                                    $    76,641     $    77,322
         Rental                                                                                        28,403          41,809
         Interest                                                                                      29,075          35,741
         Interest from Meditrust Operating Company                                                        143               -
         Royalty from Meditrust Operating Company                                                       5,270           3,970
         Hotel operating revenue                                                                        2,899           3,147
                                                                                                ---------------------------------
                                                                                                      142,431         161,989
                                                                                                ---------------------------------
     Expenses:
         Interest                                                                                      51,434          58,654
         Interest to Meditrust Operating Company                                                            -           1,589
         Depreciation and amortization                                                                 30,719          32,210
         Amortization of goodwill                                                                       5,493           5,318
         General and administrative                                                                     5,823           4,224
         Hotel operations                                                                               1,240           1,007
         Rental property operations                                                                     7,158           8,814
         Loss (gain) on sale of assets                                                                  1,521             (13)
         Provision for impairment on real estate assets                                                61,126               -
         Provision for loss on equity securities                                                       39,076               -
         Other                                                                                          8,756           4,316
                                                                                                ---------------------------------
                                                                                                      212,346         116,119
                                                                                                ---------------------------------

     Income (loss) before extraordinary item                                                          (69,915)         45,870
     Extraordinary gain on early extinguishment of debt                                                     9               -
                                                                                                ---------------------------------
     Net income (loss)                                                                                (69,906)         45,870
     Preferred stock dividends                                                                         (4,500)         (3,938)
                                                                                                ---------------------------------
     Net income (loss) available to Common shareholders                                           $   (74,406)    $    41,932
                                                                                                =================================

     Basic earnings per Common Share:
         Income (loss) before extraordinary item                                                  $      (.52)    $       .29
         Extraordinary gain                                                                                 -               -
                                                                                                ---------------------------------
         Net income (loss)                                                                        $      (.52)    $       .29
                                                                                                =================================
     Diluted earnings per Common Share:
         Income (loss) before extraordinary item                                                  $      (.52)    $       .29
         Extraordinary gain                                                                                 -               -
                                                                                                ---------------------------------
         Net income (loss)                                                                        $      (.52)    $       .29
                                                                                                =================================

  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1999, are an integral part of these financial statements.

                              MEDITRUST CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                        2000             1999
                                                                                                ---------------------------------
     Revenue:
         Rent from Meditrust Operating Company                                                    $   145,521     $   145,570
         Rental                                                                                        60,398          85,521
         Interest                                                                                      60,928          69,771
         Interest from Meditrust Operating Company                                                        284               -
         Royalty from Meditrust Operating Company                                                      10,143           7,590
         Hotel operating revenue                                                                        5,692           6,357
         Other                                                                                              -             856
                                                                                                ---------------------------------
                                                                                                      282,966         315,665
                                                                                                ---------------------------------
     Expenses:
         Interest                                                                                     106,559         125,201
         Interest to Meditrust Operating Company                                                            -           1,589
         Depreciation and amortization                                                                 64,382          64,268
         Amortization of goodwill                                                                      10,998          10,405
         General and administrative                                                                     9,822           9,149
         Hotel operations                                                                               2,567           1,950
         Rental property operations                                                                    14,801          17,721
         Loss (gain) on sale of assets                                                                  5,333         (12,284)
         Provision for impairment on real estate assets                                                61,126               -
         Provision for loss on equity securities                                                       39,076               -
         Other                                                                                         21,120           8,705
                                                                                                ---------------------------------
                                                                                                      335,784         226,704
                                                                                                ---------------------------------

     Income (loss) from continuing operations before extraordinary item                               (52,818)         88,961
     Discontinued operations:
         Gain (loss adjustment) on disposal of Santa Anita, net                                             -           6,655
         Gain (loss adjustment) on disposal of  Cobblestone Golf Group, net                                 -           9,439
                                                                                                ---------------------------------
     Income (loss) before extraordinary item                                                          (52,818)        105,055
     Extraordinary gain on early extinguishment of debt                                                 1,403               -
                                                                                                ---------------------------------
     Net income (loss)                                                                                (51,415)        105,055
     Preferred stock dividends                                                                         (9,000)         (7,876)
                                                                                                ---------------------------------
     Net income (loss) available to Common shareholders                                           $   (60,415)    $    97,179
                                                                                                =================================
     Basic earnings per Common Share:
         Income (loss) from continuing operations                                                 $      (.43)    $       .56
         Discontinued operations                                                                            -             .11
         Extraordinary gain                                                                               .01               -
                                                                                                ---------------------------------
         Net income (loss)                                                                        $      (.42)    $       .67
                                                                                                =================================
     Diluted earnings per Common Share:
         Income (loss) from continuing operations                                                 $      (.43)    $       .56
         Discontinued operations                                                                            -             .11
         Extraordinary gain                                                                               .01               -
                                                                                                ---------------------------------
         Net income (loss)                                                                        $      (.42)    $       .67
                                                                                                =================================

  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1999, are an integral part of these financial statements.

                              MEDITRUST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

      (IN THOUSANDS)                                                                             2000               1999
                                                                                           ----------------- -------------------
      Cash Flows from Operating Activities:
      Net income (loss)                                                                       $   (51,415)       $   105,055
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation of real estate                                                                  61,528             61,645
      Goodwill amortization                                                                        10,998             10,405
      Loss (gain) on sale of assets                                                                 5,333            (28,378)
      Gain on early extinguishment of debt                                                         (2,183)                 -
      Other depreciation, amortization and other items, net                                         7,097             16,018
      Other non cash items                                                                        111,892             (3,033)
                                                                                           ----------------- -------------------
      Cash Flows from Operating Activities Available for Distribution                             143,250            161,712
      Net change in other assets and liabilities                                                  (22,688)           (11,145)
                                                                                           ----------------- -------------------
          Net cash provided by operating activities                                               120,562            150,567
                                                                                           ----------------- -------------------
      Cash Flows from Financing Activities:
      Purchase of treasury stock                                                                        -           (101,303)
      Proceeds from borrowings on bank notes payable                                              127,000            790,000
      Repayment of bank notes payable                                                            (328,700)        (1,379,671)
      Repayment of notes payable                                                                  (43,033)                 -
      Repayment of convertible debentures                                                         (48,115)                 -
      Equity offering and debt issuance costs                                                      (1,000)              (801)
      Intercompany lending, net                                                                       (59)            11,908
      Principal payments on bonds and mortgages payable                                           (17,946)            (8,392)
      Dividends to shareholders                                                                    (9,000)          (140,813)
      Proceeds from exercise of stock options                                                           -                312
                                                                                           ----------------- -------------------
          Net cash used in financing activities                                                  (320,853)          (828,760)
                                                                                           ----------------- -------------------
      Cash Flows from Investing Activities:
      Acquisition of real estate and development funding                                          (17,766)           (92,969)
      Investment in real estate mortgages and development funding                                    (161)           (25,032)
      Prepayment proceeds and principal payments received on real estate mortgages                 21,136             66,598
      Payment of costs related to prior year asset sales                                          (25,879)                 -
      Net proceeds from sale of real estate                                                       235,802            458,485
      Working capital and notes receivable advances, net of repayments and collections,
      and other items                                                                             (10,137)             2,633
                                                                                           ----------------- -------------------
          Net cash provided by investing activities                                               202,995            409,715
                                                                                           ----------------- -------------------
          Net increase (decrease) in cash and cash equivalents                                      2,704           (268,478)
      Cash and cash equivalents at:
            Beginning of period                                                                     5,779            292,694
                                                                                           ----------------- -------------------
            End of period                                                                     $     8,483        $    24,216
                                                                                           ================= ===================

Supplemental disclosure of cash flow information (Note 2)

  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1999, are an integral part of these financial statements.

                           MEDITRUST OPERATING COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                                         JUNE 30,          DECEMBER 31,
       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                            2000                1999
                                                                                    ---------------------------------------
                                                                                        (UNAUDITED)
       ASSETS
       Cash and cash equivalents                                                          $     956           $   1,441
       Fees, interest and other receivables                                                  22,331              20,038
       Other current assets, net                                                             12,115              12,643
                                                                                    ---------------------------------------
             Total current assets                                                            35,402              34,122

       Investment in common stock of Meditrust Corporation                                   37,581              37,581
       Goodwill, net                                                                         29,044              29,433
       Property, plant and equipment, less accumulated depreciation
           of $5,907 and $2,572, respectively                                                53,180              51,669
       Other non-current assets                                                               5,179               8,009
                                                                                    ---------------------------------------
               Total assets                                                               $ 160,386           $ 160,814
                                                                                    =======================================

       LIABILITIES AND SHAREHOLDERS' EQUITY
       Accounts payable                                                                   $  24,525           $  20,803
       Accrued payroll and employee benefits                                                 28,858              21,452
       Accrued expenses and other current liabilities                                         7,149              10,030
       Due to Meditrust Corporation                                                          67,699              54,820
                                                                                    ---------------------------------------
             Total current liabilities                                                      128,231             107,105

       Note payable to Meditrust Corporation                                                 13,128              13,128
       Other non-current liabilities                                                          4,101               4,988
                                                                                    ---------------------------------------
               Total liabilities                                                            145,460             125,221
                                                                                    ---------------------------------------

       Commitments and contingencies                                                              -                   -
       Shareholders' equity:
           Common Stock, $.10 par value; 500,000 shares authorized; 142,013 and
               141,015 shares issued and outstanding at June 30, 2000 and
               December 31, 1999, respectively                                               14,201              14,102
           Additional paid-in-capital                                                       104,764             104,814
           Unearned compensation                                                               (889)               (656)
           Accumulated deficit                                                              (79,486)            (59,108)
                                                                                    ---------------------------------------
                                                                                             38,590              59,152
           Due from shareholders                                                                (80)                  -
           Due from Meditrust Corporation                                                   (23,584)            (23,559)
                                                                                    ---------------------------------------
             Total shareholders' equity                                                      14,926              35,593
                                                                                    ---------------------------------------
               Total liabilities and shareholders' equity                                 $ 160,386           $ 160,814
                                                                                    =======================================


  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1999, are an integral part of these financial statements.

                           MEDITRUST OPERATING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                2000                1999
                                                        ---------------------------------------
       Revenue:
           Hotel                                            $  159,050         $  159,127
           Interest                                                 25               (110)
           Interest from Meditrust Corporation                       -              1,589
                                                        ---------------------------------------
                                                               159,075            160,606
                                                        ---------------------------------------
       Expenses:
           Hotel operations                                     80,071             70,434
           Depreciation and amortization                         3,371              2,013
           Amortization of goodwill                                195                221
           Interest and other                                      107                 32
           Interest to Meditrust Corporation                       143                  -
           General and administrative                            7,810              4,388
           Royalty to Meditrust Corporation                      5,270              3,970
           Rent to Meditrust Corporation                        76,641             77,322
           Gain on asset sales                                    (970)                 -
                                                        ---------------------------------------
                                                               172,638            158,380
                                                        ---------------------------------------

       Income (loss) before income taxes                       (13,563)             2,226
       Income tax expense                                            -                453
                                                        ---------------------------------------
       Net income (loss)                                     $ (13,563)          $  1,773
                                                        =======================================

       Basic earnings per Common Share:
           Net income (loss)                                 $    (.10)          $    .01
                                                        =======================================
       Diluted earnings per Common Share:
           Net income (loss)                                 $    (.10)          $    .01
                                                        =======================================


  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1999, are an integral part of these financial statements.

                           MEDITRUST OPERATING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                         2000                1999
                                                                                 ---------------------------------------
       Revenue:
           Hotel                                                                     $  307,120           $  304,451
           Interest                                                                          62                   62
           Interest from Meditrust Corporation                                                -                1,589
                                                                                 ---------------------------------------
                                                                                        307,182              306,102
                                                                                 ---------------------------------------
                                                                                 ---------------------------------------
       Expenses:
           Hotel operations                                                             151,536              136,093
           Depreciation and amortization                                                  6,447                3,814
           Amortization of goodwill                                                         389                  442
           Interest and other                                                               218                  142
           Interest to Meditrust Corporation                                                284                    -
           General and administrative                                                    13,992                8,769
           Royalty to Meditrust Corporation                                              10,143                7,590
           Rent to Meditrust Corporation                                                145,521              145,570
           Gain on asset sales                                                             (970)                   -
           Other                                                                              -               30,498
                                                                                 ---------------------------------------
                                                                                        327,560              332,918
                                                                                 ---------------------------------------
       Loss from continuing operations before benefit for income taxes                  (20,378)             (26,816)
       Income tax benefit                                                                     -                 (373)
                                                                                 ---------------------------------------
       Loss from continuing operations                                                  (20,378)             (26,443)
       Discontinued operations:
           Loss adjustment on disposal of Santa Anita, net                                    -               (4,780)
           Loss adjustment on disposal of Cobblestone Golf Group, net                         -               (6,445)
                                                                                 ---------------------------------------
       Net loss                                                                       $ (20,378)          $  (37,668)
                                                                                 =======================================
       Basic earnings per Common Share:
           Loss from continuing operations                                            $    (.14)          $     (.18)
           Discontinued operations                                                            -                 (.08)
                                                                                 ---------------------------------------
           Net income                                                                 $    (.14)          $     (.26)
                                                                                 =======================================
       Diluted earnings per Common Share:
           Loss from continuing operations                                            $    (.14)          $     (.18)
           Discontinued operations                                                            -                 (.08)
                                                                                 ---------------------------------------
           Net income                                                                 $    (.14)          $     (.26)
                                                                                 =======================================


  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1999, are an integral part of these financial statements.

                           MEDITRUST OPERATING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                  2000             1999
                                                                                          -----------------------------------
      Cash Flows from Operating Activities:
      Net loss                                                                               $  (20,378)      $  (37,668)
      Adjustments to reconcile net loss to net cash  used in operating activities:
      Goodwill amortization                                                                         389              442
      Loss (gain) on sale of assets and disposal of discontinued operations                        (970)          11,225
      Other depreciation and amortization and other items                                         6,365            8,513
      Other non-cash items                                                                            -            5,456
      Net change in other assets and liabilities of discontinued operations                           -             (148)
      Net change in other assets and liabilities                                                 14,132           (8,024)
                                                                                          -----------------------------------
              Net cash used in operating activities                                                (462)         (20,204)
                                                                                          -----------------------------------
      Cash Flows from Financing Activities:
      Purchase of treasury stock                                                                      -           (1,966)
      Intercompany borrowing (lending), net                                                          59          (11,908)
      Proceeds from stock option exercises                                                            -                6
                                                                                          -----------------------------------
              Net cash provided by (used in) financing activities                                    59          (13,868)
                                                                                          -----------------------------------
      Cash Flows from Investing Activities:
      Capital improvements to real estate                                                           (82)          (1,092)
      Net proceeds from sale of assets                                                                -           23,873
                                                                                          -----------------------------------
              Net cash provided by (used in) investing activities                                   (82)          22,781
                                                                                          -----------------------------------
              Net decrease in cash and cash equivalents                                            (485)         (11,291)
      Cash and cash equivalents at:
              Beginning of period                                                                 1,441           12,762
                                                                                          -----------------------------------
              End of period                                                                  $      956       $    1,471
                                                                                          ===================================

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

The accompanying unaudited combined consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000, and the results of operations for each of the three and six month periods ended June 30, 2000, and 1999 and cash flows for each of the six month periods ended June 30, 2000 and 1999. The results of operations for the six month period ended June 30, 2000, are not necessarily indicative of the results which may be expected for any other interim period or for the entire year.

In the opinion of Meditrust Corporation ("Realty") and Meditrust Operating Company and subsidiaries ("Operating Company" or "Operating" and collectively with Realty the "Companies" or "The Meditrust Companies"), the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See the Companies' Joint Annual Report on Form 10-K for the year ended December 31, 1999, for additional information relevant to significant accounting policies followed by the Companies.

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

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.    SUPPLEMENTAL CASH FLOW INFORMATION

Details of other non-cash items follow:

                                                                                                   SIX MONTHS ENDED
                                                                                                       JUNE 30
                                                                                         -----------------------------------
                                                                                                2000             1999
                                                                                         -----------------------------------
Provision for assets held for sale                                                          $     13,253       $        -
Provision for loss on real estate mortgage and loans receivable                                   47,873                -
Provision for loss on equity securities                                                           39,076                -
Straight line rent                                                                                  (885)          (4,033)
Provision for loss on receivables                                                                  2,802                -
Provision for restructuring expenses                                                               7,312            2,458
Accelerated amortization of unearned compensation                                                  2,461                -
Write-off of software development costs                                                                -            3,998
                                                                                          ================== ===============
                                                                                            $    111,892       $    2,423
                                                                                          ================== ===============

Details of interest paid and non-cash investing and financing transactions follow:

THE MEDITRUST COMPANIES:

                                                                                                   SIX MONTHS ENDED
                                                                                                         JUNE 30,
                                                                                           ----------------------------------
(IN THOUSANDS)                                                                                   2000             1999
                                                                                           ----------------- ----------------
Interest paid during the period                                                               $  107,715        $  125,663
Interest capitalized during the period                                                               578             4,779
Non-cash investing and financing transactions:
     Non-cash proceeds of asset sale (see Note 3)                                                 53,900                 -
     Retirements and write-offs of project costs                                                  (4,027)           (2,998)
     Accumulated depreciation and provision for impairment of
       assets sold                                                                                86,584            17,471
       Debt assumed by buyer of Cobblestone Golf Group                                                 -             5,637
     Increase in real estate mortgages net of
       participation reduction                                                                       113               316
     Allowance for loan losses on prepaid mortgages                                                5,027                 -
     Change in market value of equity securities                                                 (42,749)           (2,168)

MEDITRUST CORPORATION:

                                                                                                    SIX MONTHS ENDED
                                                                                                         JUNE 30,
                                                                                           -----------------------------------
(IN THOUSANDS)                                                                                   2000              1999
                                                                                           ----------------- -----------------
Interest paid during the period                                                              $     107,485      $  125,521
Interest capitalized during the period                                                                 446           4,779
Non-cash investing and financing transactions:
     Non-cash proceeds of asset sale (see Note 3)                                                   53,900               -
     Retirements and write-offs of project costs                                                    (4,027)         (2,998)
     Accumulated depreciation and provision for impairment of
        assets sold                                                                                 86,584          17,471
     Debt assumed by buyer of Cobblestone Golf Group                                                     -           5,637
     Increase in real estate mortgages net of
        participation reduction                                                                        113             316
     Allowance for loan losses on prepaid mortgages                                                  5,027               -
     Change in market value of equity securities                                                   (42,749)         (2,168)

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

MEDITRUST OPERATING COMPANY:

                                                                                                SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                       -----------------------------------
(IN THOUSANDS)                                                                               2000              1999
                                                                                       ------------------ ----------------
Interest paid during the period                                                            $        230       $       142
Interest capitalized during the period                                                              132                 -



3.   REAL ESTATE INVESTMENTS

The following is a summary of the Companies' real estate investments:

                                                                         JUNE 30,           DECEMBER 31,
(IN THOUSANDS)                                                             2000                 1999
                                                                   -------------------- --------------------
Land                                                                   $    441,191         $    444,523
Buildings and improvements, net of accumulated depreciation of
  $311,164 and $259,777 and other provisions of $12,256
  and $12,330                                                             2,745,137            2,876,418
Real estate mortgages and loans receivable, net of a valuation
   allowance of $67,064 and $32,415                                         934,857            1,059,920
Assets held for sale, net of accumulated depreciation of
  $10,010 and $27,565 and other provisions of $32,733 and
  $71,266                                                                   129,083              291,798
                                                                   -------------------- --------------------
                                                                       $  4,250,268         $  4,672,659
                                                                   ==================== ====================


During the six months ended June 30, 2000, the Companies provided net funding of $3,113,000 for ongoing construction of healthcare facilities committed to prior to November 1998. The Companies also provided net funding of $14,735,000 for capital improvements related to the lodging segment.

Also during the six months ended June 30, 2000, Realty provided $161,000 for ongoing construction of mortgaged facilities already in the portfolio.

During the six months ended June 30, 2000, Realty received net proceeds of $289,702,000, including $7,661,000 of assumed debt and $52,094,000 of subordinated indebtedness due January 2005 bearing interest at 9.00% (which was recorded at a discounted value of $46,239,000 due to an imputed interest rate of 12%), from the sale of four long-term care facilities, 12 assisted living facilities, one retirement living facility and 25 medical office buildings. Realty realized a net loss on these sales of $5,333,000.

During the six months ended June 30, 2000, Realty received principal payments of $21,136,000 on real estate mortgages, including $16,539,000 arising from mortgage repayments in accordance with the Five Point Plan (See Note 8).

At June 30, 2000, Realty was committed to provide additional financing of approximately $5,000,000 for additions to existing facilities in the portfolio.

As of June 30, 2000, healthcare related facilities (the "Healthcare Portfolio") comprised approximately 43.2% of Realty's total real estate investments. Life Care Centers of America ("Lifecare") and Sun Healthcare Group, Inc. ("Sun") currently operate approximately 20.8% of the total real estate investments, or 48.0% of the Healthcare Portfolio. A schedule of significant healthcare operators follows:

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                  % OF                           % OF
                                                INVESTED         ENTIRE           # OF         HEALTHCARE
Portfolio by Operator                        (IN THOUSANDS)     PORTFOLIO       PROPERTIES      PORTFOLIO
                                             --------------     ---------       ----------      ---------
Life Care Centers of America, Inc.             $   556,856         11.9%            92            27.5%
Sun Healthcare Group, Inc.                         415,491          8.9%            42            20.5%
CareMatrix Corporation                             182,360          3.9%            11             9.0%
Alterra                                            161,592          3.4%            57             8.0%
Harborside                                         103,411          2.2%            18             5.1%
Balanced Care Corporation                           92,633          2.0%            19             4.6%
Health Asset Realty Trust                           68,943          1.5%            11             3.4%
Tenet Healthcare/Iasis                              65,650          1.4%             1             3.2%
Integrated Health Services, Inc.                    50,973          1.1%            10             2.5%
Genesis Health Ventures, Inc.                       35,639          0.8%             8             1.8%
Assisted Living Concepts                            31,487          0.7%            16             1.6%
ARV Assisted Living, Inc.                           28,982          0.6%             4             1.4%
HealthSouth                                         25,270          0.5%             2             1.2%
Other Public Operators                              29,718          0.6%             4             1.5%
Other Non-Public Operators                         120,754          2.5%            13             6.0%
Paramount Real Estate Services                      54,545          1.2%             2             2.7%
                                             ----------------------------------------------------------
                                                 2,024,304         43.2%           310             100%
                                                                                          =============
LODGING:
La Quinta Companies                              2,659,191         56.8%           300
                                             ------------------------------------------

Gross Real Estate Assets                      $  4,683,495          100%           610
                                             ==========================================

In addition, companies in the assisted living sector of the healthcare industry operate approximately 9.1% of Realty's total real estate investments (and approximately 21.1% of the Healthcare Portfolio).

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

Operators in Bankruptcy

Citing the effects of changes in government regulation relating to Medicare reimbursement as the precipitating factor, Sun filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 14, 1999. As of June 30, 2000, Realty had a portfolio of 42 properties operated by Sun, which consisted of 38 owned properties with net assets of approximately $299,828,000 and four mortgages with net assets of approximately $30,450,000. During the six months ended June 30, 2000, income derived from these properties included rental income of $23,937,000 from owned properties. No interest income was received on the four mortgages for the six months ended June 30, 2000.

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

On January 18, 2000, Mariner Health Group, Inc. ("Mariner") filed for protection under Chapter 11. As of June 30, 2000, Realty had a portfolio of two properties operated by Mariner, which consisted of one owned property representing net assets of approximately $7,047,000 and one mortgage representing a net asset value of approximately $7,043,000. During the six months ended June 30, 2000, income derived from these properties included rental income of $489,000 from the owned property. No interest payments related to the Mariner mortgage were received, and accordingly this mortgage was placed on non-accrual status.

On February 2, 2000, Integrated Health Services, Inc. ("Integrated") filed for protection under Chapter 11. As of June 30, 2000, Realty had a portfolio of 10 owned properties operated by Integrated, representing net assets of approximately $37,724,000. During the six months ended June 30, 2000, rental income derived from these properties was $3,144,000.

On June 26, 2000, Genesis Health Ventures, Inc. ("Genesis") filed for protection under Chapter 11. As of June 30, 2000, Realty had a portfolio of eight properties operated by Genesis, which consisted of four owned properties representing net assets of $15,330,000 and four mortgaged properties representing net assets of $18,439,000. During the six months ended June 30, 2000, income derived from these properties included rental income of $826,000 from owned properties and interest income of $976,000 from the mortgaged properties. No interest payments have been received since June 1, 2000, and accordingly such mortgages were placed on non-accrual status.

Management has initiated various actions to protect the Companies' interests under its leases and mortgages including the drawdown and renegotiations of certain escrow accounts and agreements. While the earnings capacity of certain facilities has been reduced and the reductions may extend to future periods, management believes that it has recorded appropriate accounting impairment provisions based on its assessment of current circumstances. However, upon changes in circumstances, including but not limited to, possible foreclosure or lease termination, there can be no assurance that the Companies' investments in healthcare facilities would not be written down below current carrying value based upon estimates of fair value at such time.

Impairment of real estate assets

During the six months ended June 30, 2000, the Companies classified certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. Based on estimated net sale proceeds, the Companies recorded a provision for loss on assets held for sale of $13,253,000. The provision reduces the carrying value of four owned properties to the estimated net sales proceeds less costs to sell.

As of June 30, 2000 the Companies had an impairment allowance of $32,733,000 consisting of 18 owned properties that have been identified as assets held for sale.

Impairment of mortgage loans

During the six months ended June 30, 2000, the Companies recorded a provision for the mortgage portfolio, primarily relating to nine mortgage loans, of $47,873,000. The majority of this provision related to one operator. Specifically, during the three months ended June 30, 2000, this operator did not fully remit its interest payments and Realty has entered into discussions for a discounted payoff of these mortgages. Based on the non-payment of interest and these discussions, a provision for loan loss was recorded.

As of June 30, 2000 the Companies had provided $67,064,000 in loan valuation allowances primarily relating to 12 mortgage loans in the portfolio, which resulted from a balance of $32,415,000 as of December 31, 1999, increased by the $47,873,000 provision and decreased by $13,224,000 due to sales or payoffs of mortgage loans during the six months ended June 30, 2000.

The Companies continue to evaluate the assets in its healthcare portfolio as well as pursue an orderly disposition of a significant portion of its healthcare assets. There can be no assurance if or when sales will be completed or whether such sales will be completed on terms that will enable the Companies to realize the full carrying value of such assets.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.   INDEBTEDNESS

On June 30, 2000, Realty repaid the 8.54% convertible debentures, with a balance of $34,834,000, that were scheduled to mature on July 1, 2000.

Of the $850,000,000 revolving tranche commitment, approximately $349,000,000 was available at June 30, 2000, at Realty's option of the base rate (11.5%) or LIBOR plus 2.875% (9.5% weighted average at June 30, 2000).

At June 30, 2000, Realty was a fixed rate payor under interest rate swap agreements, with an underlying notional amount of $500,000,000, of 5.7% and received a variable rate of 6.6%. Differentials in the swapped amounts are recorded as adjustments to interest expense of Realty.

During the six months ended June 30, 2000, the Companies repurchased $47,996,000 of notes payable and $10,500,000 of convertible debentures, which resulted in a gain on early extinguishment of debt of $2,183,000. The Companies also prepaid mortgages with principal amounts totaling $14,936,000. In connection with these mortgage prepayments the Companies paid $780,000 in penalties.

Effective June 30, 2000, Realty reached a third agreement with its bank group to further amend the Credit Agreement. The third amendment provided for, among other things, limitations on early debt repayments, limitations on common dividend payments, which is partially based on a calculation of real estate investment trust ("REIT") taxable income, and changes to the definition of the minimum tangible net worth covenant.


5.   SHAREHOLDERS' EQUITY

As of June 30, 2000, the following classes of Preferred Stock, Excess Stock and Series Common Stock were authorized; no shares were issued or outstanding at either June 30, 2000 or December 31, 1999:

Meditrust Operating Company Preferred Stock $.10 par value; 6,000,000 shares authorized;

Meditrust Corporation Excess Stock $.10 par value; 25,000,000 shares authorized;

Meditrust Operating Company Excess Stock $.10 par value; 25,000,000 shares authorized;

Meditrust Corporation Series Common Stock $.10 par value; 30,000,000 shares authorized;

Meditrust Operating Company Series Common Stock $.10 par value; 30,000,000 shares authorized.

During the six months ended June 30, 2000, 1,000,000 restricted shares of the Companies' stock were issued to key employees under The Meditrust Corporation 1995 Share Award Plan and The Meditrust Operating Company 1995 Share Award Plan (collectively known as the "Share Award Plan"). During June 2000, 50,000 restricted shares were forfeited and thus cancelled and retired, and as part of amendments to certain employment and severance agreements, vesting periods were accelerated for 390,000 restricted shares.

Under the Share Award Plan participants are entitled to cash dividends and voting rights on their respective restricted shares. Restrictions generally limit the sale or transfer of shares during a restricted period, not to exceed three years. Participants vest in the restricted shares granted upon the earliest of six months to three years after the date of issuance, or upon achieving the performance goals as defined, or as the Boards of Directors may determine.

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

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.   COMPREHENSIVE INCOME (LOSS) AND OTHER ASSETS

Realty has an investment in Nursing Home Properties Plc ("NHP Plc"), a property investment group which specializes in the financing, through sale leaseback transactions, of nursing homes located in the United Kingdom. The investment includes approximately 26,606,000 shares of NHP Plc, representing an ownership interest in NHP Plc of 19.99% of which Realty has voting rights with respect to 9.99%.

During the six months ended June 30, 2000, the market value of this investment significantly decreased below the Companies' initial cost. According to Financial Accounting Standard Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), an entity is required to determine whether a decline in fair value of an investment accounted for as "an available for sale security" is other-than-temporary. Further guidance in Staff Accounting Bulletin Topic 5M ("SAB 5M") suggests that the decline is other-than-temporary if, among other factors, the decline in market value persists for a period over six months and the decline is in excess of 20% of cost. As a result, Realty adjusted the cost basis of its investment in NHP Plc to fair value and recorded a charge to earnings for the impairment of the investment in NHP Plc of $39,076,000 based on the difference between the Companies' cost of $57,204,000 and the market value as of June 30, 2000 of $18,128,000.

As of June 30, 2000, Realty owns 1,081,000 shares of stock and warrants to purchase 5,000 shares of stock in Balanced Care Corporation ("BCC"), a healthcare operator. The stock and warrants have a current market value of $1,901,000. The difference between current market value and the cost of the BCC investment, an unrealized gain of $795,000, is included in shareholders' equity in the accompanying balance sheet.

The following is a summary of the Companies' comprehensive income (loss):

                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                   -----------------------------------------
(IN THOUSANDS)                                                            2000                 1999
                                                                   -------------------- --------------------
Net income (loss)                                                      $    (71,793)        $     67,387
Other comprehensive income (loss):
Unrealized holding losses arising during the period                         (42,749)              (2,168)
Reclassification adjustment for losses recognized in net loss                39,076                    -
                                                                   -------------------- --------------------
Comprehensive income (loss)                                            $    (75,466)        $     65,219
                                                                   ==================== ====================


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

On June 30, 2000, Realty paid a dividend of $0.5625 per depository share of preferred stock to holders of record on June 15, 2000 of its 9.00% Series A Cumulative Redeemable Preferred Stock. On June 30, 2000, Realty also paid a quarterly dividend at a rate of 9.00% per annum on the liquidation preference of $25,000 per share to the holder of the 9.00% Series B Cumulative Redeemable Convertible Preferred Stock.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.   OTHER EXPENSES

During the six months ended June 30, 2000, the Companies recorded approximately $21,120,000 in other expenses.

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

As part of the Five-Point Plan to position the lodging division for growth when industry trends improve, the Companies announced that the corporate headquarters would be moved to Dallas, Texas and that changes would be made to the management team. Consistent with this objective, the Boards of Directors approved a plan to reduce by 14 the number of employees, including four officers, as of December 31, 2000. The reduction is primarily in the financial and legal groups of the Companies' Needham, Massachusetts offices. Accordingly, during the six months ended June 30, 2000, the Companies recorded $7,312,000 for severance related expenses expected to be incurred to terminate those employees. The Companies plan to further reduce staff over the next two years with the intention of consolidating the remaining healthcare operations in Dallas, Texas by December 31, 2002. As part of the plan to close the Needham office, additional severance and other payments are expected in future periods.

The Companies also incurred approximately $201,000 of professional fees, $121,000 in the second quarter, related to implementation of the Five Point Plan. During the six months ended June 30, 2000, the Companies also recorded provisions of approximately $315,000, $31,000 in the second quarter, for other receivables that management considers to be uncollectible. The Companies also recorded the collection of $1,195,000 in the second quarter of bad debt recoveries related to receivables written-off in prior years.

The Companies also recorded additional provisions of $2,487,000 for receivables related to real estate assets.

During the six months ended June 30, 1999, the Companies recorded approximately $39,203,000 in other expenses.

On May 10, 1999, the Companies entered into a separation agreement with Abraham
D. Gosman, former Director and Chairman of the Companies and Chief Executive Officer and Treasurer of Meditrust Operating Company. Under the terms of this separation agreement, Mr. Gosman received severance payments totaling $25,000,000 in cash and the continuation of certain life insurance benefits. The Companies established a Special Committee of the Boards of Directors of Realty and Operating Company (the "Special Committee") to evaluate Mr. Gosman's employment contract and whether such severance or other payments were appropriate. Based on the results of the evaluation and recommendation of the Special Committee, the Boards of Directors concluded that the separation agreement was in the long-term best interest of the shareholders of the Companies and approved the separation agreement.

The Companies incurred approximately $10,205,000 of non-recurring costs, $4,316,000 in the second quarter, associated with the development and implementation of the comprehensive restructuring plan adopted in November 1998 (the "1998 Plan"). These costs primarily relate to the early repayment and modification of certain debt and other advisory fees related to the 1998 Plan and the separation agreement with Mr. Gosman.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.   OTHER EXPENSES, CONTINUED


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


9.   EARNINGS PER SHARE

COMBINED CONSOLIDATED EARNINGS PER SHARE IS COMPUTED AS FOLLOWS:

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                        FOR THE THREE MONTHS
                                                                                    ENDED JUNE 30,
                                                                         -----------------------------------
                                                                               2000              1999
                                                                         ----------------- -----------------
Income (loss) before extraordinary item                                    $   (83,478)      $    47,643
Preferred stock dividends                                                       (4,500)           (3,938)
                                                                         ----------------- -----------------
Income (loss) before extraordinary item available to
   common shareholders                                                     $   (87,978)      $    43,705
                                                                         ================= =================

Average outstanding shares of paired common stock                              141,431           141,129
Dilutive effect of:
  Stock options                                                                      -                 5
                                                                         ----------------- -----------------
Dilutive potential paired common stock                                         141,431           141,134
                                                                         ================= =================

Earnings per share:
  Basic                                                                    $      (.62)      $       .31
                                                                         ================= =================
  Diluted                                                                  $      (.62)      $       .31
                                                                         ================= =================

Options to purchase 6,203,000 and 5,083,000 paired common shares at prices ranging from $2.44 to $36.46 were outstanding during the three months ended June 30, 2000 and 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the paired common shares or because the inclusion would result in an antidilutive effect in periods where a loss was incurred. The options, which expire on dates ranging from October 2001 to June 2010, were still outstanding at June 30, 2000.

Convertible debentures outstanding for the three months ended June 30, 2000 and 1999, of 4,765,000 and 6,540,000, paired common shares, respectively, and convertible preferred stock for the three months ended June 30, 2000 of 2,680,000 paired common shares are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


9.   EARNINGS PER SHARE, CONTINUED

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                            FOR THE SIX MONTHS
                                                                                       ENDED JUNE 30,
                                                                            ---------------------------------
                                                                                  2000             1999
                                                                            ----------------- ---------------
Income (loss) before extraordinary item                                       $   (73,196)      $    62,518
Preferred stock dividends                                                          (9,000)           (7,876)
                                                                            ----------------- ---------------
Income (loss) from continuing operations before extraordinary
item available to common shareholders                                         $   (82,196)      $    54,642
                                                                            ================= ===============

Weighted average outstanding shares of paired common stock                        141,330           144,537
Dilutive effect of:
  Stock options                                                                         -                11
                                                                            ----------------- ---------------
Dilutive potential paired common stock                                            141,330           144,548
                                                                            ================= ===============
Earnings per share:
  Basic                                                                       $      (.58)      $       .38
                                                                            ================= ===============
  Diluted                                                                     $      (.58)      $       .38
                                                                            ================= ===============

Options to purchase 6,203,000 and 3,697,000 paired common shares at prices ranging from $2.44 to $36.46 were outstanding during the six months ended June 30, 2000 and 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the paired common shares or because the inclusion would result in an antidilutive effect in periods where a loss was incurred. The options, which expire on dates ranging from October 2001 to June 2010, were still outstanding at June 30, 2000.

Convertible debentures outstanding for the six months ended June 30, 2000 and 1999 of 5,471,000 and 6,540,000 paired common shares, respectively, and convertible preferred stock for the six months ended June 30, 2000 of 2,680,000 paired common shares are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

MEDITRUST CORPORATION EARNINGS PER SHARE IS COMPUTED AS FOLLOWS:

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                  FOR THE THREE MONTHS
                                                                              ENDED JUNE 30,
                                                                 --------------------------------------
                                                                        2000                1999
                                                                 -------------------- -----------------
Income (loss) before extraordinary item                            $   (69,915)         $    45,870
Preferred stock dividends                                               (4,500)              (3,938)
                                                                 -------------------- -----------------
Income (loss) before extraordinary item available to
   common shareholders                                             $   (74,415)         $    41,932
                                                                 ==================== =================

Average outstanding shares of paired common stock                      142,736              142,434
Dilutive effect of:
  Stock options                                                              -                    5
                                                                 -------------------- -----------------
Dilutive potential paired common stock                                 142,736              142,439
                                                                 ==================== =================
Earnings per share:
  Basic                                                            $      (.52)         $       .29
                                                                 ==================== =================
  Diluted                                                          $      (.52)         $       .29
                                                                 ==================== =================

Options to purchase 2,016,000 and 3,312,000 paired common shares at prices ranging from $12.63 to $36.46 were outstanding during the three months ended June 30, 2000 and 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the paired common shares or because the inclusion would result in an antidilutive effect in periods where a loss was incurred. The options, which expire on dates ranging from October 2001 to June 2009, were still outstanding at June 30, 2000.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.   EARNINGS PER SHARE, CONTINUED

Convertible debentures outstanding for the three months ended June 30, 2000 and 1999, of 4,765,000 and 6,540,000, paired common shares, respectively, and not convertible preferred stock for the three months ended June 30, 2000 of 2,680,000 paired common shares are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                        FOR THE SIX MONTHS
                                                                                   ENDED JUNE 30,
                                                                        ---------------------------------
                                                                              2000             1999
                                                                        ----------------- ---------------
Income (loss) from continuing operations before extraordinary item       $    (52,818)     $     88,961
Preferred stock dividends                                                      (9,000)           (7,876)
                                                                        ----------------- ---------------
Income (loss) from continuing operations before extraordinary item
  available to common shareholders                                       $    (61,818)     $    (81,085)
                                                                        ================= ===============

Weighted average outstanding shares of common stock                           142,635           145,842
Dilutive effect of:
  Stock options                                                                     -                11
                                                                        ----------------- ---------------
Dilutive potential common stock                                               142,635           145,853
                                                                        ================= ===============
Earnings per share:
  Basic                                                                  $       (.43)     $       0.56
                                                                        ================= ===============
  Diluted                                                                $       (.43)     $       0.56
                                                                        ================= ===============


Options to purchase 2,016,000 and 1,919,000 paired common shares at prices ranging from $12.63 to $36.46 were outstanding during the six months ended June 30, 2000 and 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares or because the inclusion would result in an antidilutive effect in periods where a loss was incurred. The options, which expire on dates ranging from October 2001 to June 2009, were still outstanding at June 30, 2000.

Convertible debentures outstanding for the six months ended June 30, 2000 and 1999 of 5,471,000 and 6,540,000 paired common shares, respectively, and convertible preferred stock for the six months ended June 30, 2000 of 2,680,000 paired common shares are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

MEDITRUST OPERATING COMPANY EARNINGS PER SHARE IS COMPUTED AS FOLLOWS:

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                        FOR THE THREE MONTHS
                                                                                                    ENDED JUNE 30,
                                                                                         -----------------------------------
                                                                                               2000              1999
                                                                                         ----------------- -----------------
Income (loss) available to common shareholders                                             $   (13,563)      $     1,773
                                                                                         ================= =================

Average outstanding shares of paired common stock                                              141,431           141,129
Dilutive effect of:
  Stock options                                                                                      -                 5
                                                                                         ----------------- -----------------
Dilutive potential paired common stock                                                         141,431           141,134
                                                                                         ================= =================
Earnings per share:
  Basic                                                                                    $      (.10)      $       .01
                                                                                         ================= =================
  Diluted                                                                                  $      (.10)      $       .01
                                                                                         ================= =================

Options to purchase 4,186,000 and 1,771,000 paired common shares at prices ranging from $2.44 to $16.06 were outstanding during the three months ended June 30, 2000 and 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the paired common shares or because the inclusion would result in

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.   EARNINGS PER SHARE, CONTINUED

an antidilutive effect in periods where a loss was incurred. The options, which expire on dates ranging from December 2008 to June 2010, were still outstanding at June 30, 2000.

Convertible debentures outstanding for the three months ended June 30, 2000 and 1999, of 4,765,000 and 6,540,000, paired common shares, respectively, and convertible preferred stock for the three months ended June 30, 2000 of 2,680,000 paired common shares are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                               FOR THE SIX MONTHS
                                                                          ENDED JUNE 30,
                                                             -----------------------------------
                                                                   2000              1999
                                                             ------------------ ----------------
Loss from continuing operations available to
   common shareholders                                         $   (20,378)       $   (26,443)
                                                             ================== ================

Weighted average outstanding shares of common stock                141,330            144,537
Dilutive effect of:
  Contingently issuable shares                                           -                  -
  Stock options                                                          -                  -
                                                             ------------------ ----------------
Dilutive potential common stock                                    141,330            144,537
                                                             ================== ================
Earnings per share:
  Basic                                                        $      (.14)     $       (0.18)
                                                             ================== ================
  Diluted                                                      $      (.14)     $       (0.18)
                                                             ================== ================

Options to purchase 4,186,000 and 1,778,000 paired common shares at prices ranging from $2.44 to $16.06 were outstanding during the six months ended June 30, 2000 and 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares or because the inclusion would result in an antidilutive effect in periods where a loss was incurred. The options, which expire on dates ranging from July 2007 to June 2010, were still outstanding at June 30, 2000.

Convertible debentures outstanding for the six months ended June 30, 2000 and 1999 of 5,471,000 and 6,540,000 paired common shares, respectively, and convertible preferred stock for the six months ended June 30, 2000 of 2,680,000 paired common shares are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

Operating Company holds common shares of Realty which are unpaired pursuant to a stock option plan approved by the shareholders. The common shares held totaled 1,305,000 as of June 30, 2000. These shares affect the calculations of Realty's net income per common share but are eliminated in the calculation of net income per paired common share for The Meditrust Companies.

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

                                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                          JUNE 30,                           JUNE 30,
                                                              ---------------------------------  ---------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                            2000            1999               2000            1999
                                                              ---------------------------------  ---------------------------------
Healthcare:
Rental income                                                    $    28,403      $    41,809       $    60,398      $    85,521
Interest income                                                       29,100           35,631            60,990           69,833
Rental property operating costs                                          (39)          (2,042)             (557)          (4,296)
General and administrative expenses                                   (4,088)          (4,218)           (6,883)          (9,136)
                                                              ---------------------------------  ---------------------------------
Healthcare Contribution                                               53,376           71,180           113,948          141,922
                                                              ---------------------------------  ---------------------------------
Lodging:
Room revenue                                                         150,520          152,677           288,223          291,728
Guest services and other                                               7,647            9,597            17,272           19,080
Operating expenses                                                   (79,126)         (71,441)         (149,948)        (138,043)
General and administrative expenses                                   (8,503)          (4,394)          (14,997)          (8,782)
Rental property operating costs                                       (7,119)          (6,772)          (14,244)         (13,425)
                                                              ---------------------------------  ---------------------------------
Lodging Contribution                                                  63,419           79,667           126,306          150,558
                                                              ---------------------------------  ---------------------------------
Other contribution (a)                                                   555                -             1,228                -
                                                              ---------------------------------  ---------------------------------
                      Combined Contribution                          117,350          150,847           241,482          292,480
                                                              ---------------------------------  ---------------------------------

Reconciliation to Combined Consolidated Financial Statements:
Interest expense                                                      51,541           58,686           106,777          125,343
Depreciation and amortization                                         34,090           34,223            70,829           68,082
Amortization of goodwill                                               5,688            5,539            11,387           10,847
Loss (gain) on sale of assets                                            551              (13)            4,363          (12,284)
Other income                                                               -                -                 -             (856)
Provision for impairment on real estate assets                        61,126                -            61,126                -
Provision for loss on equity securities                               39,076                -            39,076                -
Other expenses                                                         8,756            4,316            21,120           39,203
                                                              ---------------------------------  ---------------------------------
                                                                     200,828          102,751           314,678          230,335
                                                              ---------------------------------  ---------------------------------
Income from continuing operations
   before benefit for income taxes and extraordinary item            (83,478)          48,096           (73,196)          62,145
Income tax benefit (expense)                                               -             (453)                -              373
                                                              ---------------------------------  ---------------------------------
Income from continuing operations before extraordinary item          (83,478)          47,643           (73,196)          62,518
Gain (loss adjustment) on disposal of discontinued operations              -                -                 -            4,869
                                                              ---------------------------------  ---------------------------------
Income before extraordinary item                                     (83,478)          47,643           (73,196)          67,387
Extraordinary gain on early extinguishment of debt                         9                -             1,403                -
                                                              ---------------------------------  ---------------------------------
Net income                                                           (83,469)          47,643           (71,793)          67,387
Preferred stock dividends                                             (4,500)          (3,938)           (9,000)          (7,876)
                                                              ---------------------------------  ---------------------------------
Net income available to Paired Common shareholders               $   (87,969)     $    43,705       $   (80,793)     $    59,511
                                                              =================================  =================================


(a) Other contribution includes Telematrix, a provider of telephones and software and equipment for the lodging industry. Telematrix was acquired in October 1999 and generated contributions of $555,000 and $1,228,000 during the three and six month periods ended June 30, 2000, respectively. In the three months ended June 30, 2000, the Telematrix contribution consisted of revenue of $3,782,000, operating expenses of $2,185,000 and general and administrative expenses of $1,042,000. In the six months ended June 30, 2000, the Telematrix contribution consisted of revenue of $7,317,000, operating expenses of $4,155,000 and general and administrative expenses of $1,934,000. Operations of Telematrix are included in the lodging revenue and expense categories of the combined and consolidated statements since consumation of the acquisition.

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

OVERVIEW

The basis of presentation includes Management's Discussion and Analysis of Financial Condition and Results of Operations for the combined and separate registrants under the Securities and Exchange Act of 1934, as amended. Management of the Companies believes that the combined presentation is most informative to the reader.

During 1998, the Companies pursued a strategy of diversifying into additional new businesses. Implementation of this strategy included the evaluation of numerous potential acquisition targets. On January 3, and January 11, 1998, Realty entered into definitive merger agreements with La Quinta Inns, Inc. and its wholly owned subsidiaries and its unincorporated partnership and joint venture (collectively "La Quinta" and the "La Quinta Merger") and Cobblestone Holdings, Inc. and its wholly owned subsidiary (collectively "Cobblestone" and the "Cobblestone Merger"), respectively. In February 1998, legislation was proposed which limited the ability of the Companies to utilize the paired share structure.

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

The mid-priced lodging segment has experienced a greater increase in the supply of available rooms than demand in much of the United States. The relationship between supply and demand varies by region. Although the mid-priced lodging segment continues to be impacted by the supply/demand imbalance, the Companies believe that by focusing on internal growth and improving the efficiency of operations, the lodging division will be positioned to benefit from improving industry trends when the supply/demand imbalance begins to moderate.

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

The Companies also announced that consistent with the adoption of the Five Point Plan to reduce its emphasis on the healthcare division, the Chief Executive Officer of Realty would be leaving. The Boards of Directors, with the assistance of a professional search firm, conducted a search for candidates with significant lodging industry experience to assume the role of Chief Executive Officer in the reorganized Companies. On March 23, 2000, the Companies announced the appointment of Francis W. ("Butch") Cash as President and Chief Executive Officer of the Companies. Mr. Cash joined the Companies on April 17, 2000 and is based in the new headquarters in Dallas, Texas.

As part of the Five-Point Plan to position the lodging division for growth when industry trends improve, the Companies announced that the corporate headquarters would be moved to Dallas, Texas and that changes would be made to the management team. During June of 2000, the Companies announced the appointments of David L. Rea as Chief Financial Officer of Meditrust Operating Company and Stephen T. Parker as Senior Vice President of Marketing. On July 20, 2000, the Companies also announced that it is in the process of developing a franchise program for the La Quinta brand. As part of the initiation of that program, the Companies announced the appointment of Alan L. Tallis to the position of Executive Vice President-Chief Development Officer.

Consistent with this objective, the Boards of Directors approved a plan to reduce by 14 the number of employees, including four officers, as of December 31, 2000. The reduction is primarily in the financial and legal groups of the Companies' Needham, Massachusetts offices. The Companies plan to further reduce staff over the next two years with the intention of consolidating the remaining healthcare operations in Dallas, Texas by December 31, 2002. As part of the plan to close the Needham office, additional severance and other payments are expected in future periods.


THE MEDITRUST COMPANIES--COMBINED RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 VS. THREE MONTHS ENDED JUNE 30, 1999

Revenue for the three months ended June 30, 2000, was $219,452,000 compared to revenue of $239,714,000 for the three months ended June 30, 1999, a decrease of $20,262,000. The revenue decrease was primarily attributed to a decrease in healthcare revenue of $19,937,000. The healthcare revenue decrease primarily resulted from asset sales and mortgage repayments over the last year net of the effect of additions to real estate investments made during the same period. Hotel revenue for the three months ended June 30, 2000 was $158,167,000 compared to $162,274,000 for the three months ended June 30, 1999, a decrease of $4,107,000. Hotel operating revenues generally are measured as a function of the average daily rate ("ADR") and occupancy. The ADR increased to $63.16 for the second quarter 2000 from $60.45 in the comparable quarter of 1999, an increase of $2.71 or 4.5%. Occupancy percentage decreased 5.6 percentage points to 67.4% for the three months ended June 30, 2000, from 73.0% in the same period in 1999. Revenue per available room ("RevPAR"), which is the product of occupancy percentage and ADR, decreased 3.5% quarter to quarter. The decrease in RevPAR is primarily due to a greater increase in the supply of available rooms than in demand in the segment of the lodging industry in which La Quinta competes. The relationship between supply and demand varies by region and has impacted La Quinta to a greater extent than its competitors due to its concentration of hotels in the West South Central and South Atlantic regions of the United States where approximately 66% of the La Quinta hotels are located. Other factors contributing to the decrease in RevPAR include the continuing disruptive impact of the new property management system and the continuing reorganization of its operations and sales organizations. The revenue impact of the oversupply of available rooms was somewhat mitigated by revenue increases resulting from a higher proportion of room rental income from the Inn & Suites hotels as compared to the Inns during the comparable periods. Inn & Suites hotels generally have higher room rental income per night than the Inns. These revenue decreases were partially offset by the addition of revenues from the acquisition of Telematrix, Inc. ("Telematrix"), a provider of telephone software and equipment for the lodging industry in October 1999. Revenues related to Telematrix for the three months ended June 30, 2000, were $3,782,000.

For the three months ended June 30, 2000, total operating expenses were $102,102,000 compared to $88,867,000 for the three months ended June 30, 1999, an increase of $13,235,000. This increase was primarily attributable to the hotel business and included increases to operating expenses of $7,685,000, general and administrative expenses of $4,109,000 and rental property operating expenses of $347,000. The increase in hotel operating expenses and general and administrative expense is primarily attributable to the first full quarter impact of expenses associated with operation of 9 new Inn & Suites hotels, increases in salary and wage rates, expenses related to certain severance and employment agreements, expenses associated with implementation of the new property management system and certain other incremental expenses. Hotel operating and general and administrative expenses include costs associated with the operation such as salaries, wages, utilities, repair and maintenance, credit card discounts and room supplies as well as corporate expenses, such as the costs of general management, office rent, training and field supervision of hotel managers and other marketing and administrative expenses. In addition, $2,185,000 of operating expenses and $1,042,000 of general and administrative expenses were related to the operations of Telematrix. Rental property operating costs attributed to the lodging segment principally consist of property taxes on hotel facilities.

For the three months ended June 30, 2000, rental property operating expenses attributable to the healthcare business decreased $2,003,000. Rental property operating expenses attributed to the healthcare business principally consist of expenses for the management and operation of medical office buildings. The decrease was primarily a result of the sale of principally all of the Companies' medical office buildings in January 2000. General and administrative expenses related to healthcare decreased by $130,000 primarily due to state tax savings associated with the restructuring of certain healthcare subsidiaries and reductions in legal and overhead expenses.

The Companies consider contribution from each primary business in evaluating performance. Contribution includes revenue from each business, excluding non-recurring or unusual income, less operating expenses, rental property operating expenses and general and administrative expenses. The resulting combined contribution of the healthcare and lodging businesses was $117,350,000 for the three months ended June 30, 2000, of which $53,376,000 related to healthcare, $63,419,000 to hotels and $555,000 to Telematrix. For the comparable three months ended June 30, 1999, the combined contribution of the healthcare and lodging businesses was $150,847,000, of which $71,180,000 related to healthcare and $79,667,000 related to hotels. The contribution of the healthcare business decreased $17,804,000 primarily as a result of the impact on revenue of asset sales and mortgage repayments over the last year net of the impact of savings in rental and general and administrative expenses.

The lodging contribution was $63,419,000 or 40.1% of lodging revenues during the three months ended June 30, 2000, compared to $79,667,000 or 49.1% of lodging revenues during the three months ended June 30, 1999. The decrease in contribution is primarily attributable to the decline in revenue due to the impact of the oversupply of available rooms, incremental hotel operating expenses and general and administrative expense (previously described in this section), and was somewhat mitigated by revenue increases resulting from a higher proportion of room rental income from the Inn & Suites hotels as compared to the Inns during the comparable periods.

In addition, contribution from Telematrix was $555,000 for the three months ended June 30, 2000. Operations of Telematrix are included in lodging revenue and expense categories of the combined and consolidated statements since consummation of the acquisition and separately disclosed as "Other Contribution" in Note 11 "Segment Reporting" of the combined and consolidated statements.

Interest expense decreased by $7,145,000 due to reductions in debt from amounts paid as a result of various asset sales and mortgage repayments over the past twelve months. These decreases were partially offset by increases to borrowing rates. Depreciation and amortization increased by $16,000.

ASSET SALES

During the three months ended June 30, 2000, the Companies realized losses on the sale of mortgage loans related to one retirement living facility and two medical office buildings of $551,000. During the three months ended June 30, 1999, the Companies realized gains on the sale of two assisted living facilities of $13,000.

PROVISION FOR IMPAIRMENT ON REAL ESTATE ASSETS

Impairment of real estate assets

During the three months ended June 30, 2000, the Companies classified certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. Based on estimated net sale proceeds, the Companies recorded a provision for loss on assets held for sale of $13,253,000. The provision reduces the carrying value of four owned properties to the estimated net sales proceeds less costs to sell.

Impairment of mortgage loans

During the three months ended June 30, 2000, the Companies recorded a provision for the mortgage portfolio, primarily relating to nine mortgage loans, of $47,873,000. The majority of this provision relates to one operator. Specifically, during the three months ended June 30, 2000, this operator did not fully remit its interest payments and Realty has entered into discussions for a discounted payoff of these mortgages. Based on the non-payment of interest and these discussions, a provision for loan loss was recorded.

PROVISION FOR LOSS ON EQUITY SECURITIES

Realty has an investment in Nursing Home Properties Plc ("NHP Plc"), a property investment group which specializes in the financing, through sale leaseback transactions, of nursing homes located in the United Kingdom. The investment includes approximately 26,606,000 shares of NHP Plc, representing an ownership interest in NHP Plc of 19.99% of which Realty has voting rights with respect to 9.99%.

During the three months ended June 30, 2000, the market value of this investment significantly decreased below the Companies' initial cost. According to Financial Accounting Standard Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), an entity is required to determine whether a decline in fair value of an investment accounted for as "an available for sale security" is other-than-temporary. Further guidance in Staff Accounting Bulletin Topic 5M ("SAB 5M") suggests that the decline is other-than-temporary if, among other factors, the decline in market value persists for a period over six months and the decline is in excess of 20% of cost. As a result, Realty adjusted the cost basis of its investment in NHP Plc to fair value and recorded a charge to earnings for the impairment of the investment in NHP Plc of $39,076,000 based on the difference between the Companies' cost of $57,204,000 and the market value as of June 30, 2000 of $18,128,000.

OTHER EXPENSES

During the second quarter of 2000, the Companies recorded approximately $8,756,000 in other expenses.

As part of the Five-Point Plan to position the lodging division for growth when industry trends improve, the Companies announced that the corporate headquarters would be moved to Dallas, Texas and that changes would be made to the management team. Consistent with this objective, the Boards of Directors approved a plan to reduce by 14 the number of employees, including four officers, as of December 31, 2000. The reduction is primarily in the financial and legal groups of the Companies' Needham, Massachusetts offices. Accordingly, during the three months ended June 30, 2000, the Companies recorded $7,312,000 for severance related expenses expected to be incurred to terminate those employees. The Companies plan to further reduce staff over the next two years with the intention of consolidating the remaining healthcare operations in Dallas, Texas by December 31, 2002. As part of the plan to close the Needham office, additional severance and other payments are expected in future periods.

The Companies also incurred approximately $121,000 of professional fees related to implementation of the Five Point Plan. During the three months ended June 30, 2000, the Companies also recorded provisions of approximately $31,000 for other receivables that management considers to be uncollectible. The Companies also recorded the collection of $1,195,000 of bad debt recoveries related to receivables written-off in prior years.

The Companies also recorded additional provisions of $2,487,000 for receivables related to real estate assets.

During the second quarter of 1999, the Companies recorded approximately $4,316,000 in other expenses. These are non-recurring cost associated with the implementation of the 1998 Plan and primarily relate to the early repayment and modification of certain debt as well as professional and other advisory fees.

EXTRAORDINARY ITEM

During the three months ended June 30, 2000, Realty retired $13,696,000 of debt prior to its maturity date. As a result of these early repayments of debt, a net gain of $9,000 was realized and is reflected as an extraordinary item.

NET INCOME

The resulting net loss, after deducting preferred share dividends, for the three months ended June 30, 2000, was $87,969,000 compared to net income available for common shareholders, after deducting preferred share dividends of $43,705,000 for three months ended June 30, 1999. The net loss per paired common share (diluted) for the three months ended June 30, 2000 was $0.62 compared to net income per paired common share (diluted) of $0.31 for the three months ended June 30, 1999. The per paired common share amount decreased primarily due to the reduction in contribution as a result of healthcare asset sales during the twelve month period ended June 30, 2000, the provision for impairment on real estate assets and the provision for loss on equity securities.

SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 1999

Revenue for the six months ended June 30, 2000, was $434,200,000 compared to revenue of $467,018,000 for the six months ended June 30, 1999, a decrease of $32,818,000. The revenue decrease was primarily attributed to a decrease in healthcare revenue of $33,966,000. The healthcare revenue decrease primarily resulted from asset sales and mortgage repayments over the last year net of the effect of additions to real estate investments made during the same period. Other nonrecurring income for the six months ended June 30, 1999 was $856,000, which arose from lease breakage fees received from the sale of healthcare properties. Hotel revenue for the six months ended June 30, 2000 was $305,495,000 compared to $310,808,000 for the six months ended June 30, 1999, a decrease of $5,313,000. The ADR increased to $63.72 in 2000 from $61.06 in 1999, an increase of $2.66 or 4.4%. Occupancy percentage decreased 5.8 percentage points to 64.3% in 2000 from 70.1% in 1999. RevPAR decreased 4.3% over 1999. The decrease in RevPAR is primarily due to a greater increase in the supply of available rooms than in demand in the segment of the lodging industry in which La Quinta competes. The relationship between supply and demand varies by region and has impacted La Quinta to a greater extent than its competitors due to its concentration of hotels in the West South Central and South Atlantic regions of the United States where approximately 66% of the La Quinta hotels are located. Other factors contributing to the decrease in RevPAR include the continuing disruptive impact of the new property management system and the continuing reorganization of its operations and sales organizations. The revenue impact of the oversupply of available rooms was somewhat mitigated by revenue increases resulting from a higher proportion of room rental income from the Inn & Suites hotels as compared to the Inns during the comparable periods. Inn & Suites hotels generally have higher room rental income per night than the Inns. These revenue decreases were partially offset by the addition of revenues from the acquisition of Telematrix. Revenues related to Telematrix for the six months ended June 30, 2000, were $7,317,000.

For the six months ended June 30, 2000, total operating expenses were $192,718,000 compared to $173,682,000 for the six months ended June 30, 1999, an increase of $19,036,000. This increase was primarily attributable to the hotel business and included increases to operating expenses of $11,905,000, general and administrative expenses of $6,215,000 and rental property operating expenses of $819,000. The increase in hotel operating expenses and general and administrative expense is primarily attributable to a full six month impact of expenses associated with the operation of 13 new Inn & Suites hotels, increases in salary and wage rates, expenses related to certain severance and employment agreements, expenses associated with implementation of the new property management system and incremental expenses related to certain other expenses. Hotel operating and general and administrative expenses include costs associated with the operation such as salaries, wages, utilities, repair and maintenance, credit card discounts and room supplies as well as corporate expenses, such as the costs of general management, office rent, training and field supervision of hotel managers and other marketing and administrative expenses. In addition, $4,155,000 of operating expenses and $1,934,000 of general and administrative expenses were related to the operations of Telematrix. Rental property operating costs attributed to the lodging segment principally consist of property taxes on hotel facilities.

For the six months ended June 30, 2000, rental property operating expenses attributable to the healthcare business decreased $3,739,000. Rental property operating expenses attributed to the healthcare business principally consist of expenses for the management and operation of medical office buildings. The decrease was primarily a result of the sale of principally all of the Companies' medical office buildings in January 2000. General and administrative expenses related to healthcare decreased by $2,253,000 primarily due to state tax savings associated with the restructuring of certain healthcare subsidiaries and reductions in legal and overhead expenses.

The Companies consider contribution from each primary business in evaluating performance. Contribution includes revenue from each business, excluding non-recurring or unusual income, less operating expenses, rental property operating expenses and general and administrative expenses. The resulting combined contribution of the healthcare and lodging businesses was $241,482,000 for the six months ended June 30, 2000, of which $113,948,000 related to healthcare, $126,306,000 to hotels and $1,228,000 to Telematrix. For the comparable six months ended June 30, 1999, the combined contribution of the healthcare and lodging businesses was $292,480,000, of which $141,922,000 related to healthcare and $150,558,000 related to hotels. The decrease was primarily a result of the impact on revenue of asset sales and mortgage repayments over the last year net of the impact of savings in rental and general and administrative expenses.

The lodging contribution was $126,306,000 or 41.3% of lodging revenues during the six months ended June 30, 2000, compared to $150,558,000 or 48.4% of lodging revenues during the six months ended June 30, 1999. The decrease in contribution is primarily attributable to the impact of the oversupply of available rooms, incremental hotel operating and general and administrative expenses, and was somewhat mitigated by revenue increases resulting from a higher proportion of room rental income from the Inn & Suites hotels as compared to the Inns during the comparable periods.

In addition, contribution from Telematrix was $1,228,000 for the six months ended June 30, 2000. Operations of Telematrix are included in lodging revenue and expense categories of the combined and consolidated statements since consummation of the acquisition and separately disclosed as "Other Contribution" in Note 11 "Segment Reporting" of the combined and consolidated statements.

Interest expense decreased by $18,566,000 due to reductions in debt from amounts paid as a result of various asset sales and mortgage repayments over the past twelve months. These decreases were partially offset by increases to borrowing rates. Depreciation and amortization increased by $3,287,000.

ASSET SALES

During the six months ended June 30, 2000, the Companies realized losses on the sale of healthcare real estate assets of $4,363,000 compared to gains of $12,284,000 during the comparable six months ended June 30, 1999. For the six months ended June 30, 2000, sales of healthcare properties included 25 medical office buildings, 12 assisted living facilities, four long-term care facilities and one retirement living facility. For the six months ended June 30, 1999 sales of healthcare properties included 17 assisted living facilities, one rehabilitation facility, and one long-term care facility. The Companies also sold one hotel and land held for development on which there was no gain or loss realized.

PROVISION FOR IMPAIRMENT ON REAL ESTATE ASSETS

Impairment of real estate assets

During the six months ended June 30, 2000, the Companies classified certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. Based on estimated net sale proceeds, the Companies recorded a provision for loss on assets held for sale of $13,253,000. The provision reduces the carrying value of four owned properties to the estimated net sales proceeds less costs to sell.

Impairment of mortgage loans

During the six months ended June 30, 2000, the Companies recorded a provision for the mortgage portfolio, primarily relating to nine mortgage loans, of $47,873,000. The majority of this provision relates to one operator. Specifically, during the three months ended June 30, 2000, this operator did not fully remit its interest payments and Realty has entered into discussions for a discounted payoff of these mortgages. Based on the non-payment of interest and these discussions, a provision for loan loss was recorded.


PROVISION FOR LOSS ON EQUITY SECURITIES

Realty has an investment in NHP Plc, a property investment group which specializes in the financing, through sale leaseback transactions, of nursing homes located in the United Kingdom. The investment includes approximately 26,606,000 shares of NHP Plc, representing an ownership interest in NHP Plc of 19.99% of which Realty has voting rights with respect to 9.99%.

During the six months ended June 30, 2000, the market value of this investment significantly decreased below the Companies' initial cost. According to SFAS 115, an entity is required to determine whether a decline in fair value of an investment accounted for as "an available for sale security" is other-than-temporary. Further guidance in SAB 5M suggests that the decline is other-than-temporary if, among other factors, the decline in market value persists for a period over six months, and the decline is in excess of 20% of cost. As a result, Realty adjusted the cost basis of its investment in NHP Plc to fair value and recorded a charge to earnings for the impairment of the investment in NHP Plc of $39,076,000 based on the difference between the Companies' cost of $57,204,000 and the market value as of June 30, 2000 of $18,128,000.

OTHER EXPENSES

During the six months ended June 30, 2000, the Companies recorded approximately $21,120,000 in other expenses.

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

As part of the Five-Point Plan to position the lodging division for growth when industry trends improve, the Companies announced that the corporate headquarters would be moved to Dallas, Texas and that changes would be made to the management team. Consistent with this objective, the Boards of Directors approved a plan to reduce by 14 the number of employees, including four officers, as of December 31, 2000. The reduction is primarily in the financial and legal groups of the Companies' Needham, Massachusetts offices. Accordingly, during the six months ended June 30, 2000, the Companies recorded $7,312,000 for severance related expenses expected to be incurred to terminate those employees. The Companies plan to further reduce staff over the next two years with the intention of consolidating the remaining healthcare operations in Dallas, Texas by December 31, 2002. As part of the plan to close the Needham office, additional severance and other payments are expected in future periods.

The Companies also incurred approximately $201,000 of professional fees related to implementation of the Five Point Plan. During the six months ended June 30, 2000, the Companies also recorded provisions of approximately $315,000 for other receivables that management considers to be uncollectible. The Companies also recorded the collection of $1,195,000 of bad debt recoveries related to receivables written-off in prior years.

The Companies also recorded additional provisions of $2,487,000 for receivables related to real estate assets.


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

The Companies incurred approximately $10,205,000 of non-recurring costs associated with the development and implementation of the 1998 Plan. These costs primarily relate to the early repayment and modification of certain debt and other advisory fees related to the 1998 Plan and the separation agreement with Mr. Gosman.

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

EXTRAORDINARY ITEM

During the six months ended June 30, 2000 the Companies retired $58,496,000 of corporate debt at a discount prior to its maturity date, and as part of certain asset sale transactions repaid secured debt totaling $14,936,000. As a result of these early repayments of debt, a net gain of $1,403,000 was realized and is reflected as an extraordinary item.

DISCONTINUED OPERATIONS

For the six months ended June 30, 1999, and as part of the 1998 Plan, the Companies sold the Santa Anita Racetrack during the fourth quarter of 1998 and sold the Cobblestone Golf Group during the first quarter of 1999. The Companies reflected the financial results for 1999 and 1998 of the Santa Anita Racetrack and the Cobblestone Golf Group as discontinued operations. During the six months ended June 30, 1999, the Companies adjusted the provision for loss on disposal of the Cobblestone Golf Group by recording a gain of approximately $2,994,000 which included an estimate of a working capital adjustment to the final selling price. In addition, during the six months ended June 30, 1999 the Companies recorded $1,875,000 as an adjustment to the estimated selling price of the Santa Anita Racetrack.

NET INCOME

The resulting net loss, after deducting preferred share dividends, for the six months ended June 30, 2000, was $80,793,000 compared to net income available for common shareholders, after deducting preferred share dividends of $59,511,000 for six months ended June 30, 1999. The net loss per paired common share (diluted) for the six months ended June 30, 2000 was $0.57 compared to net income per paired common share (diluted) of $0.41 for the six months ended June 30, 1999. The per paired common share amount decreased primarily due to the reduction in contribution as a result of healthcare asset sales during the twelve month period ended June 30, 2000, the provision for impairment on real estate assets and the provision for loss on equity securities.

THE MEDITRUST COMPANIES - COMBINED LIQUIDITY AND CAPITAL RESOURCES

The Companies earn revenue by (i) leasing healthcare assets under long-term triple net leases in which the rental rate is generally fixed with annual escalators; (ii) providing mortgage financing for healthcare facilities in which the interest is generally fixed with annual escalators subject to certain conditions and (iii) owning and operating 230 La Quinta Inns and 70 La Quinta Inn and Suites. Approximately $964,000,000 of the Companies debt obligations are floating rate obligations in which interest rate and related cash flows vary with the movements in the London Interbank Offered Rate ("LIBOR"). The general fixed nature of the Companies' assets and the variable nature of a portion of the Companies' debt obligations creates interest rate risk. If interest rates were to rise significantly, the Companies' interest payments may increase resulting in decreases in net income and funds from operations. To mitigate this risk, the Companies have entered into interest rate swaps to convert some of their floating rate debt obligations to fixed rate debt obligations. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. At June 30, 2000, the Companies had $500,000,000 of interest rate swaps outstanding in which the Companies pay a fixed rate of 5.7% to the counterparty and receive LIBOR from the counterparty. Accordingly, at June 30, 2000, the Companies have approximately $464,000,000 of variable debt outstanding with interest rates that fluctuate with changes in LIBOR.

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

During the six months ended June 30, 2000, the Companies sold Paramount Real Estate Services Inc., its medical office building management company, as well as the majority of its medical office building portfolio. Total consideration of $204,000,000 included $144,000,000 in cash, $8,000,000 of assumed debt and
$52,000,000 of subordinated indebtedness due January 2005 bearing interest at 9%. The transaction involved the sale of the medical office building management company, 23 medical office buildings and three medical office building mortgage loans. Additionally, the Companies sold 12 assisted living facilities for $28,000,000, four long-term care facilities for $22,000,000, a retirement living facility mortgage loan for $7,000,000 and two medical office building mortgage loans for $48,000,000. The Companies also received repayments of one mortgage loan and partial repayment of one mortgage loan for approximately $12,000,000. The proceeds from the sale of these healthcare assets and repayments were used to repay debt maturing in July 2000.

Effective June 30, 2000 Realty reached a third agreement with its bank group to further amend the Credit Agreement. The third amendment provided for, among other things, limitations on early debt repayments, limitations on common dividend payments, which is partially based on a calculation of REIT taxable income, and changes to the definition of the minimum tangible net worth covenant.

On June 30, 2000, Realty repaid the 8.54% convertible debentures with a balance of $34,834,000, that were scheduled to mature on July 1, 2000.

At June 30, 2000, the Companies had approximately $349,000,000 in available borrowings under its revolving tranche commitment. During the period ending July 1 to December 31, 2000, the Companies have approximately $127,000,000 of debt maturing, of which approximately $126,000,000 was repaid in July 2000 from proceeds of asset sales and borrowings under the revolving tranche commitment. As of August 1, 2000, the Companies had outstanding borrowings under its revolving tranche commitment of $589,000,000 (9.67% weighted average rate at August 1, 2000) and capacity for additional borrowing of approximately $224,000,000.

As of June 30, 2000, the Companies' gross real estate investments totaled approximately $4,683,495,000 consisting of 300 hotel facilities in service, 193 long-term care facilities, 104 retirement and assisted living facilities, six medical office buildings, one acute care hospital campus and six other healthcare facilities. At June 30, 2000, Realty was committed to provide additional financing of approximately $5,000,000 for additions to existing facilities in the portfolio.

The Companies had shareholders' equity of $2,591,661,000 and debt constituted 47% of the Companies' total capitalization as of June 30, 2000.

The Companies have an effective shelf registration statement on file with the SEC under which the Companies may issue $1,825,000,000 of securities including common stock, preferred stock, debt, series common stock, convertible debt and warrants to purchase shares, preferred shares, debt, series common stock and convertible debt.

The Companies believe that their various sources of capital, including availability under Realty's credit facility, operating cash flow and proceeds from the sale of certain healthcare assets as contemplated under the Five Point Plan, are adequate to finance their operations as well as their existing commitments, including financial commitments related to certain healthcare facilities and repayment of debt, through the second quarter of 2001, however, the Companies have significant debt maturing during the third quarter of 2001.

As described above, Realty's senior credit facility, consisting of a $500,000,000 Tranche D term loan and the revolving credit commitment, matures on July 17, 2001. As of August 1, 2000, Realty had outstanding borrowings under the revolving credit commitment of $589,000,000 and capacity for additional borrowings of approximately $224,000,000. The Companies had approximately $127,000,000 of debt maturing during the third and fourth quarters of 2000, of which $126,000,000 was repaid during July 2000. Realty also has approximately $90,000,000 of debt maturing in the first quarter of 2001 and an additional $75,000,000 of debt maturing in July 2001, at approximately the same time as the $500,000,000 Tranche D term loan and the revolving credit commitment, with a maximum capacity of $850,000,000, mature. Realty intends to continue to use available borrowings under its revolving credit facility, together with cash flow from operations and proceeds from asset sales, to fund the repayment of debt obligations other than the senior credit facility as they come due. The Companies further intend to use cash flow from operations and the proceeds from sales of healthcare assets under the Five Point Plan to repay amounts due under the senior credit facility. The Companies also intend to pursue the refinancing of amounts due under Realty's senior credit facility, which the Companies believe may be facilitated by the continued sale of healthcare assets.

Although the Companies intend to continue to sell healthcare assets and to pursue the refinancing of the senior credit facility, the Companies efforts, and the success of these efforts, will be impacted by many factors, some of which are outside of the Companies' control. The factors impacting the sale of the healthcare assets include the nature of the assets being sold (including the condition (financial or otherwise) of the operators of such assets), the overall condition of the healthcare real estate market at the time of any such sale, the nature of the consideration delivered by any purchaser of such assets and the presence of other similar healthcare properties for sale on the market at the time of any such sale (including the effect that the presence of such other properties could have on the prices that can be obtained in such sales and the availability of financing for prospective purchasers of such assets). The section entitled "Certain Factors You Should Consider" commencing on page 67 of the Companies' Joint Annual Report on Form 10-K for the year-ending December 31, 1999 contains additional factors that could impact the Companies efforts, and the success of those efforts, in selling healthcare assets and refinancing the senior credit facility.

The above-described factors (including those set forth in the Companies' Joint Annual Report on Form 10-K) specifically will impact the amount of the consideration to be received in connection with the sale of any such assets, which will impact the amount of debt obligations that may be repaid in connection with such sales, as well as the gain or loss that will be recognized by Realty in connection with such sale. Further, to the extent Realty enters into agreements to sell assets at sales prices less than the carrying value of such assets on Realty's balance sheet (after giving effect to prior adjustments to such carrying value), Realty will recognize losses related to such sales, some of which may be substantial as a result of the above-described transactions, at the time that such agreements are entered into, rather than at the time such sales are actually consummated. Accordingly, the Companies cannot assure you that their efforts to sell healthcare assets, or to pursue the refinancing of the senior credit facility, will be successful.

Information Regarding Operators of Healthcare Assets

As of June 30, 2000, healthcare related facilities (the "Healthcare Portfolio") comprised approximately 43.2% of the Companies' total real estate investments. Life Care Centers of America ("Lifecare") and Sun Healthcare Group, Inc. ("Sun") currently operate approximately 20.8% of the total real estate investments, or 48.0% of the Healthcare Portfolio. A schedule of significant healthcare operators follows:

                                                                  % OF                           % OF
                                                INVESTED         ENTIRE            # OF        HEALTHCARE
Portfolio by Operator                        (IN THOUSANDS)     PORTFOLIO        PROPERTIES     PORTFOLIO
                                             --------------     ---------        ----------     ---------
Life Care Centers of America, Inc.             $   556,856         11.9%             92           27.5%
Sun Healthcare Group, Inc.                         415,491          8.9%             42           20.5%
CareMatrix Corporation                             182,360          3.9%             11            9.0%
Alterra                                            161,592          3.4%             57            8.0%
Harborside                                         103,411          2.2%             18            5.1%
Balanced Care Corporation                           92,633          2.0%             19            4.6%
Health Asset Realty Trust                           68,943          1.5%             11            3.4%
Tenet Healthcare/Iasis                              65,650          1.4%              1            3.2%
Integrated Health Services, Inc.                    50,973          1.1%             10            2.5%
Genesis Health Ventures, Inc.                       35,639          0.8%              8            1.8%
Assisted Living Concepts                            31,487          0.7%             16            1.6%
ARV Assisted Living, Inc.                           28,982          0.6%              4            1.4%
HealthSouth                                         25,270          0.5%              2            1.2%
Other Public Operators                              29,718          0.6%              4            1.5%
Other Non-Public Operators                         120,754          2.5%             13            6.0%
Paramount Real Estate Services                      54,545          1.2%              2            2.7%
                                            -----------------------------------------------------------
                                                 2,024,304         43.2%            310            100%
                                                                                         ==============
LODGING:
La Quinta Companies                              2,659,191         56.8%            300
                                            --------------------------------------------
Gross Real Estate Assets                      $  4,683,495          100%            610
                                            ============================================

In addition, companies in the assisted living sector of the healthcare industry operate approximately 9.1% of Realty's total real estate investments (and approximately 21.1% of the Healthcare Portfolio).

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

OPERATORS IN BANKRUPTCY

Citing the effects of changes in government regulation relating to Medicare reimbursement as the precipitating factor, Sun filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 14, 1999. As of June 30, 2000, Realty had a portfolio of 42 properties operated by Sun, which consisted of 38 owned properties with net assets of approximately $299,828,000 and four mortgages with net assets of approximately $30,450,000. During the six months ended June 30, 2000, income derived from these properties included rental income of $23,937,000 from owned properties. No interest income was received on the four mortgages for the six months ended June 30, 2000.

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

On January 18, 2000, Mariner Health Group, Inc. ("Mariner") filed for protection under Chapter 11. As of June 30, 2000, Realty had a portfolio of two properties operated by Mariner, which consisted of one owned property representing net assets of approximately $7,047,000 and one mortgage representing a net asset value of approximately $7,043,000. During the six months ended June 30, 2000, income derived from these properties included rental income of $489,000 from owned properties. No interest payments related to the Mariner mortgage were received, and accordingly this mortgage was placed on non-accrual status.

On February 2, 2000, Integrated Health Services, Inc. ("Integrated") filed for protection under Chapter 11. As of June 30, 2000, Realty had a portfolio of 10 owned properties operated by Integrated, representing net assets of approximately $37,724,000. During the six months ended June 30, 2000, rental income derived from these properties was $3,144,000.

On June 26, 2000, Genesis Health Ventures, Inc. ("Genesis") filed for protection under Chapter 11. As of June 30, 2000, Realty had a portfolio of eight properties operated by Genesis, which consisted of four owned properties representing net assets of $15,330,000 and four mortgaged properties representing net assets of $18,439,000. During the six months ended June 30, 2000, income derived from these properties included rental income of $826,000 from owned properties and interest income of $976,000 from the mortgaged properties. No interest payments have been received since June 1, 2000, and accordingly such mortgages were placed on non-accrual status.

Management has initiated various actions to protect the Companies' interests under its leases and mortgages including the drawdown and renegotiations of certain escrow accounts and agreements. While the earnings capacity of certain facilities has been reduced and the reductions may extend to future periods, management believes that it has recorded appropriate accounting impairment provisions based on its assessment of current circumstances. However, upon changes in circumstances, including but not limited to, possible foreclosure or lease termination, there can be no assurance that the Companies' investments in healthcare facilities would not be written down below current carrying value based upon estimates of fair value at such time.

COMBINED FUNDS FROM OPERATIONS

Combined Funds from Operations ("FFO") of the Companies was $94,429,000 and $117,242,000 for the six months ended June 30, 2000 and 1999, respectively. Effective January 1, 2000 the National Association of Real Estate Investment Trusts (NAREIT) adopted a new definition of FFO. The Companies believe that FFO has been calculated using the new definition for all periods presented in the table below.

Management considers Funds from Operations to be a key external measurement of REIT performance. Funds from Operations represents net income or loss available to common shareholders (computed in accordance with generally accepted accounting principles), excluding real estate related depreciation, amortization of goodwill, gains and losses from the sale of assets and provisions for impairment on owned properties, mortgages and real estate related equity securities, and extraordinary items.

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


The following reconciliation of net income and loss available to common shareholders to Funds from Operations illustrates the difference between the two measures of operating performance for the comparative six months ended June 30, 2000 and 1999. Certain reconciling items include amounts reclassified from discontinued operations and, accordingly, do not agree to revenue and expense captions in the Companies' financial statements.

Combined funds from operations

                                                                              SIX MONTHS ENDED JUNE 30,
(In thousands)                                                               2000                 1999
                                                                      ----------------------------------------
Net income (loss) available to common shareholders                      $     (80,793)       $    59,511
   Depreciation of real estate and intangible amortization                     73,255             74,884
   Other expenses                                                              99,007                  -
   Other capital gains and losses                                               4,363            (12,284)
   Gain on disposal of business segments                                            -             (4,869)
   Extraordinary item: Gain on debt extinguishment                             (1,403)                 -
                                                                      -------------------- -------------------

Funds from Operations                                                   $      94,429        $   117,242
                                                                      -------------------- -------------------
Weighted average paired common shares outstanding:
   Basic                                                                      141,330            144,537
                                                                      -------------------- -------------------
   Diluted                                                                    141,330            144,548



REALTY--RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 VS. THREE MONTHS ENDED JUNE 30, 1999

Revenue for the three months ended June 30, 2000, was $142,431,000 compared to $161,989,000 for three months ended June 30, 1999, a decrease of $19,558,000. The revenue decrease was primarily attributed to a decrease in healthcare revenue of $20,072,000. This decrease primarily resulted from asset sales and mortgage repayments over the last year net of the effect of additions to real estate investments made during the same period. The revenue decrease was partially offset by the addition of revenues from the acquisition of Telematrix in October 1999. Revenues related to Telematrix for the three months ended June 30, 2000 consisted of licensing fees of $1,399,000. Other decreases of $885,000 consisted of changes in rent, interest, and royalties from Operating as well as hotel operating revenue between the comparable three month periods.

For the three months ended June 30, 2000, total recurring expenses were $101,867,000 compared to $111,816,000 for the three months ended June 30, 1999, a decrease of $9,949,000. This decrease was primarily attributable to a decrease in interest expense of $8,809,000 due to reductions in debt from amounts paid as a result of various asset sales and mortgage repayments over the past twelve months. These decreases were partially offset by increases to borrowing rates. Other decreases of $2,972,000 consisted of decreases in rental property operations and depreciation and amortization. This was offset by increases in general and administrative expense of $1,599,000 and hotel operating expenses of $233,000.

ASSET SALES

During the three months ended June 30, 2000, Realty realized losses on the sale of mortgage loans related to one retirement living facility and two medical office buildings of $1,521,000.

During the three months ended June 30, 1999, Realty realized gains on the sale of two assisted living facilities of $13,000. Sales of healthcare properties were completed pursuant to the Plan.

PROVISION FOR IMPAIRMENT ON REAL ESTATE ASSETS

Impairment of real estate assets

During the three months ended June 30, 2000, the Companies classified certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. Based on estimated net sale proceeds, the Companies recorded a provision for loss on assets held for sale of $13,253,000. The provision reduces the carrying value of four owned properties to the estimated net sales proceeds less costs to sell.

Impairment of mortgage loans

During the three months ended June 30, 2000, the Companies recorded a provision for the mortgage portfolio, primarily relating to nine mortgage loans, of $47,873,000. The majority of this provision relates to one operator. Specifically, during the three months ended June 30, 2000, this operator did not fully remit its interest payments and Realty has entered into discussions for a discounted payoff of these mortgages. Based on the non-payment of interest and these discussions, a provision for loan loss was recorded.

PROVISION FOR LOSS ON EQUITY SECURITIES

Realty has an investment in NHP Plc, a property investment group which specializes in the financing, through sale leaseback transactions, of nursing homes located in the United Kingdom. The investment includes approximately 26,606,000 shares of NHP Plc, representing an ownership interest in NHP Plc of 19.99% of which Realty has voting rights with respect to 9.99%.

During the three months ended June 30, 2000, the market value of this investment significantly decreased below the Companies' initial cost. According to SFAS 115, an entity is required to determine whether a decline in fair value of an investment accounted for as "an available for sale security" is other-than-temporary. Further guidance in SAB 5M suggests that the decline is other-than-temporary if, among other factors, the decline in market value persists for a period over six months and the decline is in excess of 20% of cost. As a result, Realty adjusted the cost basis of its investment in NHP Plc to fair value and recorded a charge to earnings for the impairment of the investment in NHP Plc of $39,076,000 based on the difference between the Companies' cost of $57,204,000 and the market value as of June 30, 2000 of $18,128,000.

OTHER EXPENSES

During the second quarter of 2000, Realty recorded approximately $8,756,000 in other expenses.

As part of the Five-Point Plan to position the lodging division for growth when industry trends improve, the Companies announced that the corporate headquarters would be moved to Dallas, Texas and that changes would be made to the management team. Consistent with this objective, the Boards of Directors approved a plan to reduce by 14 the number of employees, including four officers, as of December 31, 2000. The reduction is primarily in the financial and legal groups of the Companies' Needham, Massachusetts offices. Accordingly, during the six months ended June 30, 2000, Realty recorded $7,312,000 for severance related expenses expected to be incurred to terminate those employees. The Companies plan to further reduce staff over the next two years with the intention of consolidating the remaining healthcare operations in Dallas, Texas by December 31, 2002. As part of the plan to close the Needham office, additional severance and other payments are expected in future periods.

Realty also incurred approximately $121,000 of professional fees related to implementation of the Five Point Plan. During the three months ended June 30, 2000, Realty also recorded provisions of approximately $31,000 for other receivables that management considers to be uncollectible. Realty also recorded the collection of $1,195,000 of bad debt recoveries related to receivables written-off in prior years.

Realty also recorded additional provisions of $2,487,000 for receivables related to real estate assets.

During the second quarter of 1999, Realty recorded approximately $4,316,000 in other expenses. These are non-recurring cost associated with the implementation of the 1998 Plan and primarily relate to the early repayment and modification of certain debt as well as professional and other advisory fees.

EXTRAORDINARY ITEM

During the three months ended June 30, 2000, Realty retired $13,696,000 of debt prior to its maturity date. As a result of these early repayments of debt, a net gain of $9,000 was realized and is reflected as an extraordinary item.

NET INCOME

The resulting net loss to common shareholders, after deducting preferred share dividends, for the three months ended June 30, 2000, was $74,406,000 compared to net income available to common shareholders of $41,932,000 for three months ended June 30, 1999. The net loss per common share (diluted) for the three months ended June 30, 2000 was $0.52 compared to net income per common share (diluted) of $0.29 for the three months ended June 30, 1999. The per common share amount decreased primarily due to the reduction in contribution as a result of healthcare asset sales during the twelve month period ended June 30, 2000, the provision for impairment on real estate assets and the provision for loss on equity securities.

SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 1999

Revenue for the six months ended June 30, 2000, was $282,966,000 compared to $315,665,000 for six months ended June 30, 1999, a decrease of $32,699,000. The revenue decrease was primarily attributed to a decrease in healthcare revenue of $33,966,000. This decrease primarily resulted from asset sales and mortgage repayments over the last year net of the effect of additions to real estate investments made during the same period. The revenue decrease was partially offset by the addition of revenues from the acquisition of Telematrix in October 1999. Revenues related to Telematrix for the six months ended June 30, 2000 consisted of licensing fees of $2,710,000. Other decreases of $1,443,000 consisted of changes in rent, interest and royalties from Operating as well as hotel operating revenue and other income between the comparable six month periods.

For the six months ended June 30, 2000, total recurring expenses were $209,129,000 compared to $230,283,000 for the six months ended June 30, 1999, a decrease of $21,154,000. This decrease was primarily attributable to a decrease in interest expense of $20,231,000 due to reductions in debt from amounts paid as a result of various asset sales and mortgage repayments over the past twelve months. These decreases were partially offset by increases to borrowing rates. Other decreases of $923,000 consisted of changes in various expenses between the comparable six month periods. These expenses include hotel operating, rental property operating, general and administrative, depreciation and amortization.

ASSET SALES

During the six months ended June 30, 2000, Realty realized losses on the sale of healthcare real estate assets of $5,333,000 compared to gains of $12,284,000 during the comparable six months ended June 30, 1999. For the six months ended June 30, 2000, sales of healthcare properties included 25 medical office buildings, 12 assisted living facilities, four long-term care facilities and one retirement living facility. For the six months ended June 30, 1999, sales of healthcare properties included 17 assisted living facilities, one rehabilitation facility, and one long-term care facility, and Realty sold one hotel and land held for development on which there was no gain or loss realized.

PROVISION FOR IMPAIRMENT ON REAL ESTATE ASSETS

Impairment of real estate assets

During the six months ended June 30, 2000, Realty classified certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. Based on estimated net sale proceeds, Realty recorded a provision for loss on assets held for sale of $13,253,000. The provision reduces the carrying value of four owned properties to the estimated net sales proceeds less costs to sell.

Impairment of mortgage loans

During the six months ended June 30, 2000, Realty recorded a provision for the mortgage portfolio, primarily relating to nine mortgage loans, of $47,873,000. The majority of this provision relates to one operator. Specifically, during the three months ended June 30, 2000, this operator did not fully remit its interest payments and Realty has entered into discussions for a discounted payoff of these mortgages. Based on the non-payment of interest and these discussions, a provision for loan loss was recorded.

PROVISION FOR LOSS ON EQUITY SECURITIES

Realty has an investment in NHP Plc, a property investment group which specializes in the financing, through sale leaseback transactions, of nursing homes located in the United Kingdom. The investment includes approximately 26,606,000 shares of NHP Plc, representing an ownership interest in NHP Plc of 19.99% of which Realty has voting rights with respect to 9.99%.

During the six months ended June 30, 2000, the market value of this investment significantly decreased below the Companies' initial cost. According to SFAS 115, an entity is required to determine whether a decline in fair value of an investment accounted for as "an available for sale security" is other-than-temporary. Further guidance in SAB 5M suggests that the decline is other-than-temporary if, among other factors, the decline in market value persists for a period over six months and the decline is in excess of 20% of cost. As a result, Realty adjusted the cost basis of its investment in NHP Plc to fair value and recorded a charge to earnings for the impairment of the investment in NHP Plc of $39,076,000 based on the difference between the Companies' cost of $57,204,000 and the market value as of June 30, 2000 of $18,128,000.

OTHER EXPENSES

During the six months ended June 30, 2000, Realty recorded approximately $21,120,000 in other expenses.

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

As part of the Five-Point Plan to position the lodging division for growth when industry trends improve, the Companies announced that the corporate headquarters would be moved to Dallas, Texas and that changes would be made to the management team. Consistent with this objective, the Boards of Directors approved a plan to reduce by 14 the number of employees, including four officers, as of December 31, 2000. The reduction is primarily in the financial and legal groups of the Companies' Needham, Massachusetts offices. Accordingly, during the six months ended June 30, 2000, Realty recorded $7,312,000 for severance related expenses expected to be incurred to terminate those employees. The Companies plan to further reduce staff over the next two years with the intention of consolidating the remaining healthcare operations in Dallas, Texas by December 31, 2002. As part of the plan to close the Needham office, additional severance and other payments are expected in future periods.

Realty also incurred approximately $201,000 of professional fees related to implementation of the Five Point Plan. During the six months ended June 30, 2000, Realty also recorded provisions of approximately $315,000 for other receivables that management considers to be uncollectible. Realty also recorded the collection of $1,195,000 of bad debt recoveries related to receivables written-off in prior years.

Realty also recorded additional provisions of $2,487,000 for receivables related to real estate assets.

During the six months ended June 30, 1999, other non-recurring expenses of $8,705,000 were incurred which related to the 1998 Plan. Proceeds of asset sales completed in December 1998 were used to repay debt prior to maturity and de-lever the balance sheet. As a result, approximately $4,907,000 of capitalized debt costs and $1,119,000 of breakage fees associated with swap contracts on repaid debt and approximately $2,679,000 in professional and advisory fees that were incurred.

EXTRAORDINARY ITEM

During the six months ended June 30, 2000 the Companies retired $58,496,000 of debt prior to its maturity date, and as part of certain asset sale transactions repaid secured debt totaling $14,936,000. As a result of these early repayments of debt, a net gain of $1,403,000 was realized and is reflected as an extraordinary item.

DISCONTINUED OPERATIONS

Pursuant to the 1998 Plan, Realty classified golf and horseracing activities as discontinued operations for financial reporting purposes. Accordingly, Realty presented as discontinued operations approximately $16,094,000 of gains on disposal of the golf and horseracing segments during the six months ended June 30, 1999.

NET INCOME

The resulting net loss to common shareholders for the six months ended June 30, 2000, was $60,415,000 compared to net income available for common shareholders, after deducting preferred share dividends of $97,179,000 for six months ended June 30, 1999. The net loss per common share (diluted) for the six months ended June 30, 2000 was $0.42 compared to net income per common share (diluted) of $0.67 for the six months ended June 30, 1999. The per common share amount decreased primarily due to the reduction in contribution as a result of healthcare asset sales during the twelve month period ended June 30, 2000, the provision for impairment on real estate and the provision for loss on equity securities.

REALTY - LIQUIDITY AND CAPITAL RESOURCES

Realty earns revenue by (i) leasing healthcare assets under long-term triple net leases in which the rental rate is generally fixed with annual escalators; (ii) providing mortgage financing for healthcare facilities in which the interest rate is generally fixed with annual escalators subject to certain conditions and
(iii) leasing its 230 La Quinta Inns and 68 La Quinta Inn and Suites to Operating. Approximately $964,000,000 of Realty's debt obligations are floating rate obligations in which interest rate and related cash flows vary with the movement in LIBOR. The general fixed nature of Realty's assets and the variable nature of a portion of Realty's debt obligations creates interest rate risk. If interest rates were to rise significantly, Realty's interest payments may increase resulting in decreases in net income and funds from operations. To mitigate this risk, Realty has entered into interest rate swaps to convert some of their floating rate debt obligations to fixed rate debt obligations. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. As of June 30, 2000, Realty had $500,000,000 of interest rate swaps outstanding in which Realty pays a fixed rate of 5.7% to the counterparty and receives LIBOR from the counterparty. Accordingly at June 30, 2000, Realty has approximately $464,000,000 of variable debt outstanding with interest rates that fluctuate with changes in LIBOR.

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

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

Realty provides funding for new investments and costs associated with restructuring through a combination of long-term and short-term financing including, both debt and equity, as well as the previously announced sale of healthcare related assets. As part of the Five Point Plan, Realty has decided to sell additional healthcare related assets to meet their commitments and to provide them with additional liquidity. Realty obtains long-term financing through the issuance of shares, long-term secured and unsecured notes, convertible debentures and the assumption of mortgage notes. Realty obtains short-term financing through the use of bank lines of credit, which are replaced with long-term financing as appropriate. From time to time, Realty utilizes interest rate caps or swaps to attempt to hedge interest rate volatility. It is Realty's objective to match mortgage and lease terms with the terms of their borrowings. Realty attempts to maintain an appropriate spread between its borrowing costs and the rate of return on its investments. When development loans convert to sale/leaseback transactions or permanent mortgage loans, the base rent or interest rate, as appropriate, is fixed at the time of such conversion.

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

On March 10, 1999, Realty entered into an agreement with MLI to use the proceeds from the sale of the Cobblestone Golf Group in excess of $300,000,000 to purchase all or a portion of the remaining paired shares originally issued to MLI in the FEIT. On April 1, 1999, the Companies fully settled the FEIT by paying MLI $89,840,000 for the repurchase of 6,865,000 paired common shares.

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

During the six months ended June 30, 2000, Realty sold Paramount Real Estate Services Inc., its medical office building management company, as well as the majority of its medical office building portfolio. Total consideration of $204,000,000 included $144,000,000 in cash, $8,000,000 of assumed debt and
$52,000,000 of subordinated indebtedness due January 2005 bearing interest at 9%. The transaction involved the sale of the medical office building management company, 23 medical office buildings and three medical office building mortgage loans. Additionally, Realty sold 12 assisted living facilities for $28,000,000, four long-term care facilities for $22,000,000, a retirement living facility mortgage loan for $7,000,000 and two medical office building mortgage loans for $48,000,000. Realty also received repayments of one mortgage loan and partial repayment of one mortgage loan for approximately $12,000,000. The proceeds from the sale of these healthcare assets and repayments were used to repay debt maturing in July 2000.

Effective June 30, 2000 Realty reached a third agreement with its bank group to further amend the Credit Agreement. The third amendment provided for, among other things, limitations on early debt repayments, limitations on common dividend payments, which is partially based on a calculation of REIT taxable income, and changes to the definition of the minimum tangible net worth covenant.

On June 30, 2000, Realty repaid the 8.54% convertible debentures with a balance of $34,834,000, that were scheduled to mature on July 1, 2000.

At June 30, 2000, the Companies had approximately $349,000,000 in available borrowings under its revolving tranche commitment. During the period ending July 1 to December 31, 2000, the Companies have approximately $127,000,000 of debt maturing, of which approximately $126,000,000 was repaid in July 2000 from proceeds of asset sales and borrowings under the revolving tranche commitment. As of August 1, 2000, the Companies had outstanding borrowings under its revolving tranche commitment of $589,000,000 (9.67% weighted average rate at August 1, 2000) and capacity for additional borrowing of approximately $224,000,000.

As of June 30, 2000, Realty's gross real estate investments totaled approximately $4,662,532,000 consisting of 298 hotel facilities in service, 193 long-term care facilities, 104 retirement and assisted living facilities, six medical office buildings, one acute care hospital campus and six other healthcare facilities. At June 30, 2000, Realty was committed to provide additional financing of approximately $5,000,000 for additions to existing facilities in the portfolio.

Realty had shareholders' equity of $2,576,660,000 and debt constituted 47% of the Companies' total capitalization as of June 30, 2000.

Realty has an effective shelf registration statement on file with the SEC under which the Companies may issue $1,825,000,000 of securities including common stock, preferred stock, debt, series common stock, convertible debt and warrants to purchase shares, preferred shares, debt, series common stock and convertible debt.

The Companies believe that their various sources of capital, including availability under Realty's credit facility, operating cash flow and proceeds from the sale of certain healthcare assets as contemplated under the Five Point Plan, are adequate to finance their operations as well as their existing commitments, including financial commitments related to certain healthcare facilities and repayment of debt, through the second quarter of 2001, however, the Companies have significant debt maturing during the third quarter of 2001.

As described above, Realty's senior credit facility, consisting of a $500,000,000 Tranche D term loan and the revolving credit commitment, matures on July 17, 2001. As of August 1, 2000, Realty had outstanding borrowings under the revolving credit commitment of $589,000,000 and capacity for additional borrowings of approximately $224,000,000. The Companies had approximately $127,000,000 of debt maturing during the third and fourth quarters of 2000, of which $126,000,000 was repaid during July 2000. Realty also has approximately $90,000,000 of debt maturing in the first quarter of 2001 and an additional $75,000,000 of debt maturing in July 2001, at approximately the same time as the $500,000,000 Tranche D term loan and the revolving credit commitment, with a maximum capacity of $850,000,000, mature. Realty intends to continue to use available borrowings under its revolving credit facility, together with cash flow from operations and proceeds from asset sales, to fund the repayment of debt obligations other than the senior credit facility as they come due. The Companies further intend to use cash flow from operations and the proceeds from sales of healthcare assets under the Five Point Plan to repay amounts due under the senior credit facility. The Companies also intend to pursue the refinancing of amounts due under Realty's senior credit facility, which the Companies believe may be facilitated by the continued sale of healthcare assets.

Although the Companies intend to continue to sell healthcare assets and to pursue the refinancing of the senior credit facility, the Companies efforts, and the success of these efforts, will be impacted by many factors, some of which are outside of the Companies' control. The factors impacting the sale of the healthcare assets include the nature of the assets being sold (including the condition (financial or otherwise) of the operators of such assets), the overall condition of the healthcare real estate market at the time of any such sale, the nature of the consideration delivered by any purchaser of such assets and the presence of other similar healthcare properties for sale on the market at the time of any such sale (including the effect that the presence of such other properties could have on the prices that can be obtained in such sales and the availability of financing for prospective purchasers of such assets). The section entitled "Certain Factors You Should Consider" commencing on page 67 of the Companies' Joint Annual Report on Form 10-K for the year-ending December 31, 1999 contains additional factors that could impact the Companies efforts, and the success of those efforts, in selling healthcare assets and refinancing the senior credit facility.

The above-described factors (including those set forth in the Companies' Joint Annual Report on Form 10-K) specifically will impact the amount of the consideration to be received in connection with the sale of any such assets, which will impact the amount of debt obligations that may be repaid in connection with such sales, as well as the gain or loss that will be recognized by Realty in connection with such sale. Further, to the extent Realty enters into agreements to sell assets at sales prices less than the carrying value of such assets on Realty's balance sheet (after giving effect to prior adjustments to such carrying value), Realty will recognize losses related to such sales, some of which may be substantial as a result of the above-described transactions, at the time that such agreements are entered into, rather than at the time such sales are actually consummated. Accordingly, the Companies cannot assure you that their efforts to sell healthcare assets, or to pursue the refinancing of the senior credit facility, will be successful.

Information Regarding Operators of Healthcare Assets

As of June 30, 2000, the Healthcare Portfolio comprised approximately 43.2% of the Companies' total real estate investments. Lifecare and Sun currently operate approximately 20.8% of the total real estate investments, or 48.0% of the Healthcare Portfolio. A schedule of significant healthcare operators follows:

                                                                  % OF                           % OF
                                                 INVESTED        ENTIRE          # OF         HEALTHCARE
Portfolio by Operator                         (IN THOUSANDS)    PORTFOLIO     PROPERTIES      PORTFOLIO
                                              --------------    ---------     ----------      ---------

Life Care Centers of America, Inc.             $   556,856         11.9%          92            27.5%
Sun Healthcare Group, Inc.                         415,491          8.9%          42            20.5%
CareMatrix Corporation                             182,360          3.9%          11             9.0%
Alterra                                            161,592          3.4%          57             8.0%
Harborside                                         103,411          2.2%          18             5.1%
Balanced Care Corporation                           92,633          2.0%          19             4.6%
Health Asset Realty Trust                           68,943          1.5%          11             3.4%
Tenet Healthcare/Iasis                              65,650          1.4%           1             3.2%
Integrated Health Services, Inc.                    50,973          1.1%          10             2.5%
Genesis Health Ventures, Inc.                       35,639          0.8%           8             1.8%
Assisted Living Concepts                            31,487          0.7%          16             1.6%
ARV Assisted Living, Inc.                           28,982          0.6%           4             1.4%
HealthSouth                                         25,270          0.5%           2             1.2%
Other Public Operators                              29,718          0.6%           4             1.5%
Other Non-Public Operators                         120,754          2.5%          13             6.0%
Paramount Real Estate Services                      54,545          1.2%           2             2.7%
                                              -------------------------------------------------------
                                                 2,024,304         43.2%         310             100%
                                                                                         ============
LODGING:
La Quinta Companies                              2,659,191         56.8%         300
                                              ---------------------------------------
Gross Real Estate Assets                      $  4,683,495          100%         610
                                              =======================================

In addition, companies in the assisted living sector of the healthcare industry operate approximately 9.1% of Realty's total real estate investments (and approximately 21.1% of the Healthcare Portfolio).

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

OPERATORS IN BANKRUPTCY

Citing the effects of changes in government regulation relating to Medicare reimbursement as the precipitating factor, Sun filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 14, 1999. As of June 30, 2000, Realty had a portfolio of 42 properties operated by Sun, which consisted of 38 owned properties with net assets of approximately $299,828,000 and four mortgages with net assets of approximately $30,450,000. During the six months ended June 30, 2000, income derived from these properties included rental income of $23,937,000 from owned properties. No interest income was received on the four mortgages for the six months ended June 30, 2000.

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

On January 18, 2000, Mariner filed for protection under Chapter 11. As of June 30, 2000, Realty had a portfolio of two properties operated by Mariner, which consisted of one owned property representing net assets of approximately $7,047,000 and one mortgage representing a net asset value of approximately $7,043,000. During the six months ended June 30, 2000, income derived from these properties included rental income of $489,000 from owned properties. No interest payments related to the Mariner mortgage were received, and accordingly this mortgage was placed on non-accrual status.

On February 2, 2000, Integrated filed for protection under Chapter 11. As of June 30, 2000, Realty had a portfolio of 10 owned properties operated by Integrated, representing net assets of approximately $37,724,000. During the six months ended June 30, 2000, rental income derived from these properties was $3,144,000.

On June 26, 2000, Genesis filed for protection under Chapter 11. As of June 30, 2000, Realty had a portfolio of eight properties operated by Genesis, which consisted of four owned properties representing net assets of $15,330,000 and four mortgaged properties representing net assets of $18,439,000. During the six months ended June 30, 2000, income derived from these properties included rental income of $826,000 from owned properties and interest income of $976,000 from the mortgaged properties. No interest payments have been received since June 1, 2000, and accordingly such mortgages were placed on non-accrual status.

Management has initiated various actions to protect the Companies' interests under its leases and mortgages including the drawdown and renegotiations of certain escrow accounts and agreements. While the earnings capacity of certain facilities has been reduced and the reductions may extend to future periods, management believes that it has recorded appropriate accounting impairment provisions based on its assessment of current circumstances. However, upon changes in circumstances, including but not limited to, possible foreclosure or lease termination, there can be no assurance that the Companies' investments in healthcare facilities would not be written down below current carrying value based upon estimates of fair value at such time.

OPERATING--RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 VS. THREE MONTHS ENDED JUNE 30, 1999

Hotel revenues for the three months ended June 30, 2000 were $155,268,000 compared to $159,127,000 for the three months ended June 30, 1999, a decrease of $3,859,000. Approximately $150,520,000 or 97% of hotel revenues were derived from room rentals. Hotel operating revenues generally are measured as a function of the ADR and occupancy. The ADR increased to $63.16 during the three months ended June 30, 2000 from $60.45 during the three months ended June 30, 1999, an increase of $2.71 or 4.5%. Occupancy percentage decreased 5.6 percentage points to 67.4% in 2000 from 73.0% in 1999. RevPAR decreased 3.5% over 1999. The decrease in RevPAR is primarily due to a greater increase in the supply of available rooms than in demand in the segment of the lodging industry in which La Quinta competes. The relationship between supply and demand varies by region and has impacted La Quinta to a greater extent than its competitors due to its concentration of hotels in the West South Central and South Atlantic regions of the United States where approximately 66% of the La Quinta hotels are located. Other factors contributing to the decrease in RevPAR include the continuing disruptive impact of the new property management system and the continuing reorganization of its operations and sales organizations. The revenue impact of the oversupply of available rooms was somewhat mitigated by revenue increases resulting from a higher proportion of room rental income from the Inn & Suites hotels as compared to the Inns during the comparable periods. Inn & Suites hotels generally have higher room rental income per night than the Inns. The hotel revenue decrease was offset by the addition of revenues from the acquisition of Telematrix in October 1999. Revenues related to Telematrix for the three months ended June 30, 2000 were $3,782,000.

 For the three months ended June 30, 2000, total operating expenses were $173,608,000 compared to $158,380,000 for the same period in 1999, or an increase of $15,228,000. This increase was primarily attributable to lodging related expenses, which include an increase in operating expenses of $9,637,000, and an increase to general and administrative expenses of $3,422,000. The increase in hotel operating expenses and general and administrative expense is primarily attributable to the first full quarter impact of expenses associated with operation of 9 new Inn & Suites hotels, increases in salary and wage rates, expenses related to certain severance and employment agreements, expenses associated with implementation of the new property management system and certain other incremental expense. The increase to hotel operating expenses also includes $1,934,000 of operating costs incurred related to the operations of Telematrix. Hotel operating and general and administrative expenses include costs associated with the operation such as salaries, wages, utilities, repair and maintenance, credit card discounts and room supplies as well as corporate expenses, such as the costs of general management, office rent, training and field supervision of hotel managers and other marketing and administrative expenses. Depreciation and amortization for the three months ended June 30, 2000, was $3,566,000 compared to $2,234,000 for the same period in 1999, or an increase of $1,332,000.

NET LOSS

The resulting net loss for the three months ended June 30, 2000, was $13,563,000 compared to net income of $1,773,000 for the three months ended June 30, 1999. The net loss per common share for the three months ended June 30, 2000 was $0.10 compared to net income per common share of $0.01 for the three months ended June 30, 1999. The per common share amount decreased primarily as a result of the decline in RevPAR and increased operating and general administrative expenses (previously described in this section) incurred during the three months ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 1999

Hotel revenues for the six months ended June 30, 2000 were $299,803,000 compared to $304,451,000 for the six months ended June 30, 1999, a decrease of $4,648,000. Approximately $288,223,000 or 96% of hotel revenues were derived from room rentals. Hotel operating revenues generally are measured as a function of the ADR and occupancy. The ADR increased to $63.72 during the six months ended June 30, 2000 from $61.06 during the six months ended June 30, 1999, an increase of $2.66 or 4.4%. Occupancy percentage decreased 5.8 percentage points to 64.3% in 2000 from 70.1% in 1999. RevPAR decreased 4.3% over 1999. The decrease in RevPAR is primarily due to a greater increase in the supply of available rooms than in demand in the segment of the lodging industry in which La Quinta competes. The relationship between supply and demand varies by region and has impacted La Quinta to a greater extent than its competitors due to its concentration of hotels in the West South Central and South Atlantic regions of the United States where approximately 66% of the La Quinta hotels are located. Other factors contributing to the decrease in RevPAR include the continuing disruptive impact of the new property management system and the continuing reorganization of its operations and sales organizations. The revenue impact of the oversupply of available rooms was somewhat mitigated by revenue increases resulting from a higher proportion of room rental income from the Inn & Suites hotels as compared to the Inns during the comparable periods. Inn & Suites hotels generally have higher room rental income per night than the Inns. The hotel revenue decrease was offset by the addition of revenues from the acquisition of Telematrix in October 1999. Revenues related to Telematrix for the six months ended June 30, 2000 were $7,317,000.

 For the six months ended June 30, 2000, total operating expenses were $328,530,000 compared to $302,420,000 for the same period in 1999, or an increase of $26,110,000. This increase was primarily attributable to lodging related expenses, which include an increase in operating expenses of $15,443,000, increases to rent, royalty and interest due Realty of $2,788,000 and an increase to general and administrative expenses of $5,223,000. The increase in hotel operating expenses and general and administrative expense is primarily attributable to a full six month impact of expenses associated with the operation of 13 new Inn & Suites hotels, increases in salary and wage rates, expenses related to certain severance and employment agreements, expenses associated with implementation of the new property management system and incremental expenses related to certain other expenses. The increase to hotel operating expenses also includes $3,663,000 of operating costs incurred related to the operations of Telematrix. Hotel operating and general and administrative expenses include costs associated with the operation such as salaries, wages, utilities, repair and maintenance, credit card discounts and room supplies as well as corporate expenses, such as the costs of general management, office rent, training and field supervision of hotel managers and other marketing and administrative expenses. Depreciation and amortization for the six months ended June 30, 2000, was $6,836,000 compared to $4,256,000 for the same period in 1999, or an increase of $2,580,000.

OTHER EXPENSES

During the six months ended June 30, 1999, Operating recorded approximately $30,498,000 in other expenses.

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

NET LOSS

The resulting net loss for the six months ended June 30, 2000, was $20,378,000 compared to $37,668,000 for the six months ended June 30, 1999. The net loss per common share for the six months ended June 30, 2000 was $0.14 compared to $0.26 for the six months ended June 30, 1999. The per common share amount increased primarily as a result of other expenses incurred during the six months ended June 30, 1999, which did not recur in the six month period ended June 30, 2000. This increase was partially offset by increases to operating expenses and the loss on discontinued operations during the six months ended June 30, 1999, which did not recur in the six months ended June 30, 2000.

OPERATING - LIQUIDITY AND CAPITAL RESOURCES

Operating is dependent upon Realty for its financing and is a guarantor on Realty's debt. As a result, the Liquidity and Capital Resources discussion of Realty is relevant to Operating.

CASH FLOWS FROM OPERATING ACTIVITIES

The principal source of cash to be used to fund Operating's future operating expenses and recurring capital expenditures will be cash flow provided by operating activities and borrowings from Realty. Operating anticipates that cash flow provided by operating activities and borrowings from Realty will provide the necessary funds on a short and long-term basis to meet operating cash requirements.

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

On March 10, 1999, the Companies entered into an agreement with MLI to use the proceeds from the sale of the Cobblestone Golf Group in excess of $300,000,000 to purchase all or a portion of the remaining paired shares originally issued to MLI in the FEIT. On April 1, 1999, the Companies fully settled the FEIT by paying MLI $89,840,000 for the repurchase of 6,865,000 paired common shares.

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

Effective June 30, 2000 Realty reached a third agreement with its bank group to further amend the Credit Agreement. The third amendment provided for, among other things, limitations on early debt repayments, limitations on common dividend payments, which is partially based on a calculation of REIT taxable income, and changes to the definition of the minimum tangible net worth covenant.

On June 30, 2000, Realty repaid the 8.54% convertible debentures with a balance of $34,834,000, that were scheduled to mature on July 1, 2000.

Operating had shareholders' equity of $14,926,000 as of June 30, 2000.

The Companies have an effective shelf registration statement on file with the SEC under which the Companies may issue 1,825,000,000 of securities including common stock, preferred stock, debt, series common stock, convertible debt and warrants to purchase shares, preferred shares, debt, series common stock and convertible debt.

The Companies believe that their various sources of capital, including availability under Realty's credit facility, operating cash flow and proceeds from the sale of certain healthcare assets as contemplated under the Five Point Plan, are adequate to finance their operations as well as their existing commitments, including financial commitments related to certain healthcare facilities and repayment of debt, through the second quarter of 2001, however, the Companies have significant debt maturing during the third quarter of 2001.

As described above, Realty's senior credit facility, consisting of a $500,000,000 Tranche D term loan and the revolving credit commitment, matures on July 17, 2001. As of August 1, 2000, Realty had outstanding borrowings under the revolving credit commitment of $589,000,000 and capacity for additional borrowings of approximately $224,000,000. The Companies had approximately $127,000,000 of debt maturing during the third and fourth quarters of 2000, of which $126,000,000 was repaid during July 2000. Realty also has approximately $90,000,000 of debt maturing in the first quarter of 2001 and an additional $75,000,000 of debt maturing in July 2001, at approximately the same time as the $500,000,000 Tranche D term loan and the revolving credit commitment, with a maximum capacity of $850,000,000, mature. Realty intends to continue to use available borrowings under its revolving credit facility, together with cash flow from operations and proceeds from asset sales, to fund the repayment of debt obligations other than the senior credit facility as they come due. The Companies further intend to use cash flow from operations and the proceeds from sales of healthcare assets under the Five Point Plan to repay amounts due under the senior credit facility. The Companies also intend to pursue the refinancing of amounts due under Realty's senior credit facility, which the Companies believe may be facilitated by the continued sale of healthcare assets.

Although the Companies intend to continue to sell healthcare assets and to pursue the refinancing of the senior credit facility, the Companies efforts, and the success of these efforts, will be impacted by many factors, some of which are outside of the Companies' control. The factors impacting the sale of the healthcare assets include the nature of the assets being sold (including the condition (financial or otherwise) of the operators of such assets), the overall condition of the healthcare real estate market at the time of any such sale, the nature of the consideration delivered by any purchaser of such assets and the presence of other similar healthcare properties for sale on the market at the time of any such sale (including the effect that the presence of such other properties could have on the prices that can be obtained in such sales and the availability of financing for prospective purchasers of such assets). The section entitled "Certain Factors You Should Consider" commencing on page 67 of the Companies' Joint Annual Report on Form 10-K for the year-ending December 31, 1999 contains additional factors that could impact the Companies efforts, and the success of those efforts, in selling healthcare assets and refinancing the senior credit facility.

The above-described factors (including those set forth in the Companies' Joint Annual Report on Form 10-K) specifically will impact the amount of the consideration to be received in connection with the sale of any such assets, which will impact the amount of debt obligations that may be repaid in connection with such sales, as well as the gain or loss that will be recognized by Realty in connection with such sale. Further, to the extent Realty enters into agreements to sell assets at sales prices less than the carrying value of such assets on Realty's balance sheet (after giving effect to prior adjustments to such carrying value), Realty will recognize losses related to such sales, some of which may be substantial as a result of the above-described transactions, at the time that such agreements are entered into, rather than at the time such sales are actually consummated. Accordingly, the Companies cannot assure you that their efforts to sell healthcare assets, or to pursue the refinancing of the senior credit facility, will be successful.

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

During 2000, Financial Accounting Standards Board Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging - an Amendment to the Statement of Financial Accounting Standards No 133" ("SFAS 138") was issued. This statement amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no changes in the qualitative or quantitative market risk of the Companies since the prior reporting period.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

PART II: OTHER INFORMATION

ITEM 5.  OTHER INFORMATION
On June 12, 2000, Meditrust Operating Company entered into an employment agreement with David L. Rea ("Mr. Rea"), whereby Mr. Rea became Chief Financial Officer and Treasurer of Meditrust Operating Company effective June 12, 2000. The full text of Mr. Rea's employment agreement is attached hereto as Exhibit 10.1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


Exhibit No.
                    Title                                                            Method of Filing
3.1       Amended and Restated Certificate of Incorporation of          Incorporated by reference to Exhibit 3.1 to Form
          Meditrust Corporation filed with the Secretary of State       10-K of Meditrust for the fiscal year ended
          of Delaware on June 21, 1999                                  December 31, 1999.

3.2       Amended and Restated Certificate of                           Incorporated by reference to Exhibit 3.2 to Form
          Incorporation of Meditrust Operating                          10-K of Meditrust for the fiscal year ended
          Company filed with the Secretary                              December 31, 1999.
          of State of Delaware on June 21, 1999


3.3       Amended and Restated By-laws of Meditrust                     Incorporated by reference to Exhibit 3.5 to
          Corporation                                                   the Joint Registration Statement on Form
                                                                        S-4 of Meditrust Corporation and Meditrust
                                                                        Operating Company (File Nos. 333-47737
                                                                        and 333-47737-01)

3.4       Amended and Restated By-laws of Meditrust                     Incorporated by reference to Exhibit 3.6 to
           Operating Company                                            the Joint Registration Statement on Form
                                                                        S-4 of Meditrust Corporation and Meditrust
                                                                        Operating Company (File Nos. 333-47737
                                                                        and 333-47737-01)


10.1      Employment Agreement dated as of June 12, 2000,               Filed herewith
          by and between Meditrust Corporation and David L. Rea

10.2      Amendment to Employment Agreement effective as of June 12,    Filed herewith
          2000 by and among Meditrust Corporation, Meditrust Operating
          Company and David L. Rea

10.3      Third Amendment to Credit Agreement dated as of               Filed herewith
          June 30, 2000 by and among Meditrust Corporation,
          Morgan Guaranty Trust Company of New York and the other
          Banks set forth therein.

27.1      Financial Data Schedule                                       Filed herewith

27.2      Financial Data Schedule                                       Filed herewith


              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                               MEDITRUST CORPORATION

August 8, 2000                 /s/ Laurie T. Gerber
                               --------------------

                               Laurie T. Gerber
                               Chief Financial Officer and Treasurer


                               MEDITRUST OPERATING COMPANY

August 8, 2000                 /s/ David L. Rea
                               ----------------

                               David L. Rea
                               Chief Financial Officer and Treasurer