Form 10-Q
period 2000-09-30
MEDITRUST CORP; MEDITRUST OPERATING CO
filed 2000-11-08
CIK 314661, 313749

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


            Commission file number 0-9109                            Commission file number 0-9110

                 MEDITRUST CORPORATION                                 MEDITRUST OPERATING COMPANY
(Exact name of registrant as specified in its charter)    (Exact name of registrant as specified in it charter)

                        DELAWARE                                                DELAWARE
    (State or other jurisdiction of incorporation or        (State or other jurisdiction of incorporation or
                     organization)                                            organization)

                       95-3520818                                              95-3419438
          (I.R.S. Employer Identification No.)                    (I.R.S. Employer Identification No.)

              909 HIDDEN RIDGE, SUITE 600                              909 HIDDEN RIDGE, SUITE 600
                    IRVING, TX 75038                                        IRVING, TX 75038
 (Address of principal executive offices including         (Address of principal executive offices including
                    zip code)                                                  zip code)

                     (214) 492-6600                                          (214) 492-6600
  (Registrant's telephone number, including area code)    (Registrant's telephone number, including area code)


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuers' classes of common stock, as of the close of business on October 26, 2000, were:

Meditrust Corporation:              143,450,079
Meditrust Operating Company:        142,144,702

                             THE MEDITRUST COMPANIES
                                    FORM 10-Q
                                      INDEX


                                                                                                PAGE(S)

Part I.        Financial Information

               Item 1. Financial Statements

               The Meditrust Companies

                  Combined Consolidated Balance Sheets as of September 30, 2000
                  (unaudited) and December 31, 1999                                                1

                  Combined Consolidated Statements of Operations for the three and nine months ended September 30, 2000 (unaudited) and 1999
                  (unaudited)                                                                      2

                  Combined Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 (unaudited) and 1999
                  (unaudited)                                                                      3

                Meditrust Corporation

                  Consolidated Balance Sheets as of September 30, 2000 (unaudited)
                  and December 31, 1999                                                            4

                  Consolidated Statements of Operations for the three and nine
                  months ended September 30, 2000 (unaudited) and 1999                             5
                  (unaudited)

                  Consolidated Statements of Cash Flows for the nine months
                  ended September 30, 2000 (unaudited) and 1999 (unaudited)                        6

                Meditrust Operating Company

                  Consolidated Balance Sheets as of September 30, 2000 (unaudited)
                  and December 31, 1999                                                            7

                  Consolidated Statements of Operations for the three and nine months ended September 30, 2000 (unaudited) and 1999
                  (unaudited)                                                                      8

                  Consolidated Statements of Cash Flows for the nine months
                  ended September 30, 2000 (unaudited) and 1999 (unaudited)                        9

                Notes to Combined Consolidated Financial Statements (unaudited)                    10

                Item 2. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                            25

Part II.        Other Information

                Item 4. Submission of Matters to a Vote of Security Holders                        43

                Item 6. Exhibits and Reports on Form 8-K                                           44

                Signatures                                                                         45

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             THE MEDITRUST COMPANIES
                      COMBINED CONSOLIDATED BALANCE SHEETS


                                                                                 September 30,           December 31,
      (IN THOUSANDS)                                                                  2000                   1999
                                                                               -------------------    --------------------
                                                                                  (unaudited)

      ASSETS
      Real estate investments, net                                                $  3,396,330           $  4,672,659
      Cash and cash equivalents                                                         30,722                  7,220
      Fees, interest and other receivables                                              96,421                 79,042
      Goodwill, net                                                                    463,597                480,673
      Other assets, net                                                                174,863                228,163
                                                                               -------------------    --------------------
               Total assets                                                       $  4,161,933           $  5,467,757
                                                                               ===================    ====================
      LIABILITIES AND SHAREHOLDERS' EQUITY
      Indebtedness:
          Notes payable, net                                                      $  1,013,474           $  1,144,406
          Convertible debentures, net                                                  136,896                185,468
          Bank notes payable, net                                                      446,541              1,154,182
          Bonds and mortgages payable, net                                              46,604                113,382
                                                                               -------------------    --------------------
            Total indebtedness                                                       1,643,515              2,597,438
      Accounts payable, accrued expenses and other liabilities                         153,266                197,106
                                                                               -------------------    --------------------
            Total liabilities                                                        1,796,781              2,794,544
                                                                               -------------------    --------------------

      Commitments and contingencies                                                          -                      -
      Shareholders' equity:
          Meditrust Corporation Preferred Stock, $.10 par value;
           6,000 shares authorized; 701 shares issued and outstanding at
           September 30, 2000 and December 31, 1999                                         70                     70

          Paired Common Stock, $.20 combined par value; 500,000 shares authorized; 142,127 and 141,015 paired shares issued and
           outstanding at September 30, 2000 and December 31, 1999,
           respectively                                                                 28,425                 28,203
          Additional paid-in-capital                                                 3,656,920              3,654,358
          Unearned compensation                                                         (4,522)                (6,760)
          Accumulated other comprehensive income (loss)                                 (5,518)                 4,468
          Distributions in excess of net income                                     (1,310,223)            (1,007,126)
                                                                               -------------------    --------------------
             Total shareholders' equity                                              2,365,152              2,673,213
                                                                               -------------------    --------------------
                 Total liabilities and shareholders' equity                       $  4,161,933           $  5,467,757
                                                                               ===================    ====================

  The accompanying notes, together with the Notes to the Combined Consolidated
   Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1999, are an integral part of these financial statements.

                             THE MEDITRUST COMPANIES
                 COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                             Three months ended           Nine months ended
                                                                               September 30,                September 30,
                                                                        ---------------------------- -----------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                    2000          1999            2000          1999
                                                                        ---------------------------- -----------------------------

Revenue:
      Hotel                                                                $  160,455    $  160,297      $  473,267    $  471,105
      Rental                                                                   27,299        40,198          87,697       125,719
      Interest                                                                 22,807        34,333          83,797       104,166
      Other                                                                         -           894               -         1,750
                                                                        ---------------------------- -----------------------------
                                                                              210,561       235,722         644,761       702,740
                                                                        ---------------------------- -----------------------------

Expenses:
      Interest                                                                 45,841        59,256         152,618       184,599
      Depreciation and amortization                                            42,500        33,277         113,329       101,359
      Amortization of goodwill                                                  5,689         5,099          17,076        15,946
      General and administrative                                               12,093         6,522          35,907        24,440
      Hotel operations                                                         87,224        75,047         241,327       213,090
      Rental property operations                                                7,525         9,151          22,326        26,872
      Loss (gain) on sale of assets and mortgage repayments                   126,362          (179)        130,725       (12,463)
      Provision for impairment on real estate assets                           91,306             -         152,432             -
      Provision for loss on equity securities                                       -             -          39,076             -
      Other                                                                     9,825         1,025          30,945        40,228
                                                                        ---------------------------- -----------------------------
                                                                              428,365       189,198         935,761       594,071
                                                                        ---------------------------- -----------------------------

Income (loss) from continuing operations before benefit from
    income taxes and extraordinary item                                      (217,804)        46,524       (291,000)       108,669
Income tax benefit                                                                  -           (135)             -           (508)
                                                                        ---------------------------- -----------------------------
Income (loss) from continuing operations before extraordinary item           (217,804)        46,659       (291,000)       109,177
Discontinued operations:
      Gain (loss adjustment) on disposal of Santa Anita, net                        -          1,086              -          2,961
      Gain (loss adjustment) on disposal of Cobblestone Golf Group, net             -         15,558              -         18,552
                                                                        ---------------------------- -----------------------------
Income  (loss) before extraordinary item                                     (217,804)        63,303       (291,000)       130,690
Extraordinary gain on early extinguishment of debt                                  -              -          1,403              -
                                                                        ---------------------------- -----------------------------
Net income  (loss)                                                           (217,804)        63,303       (289,597)       130,690
Preferred stock dividends                                                      (4,500)        (3,938)       (13,500)       (11,814)
                                                                        ---------------------------- -----------------------------
Net income  (loss) available to Paired Common shareholders                 $ (222,304)   $    59,365     $ (303,097)   $   118,876
                                                                        ============================ =============================

Basic earnings per Paired Common Share:
       Income  (loss) from continuing operations                           $    (1.56)   $      0.30     $    (2.15)   $      0.68
       Discontinued operations                                                      -           0.12              -           0.15
       Extraordinary gain                                                           -              -           0.01              -
                                                                        ---------------------------- -----------------------------
       Net income (loss)                                                   $    (1.56)   $      0.42     $    (2.14)   $      0.83
                                                                        ============================ =============================
Diluted earnings per Paired Common Share:
       Income (loss) from continuing operations                            $    (1.56)   $      0.30     $    (2.15)   $      0.68
       Discontinued operations                                                      -           0.12              -           0.15
       Extraordinary gain                                                           -              -           0.01              -
                                                                        ---------------------------- -----------------------------
       Net income (loss)                                                   $    (1.56)   $      0.42     $    (2.14)   $      0.83
                                                                        ============================ =============================

  The accompanying notes, together with the Notes to the Combined Consolidated
   Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1999, are an integral part of these financial statements.

                             THE MEDITRUST COMPANIES
                 COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


(IN THOUSANDS)                                                                                      2000                    1999
                                                                                              ------------------      --------------

Cash Flows from Operating Activities:
Net (loss) income                                                                               $    (289,597)          $  130,690
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of real estate                                                                            98,124               94,062
Goodwill amortization                                                                                  17,076               15,946
Loss (gain) on sale of assets                                                                         130,725              (33,976)
Shares issued for compensation                                                                            269                  133
Gain on early extinguishment of debt                                                                   (2,183)                   -
Other depreciation, amortization and other items, net                                                  22,576               28,169
Other non cash items                                                                                  209,782                2,839
                                                                                              ------------------      --------------
Cash Flows from Operating Activities
    Available for Distribution                                                                        186,772              237,863
Net change in other assets and liabilities of discontinued operations                                       -               (4,227)
Net change in other assets and liabilities                                                            (29,599)             (65,639)
                                                                                              ------------------      --------------
        Net cash provided by operating activities                                                     157,173              167,997
                                                                                              ------------------      --------------

Cash Flows from Financing Activities:
Purchase of treasury stock                                                                                  -             (103,269)
Proceeds from borrowings on bank notes payable                                                        252,000              871,000
Repayment of bank notes payable                                                                      (967,359)          (1,453,911)
Repayment of notes payable                                                                           (130,408)             (12,500)
Repayment of convertible debentures                                                                   (48,115)                   -
Equity offering and debt issuance costs                                                                     -               (1,137)
Principal payments on bonds and mortgages payable                                                     (59,120)             (12,416)
Dividends to shareholders                                                                             (13,500)            (209,648)
Proceeds from exercise of stock options                                                                     -                  318
                                                                                              ------------------      --------------
        Net cash used in financing activities                                                        (966,502)            (921,563)
                                                                                              ------------------      --------------

Cash Flows from Investing Activities:
Acquisition of real estate and development funding                                                    (28,463)            (117,464)
Investment in real estate mortgages and development funding                                              (161)             (30,797)
Prepayment proceeds and principal payments received on real estate mortgages                          668,085               99,221
Net proceeds from sale of assets                                                                      229,386              507,450
Payment of costs related to prior year asset sales                                                    (25,879)                   -
Working capital and notes receivable advances, net of repayments and collections,
    and other items                                                                                   (10,137)               2,074
                                                                                              ------------------      --------------
        Net cash provided by investing activities                                                     832,831              460,484
                                                                                              ------------------      --------------
        Net increase (decrease) in cash and cash equivalents                                           23,502             (293,082)
Cash and cash equivalents at:
        Beginning of period                                                                             7,220              305,456
                                                                                              ------------------      --------------
        End of period                                                                           $      30,722           $   12,374
                                                                                              ==================      ==============

Supplemental disclosure of cash flow information (Note 2)

  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K and for the year ended December 31, 1999, are an integral part of these financial statements.

                              MEDITRUST CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                               September 30,                December 31,
(IN THOUSANDS)                                                                      2000                        1999
                                                                            ---------------------       ---------------------
                                                                                (unaudited)

ASSETS
Real estate investments, net                                                     $  3,376,723                $  4,652,631
Cash and cash equivalents                                                              30,694                       5,779
Fees, interest and other receivables                                                   76,159                      59,004
Goodwill, net                                                                         434,747                     451,240
Due from Meditrust Operating Company                                                   60,607                      30,525
Other assets, net                                                                     124,005                     175,870
                                                                            ---------------------       ---------------------
        Total assets                                                             $  4,102,935                $  5,375,049
                                                                            =====================       =====================
LIABILITIES AND SHAREHOLDERS' EQUITY
Indebtedness:
    Notes payable, net                                                           $  1,013,474                $  1,144,406
    Convertible debentures, net                                                       136,896                     185,468
    Bank notes payable, net                                                           446,541                   1,154,182
    Bonds and mortgages payable, net                                                   46,604                     113,382
                                                                            ---------------------       ---------------------
      Total indebtedness                                                            1,643,515                   2,597,438
Accounts payable, accrued expenses and other liabilities                               89,489                     139,833
                                                                            ---------------------       ---------------------
      Total liabilities                                                             1,733,004                   2,737,271
                                                                            ---------------------       ---------------------

Commitments and contingencies                                                               -                           -
Shareholders' equity:
    Preferred Stock, $.10 par value; 6,000 shares authorized;
    701 shares issued and outstanding at September 30, 2000 and
    December 31, 1999                                                                      70                          70

    Common Stock, $.10 par value; 500,000 shares authorized; 143,432 and 142,320 shares issued and outstanding at September 30, 2000 and
    December 31, 1999, respectively                                                    14,343                      14,232
    Additional paid-in-capital                                                      3,589,613                   3,586,994
    Unearned compensation                                                              (3,708)                     (6,104)
    Accumulated other comprehensive income (loss)                                      (5,518)                      4,468
    Distributions in excess of net income                                          (1,210,685)                   (948,018)
                                                                            ---------------------       ---------------------
                                                                                    2,384,115                   2,651,642
    Due from Meditrust Operating Company                                               (1,056)                       (736)
    Note receivable - Meditrust Operating Company                                     (13,128)                    (13,128)
                                                                            ---------------------       ---------------------
      Total shareholders' equity                                                    2,369,931                   2,637,778
                                                                            ---------------------       ---------------------
        Total liabilities and shareholders' equity                               $  4,102,935                $  5,375,049
                                                                            =====================       =====================

  The accompanying notes, together with the Notes to the Combined Consolidated
   Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1999, are an integral part of these financial statements.

                              MEDITRUST CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              Three months ended            Nine months ended
                                                                September 30,                 September 30,
                                                          -------------------------- ------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                         2000         1999           2000          1999
                                                          ---------------------------  -----------------------------

Revenue:
  Rent from Meditrust Operating Company                      $   74,291   $   73,279       $  219,812    $  218,849
  Rental                                                         27,299       40,198           87,697       125,719
  Interest                                                       22,793       34,310           83,721       104,081
  Interest from Meditrust Operating Company                         160            -              444             -
  Royalty from Meditrust Operating Company                        5,574        3,917           15,717        11,507
  Hotel operating revenue                                         2,865        3,078            8,557         9,435
  Other                                                               -          894                -         1,750
                                                          ---------------------------  -----------------------------
                                                                132,982      155,676          415,948       471,341
                                                          ---------------------------  -----------------------------

Expenses:
  Interest                                                       45,684       59,245          152,243       184,446
  Interest to Meditrust Operating Company                             -          224                -         1,813
  Depreciation and amortization                                  37,528       31,425          101,910        95,693
  Amortization of goodwill                                        5,495        4,989           16,493        15,394
  General and administrative                                      5,582        2,364           15,404        11,513
  Hotel operations                                                1,420        1,512            3,987         3,462
  Rental property operations                                      7,525        9,151           22,326        26,872
  Loss (gain) on sale of assets and mortgage repayments         126,369         (179)         131,702       (12,463)
  Provision for impairment on real estate assets                 91,306            -          152,432             -
  Provision for loss on equity securities                             -            -           39,076             -
  Other                                                           9,825            7           30,945         8,712
                                                          ---------------------------  -----------------------------
                                                                330,734      108,738          666,518       335,442
                                                          ---------------------------  -----------------------------

Income (loss) from continuing operations before
   extraordinary item                                          (197,752)      46,938         (250,570)      135,899
Discontinued operations:
  Gain (loss adjustment) on disposal of Santa Anita, net              -            -                -         6,655
  Gain (loss adjustment) on disposal of  Cobblestone Golf
       Group, net                                                     -       16,282                -        25,721
                                                          ---------------------------  -----------------------------
Income (loss) before extraordinary item                        (197,752)      63,220         (250,570)      168,275
Extraordinary gain on early extinguishment of debt                    -            -            1,403             -
                                                          ---------------------------  -----------------------------
Net income (loss)                                              (197,752)      63,220         (249,167)      168,275
Preferred stock dividends                                        (4,500)      (3,938)         (13,500)      (11,814)
                                                          ---------------------------  -----------------------------
Net income (loss) available to Common shareholders           $ (202,252)  $   59,282       $ (262,667)   $  156,461
                                                          ===========================  =============================
Basic earnings per Common Share:
  Income (loss) from continuing operations                   $    (1.41)  $     0.30       $    (1.85)   $     0.86
  Discontinued operations                                             -         0.12                -          0.22
  Extraordinary gain                                                  -            -             0.01             -
                                                          ---------------------------  -----------------------------
  Net income (loss)                                          $    (1.41)  $     0.42       $    (1.84)   $     1.08
                                                          ===========================  =============================
Diluted earnings per Common Share:
  Income (loss) from continuing operations                   $    (1.41)  $     0.30       $    (1.85)   $     0.86
  Discontinued operations                                             -         0.12                -          0.22
  Extraordinary gain                                                  -            -             0.01             -
                                                          ---------------------------  -----------------------------
  Net income (loss)                                          $    (1.41)  $     0.42       $    (1.84)   $     1.08
                                                          ===========================  =============================

  The accompanying notes, together with the Notes to the Combined Consolidated
   Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1999, are an integral part of these financial statements.

                              MEDITRUST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


       (IN THOUSANDS)                                                                         2000                   1999
                                                                                     -----------------       --------------------

      Cash Flows from Operating Activities:
      Net income (loss)                                                                 $    (249,167)          $   168,275
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation of real estate                                                              97,613                91,770
      Goodwill amortization                                                                    16,493                15,394
      Loss (gain) on sale of assets and mortgage repayments                                   131,702               (44,839)
      Shares issued for compensation                                                              269                   107
      Gain on early extinguishment of debt                                                     (2,183)                    -
      Other depreciation, amortization and other items, net                                    11,668                20,109
      Other non cash items                                                                    209,782                (3,357)
                                                                                      -----------------       --------------------
      Cash Flows from Operating Activities Available for Distribution                         216,177                247,459
      Net change in other assets and liabilities                                              (58,767)               (48,999)
                                                                                      -----------------       --------------------
          Net cash provided by operating activities                                           157,410                198,460
                                                                                      -----------------       --------------------

      Cash Flows from Financing Activities:
      Purchase of treasury stock                                                                    -               (101,303)
      Proceeds from borrowings on bank notes payable                                          252,000                871,000
      Repayment of bank notes payable                                                        (967,359)            (1,453,911)
      Repayment of notes payable                                                             (130,408)               (12,500)
      Repayment of convertible debentures                                                     (48,115)                     -
      Equity offering and debt issuance costs                                                       -                 (1,137)
      Intercompany lending, net                                                                 1,094                  4,216
      Principal payments on bonds and mortgages payable                                       (59,120)               (12,416)
      Dividends to shareholders                                                               (13,500)              (209,648)
      Proceeds from exercise of stock options                                                       -                    312
                                                                                       -----------------       --------------------
          Net cash used in financing activities                                              (965,408)              (915,387)
                                                                                       -----------------       --------------------

      Cash Flows from Investing Activities:
      Acquisition of real estate and development funding                                      (28,381)              (116,353)
      Investment in real estate mortgages and development funding                                (161)               (30,797)
      Prepayment proceeds and principal payments received on real estate mortgages            668,085                 99,221
      Payment of costs related to prior year asset sales                                      (25,879)                     -
      Net proceeds from sale of real estate                                                   229,386                481,187
      Working capital and notes receivable advances, net of repayments and collections,
           and other items                                                                    (10,137)                 2,074
                                                                                       -----------------       --------------------
          Net cash provided by investing activities                                           832,913                435,332
                                                                                       -----------------       --------------------
          Net increase (decrease) in cash and cash equivalents                                 24,915               (281,595)
      Cash and cash equivalents at:
          Beginning of period                                                                   5,779                292,694
                                                                                       -----------------       --------------------
          End of period                                                                 $      30,694           $     11,099
                                                                                       =================       ====================

Supplemental disclosure of cash flow information (Note 2)

  The accompanying notes, together with the Notes to the Combined Consolidated
   Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1999, are an integral part of these financial statements.

                           MEDITRUST OPERATING COMPANY
                           CONSOLIDATED BALANCE SHEETS


                                                                                       September 30,            December 31,
       (IN THOUSANDS)                                                                      2000                     1999
                                                                                    --------------------     -------------------
                                                                                        (unaudited)

       ASSETS
       Cash and cash equivalents                                                          $      28                $   1,441
       Fees, interest and other receivables                                                  20,262                   20,038
       Other current assets, net                                                             13,076                   12,643
                                                                                    --------------------     -------------------
             Total current assets                                                            33,366                   34,122

       Investment in common stock of Meditrust Corporation                                   37,581                   37,581
       Goodwill, net                                                                         28,850                   29,433
       Property, plant and equipment, less accumulated depreciation
           of $7,388 and $2,572, respectively                                                53,642                   51,669
       Other non-current assets                                                               3,747                    8,009
                                                                                    --------------------     -------------------
               Total assets                                                               $ 157,186                $ 160,814
                                                                                    ====================     ===================

       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
       Accounts payable                                                                   $  27,245                $  20,803
       Accrued payroll and employee benefits                                                 26,484                   21,452
       Accrued expenses and other current liabilities                                         5,609                   10,030
       Due to Meditrust Corporation                                                          85,250                   54,820
                                                                                    --------------------     -------------------
             Total current liabilities                                                      144,588                  107,105

       Note payable to Meditrust Corporation                                                 13,128                   13,128
       Other non-current liabilities                                                          4,439                    4,988
                                                                                    --------------------     -------------------
               Total liabilities                                                            162,155                  125,221
                                                                                    --------------------     -------------------

       Commitments and contingencies                                                              -                        -
       Shareholders' equity (deficit):
           Common Stock, $.10 par value; 500,000 shares authorized; 142,127 and 141,015 shares issued and outstanding at September 30, 2000 and
               December 31, 1999, respectively                                               14,213                   14,102
           Additional paid-in-capital                                                       104,757                  104,814
           Unearned compensation                                                               (814)                    (656)
           Distributions in excess of net income                                            (99,538)                 (59,108)
                                                                                    --------------------     -------------------
                                                                                             18,618                   59,152
           Due to Meditrust Corporation                                                     (23,587)                 (23,559)
                                                                                    --------------------     -------------------
                     Total shareholders' equity (deficit)                                    (4,969)                  35,593
                                                                                    ====================     ===================
                     Total liabilities and shareholders' equity (deficit)                 $ 157,186                $ 160,814
                                                                                    ====================     ===================

  The accompanying notes, together with the Notes to the Combined Consolidated
   Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 1999, are an integral part of these financial statements.

                           MEDITRUST OPERATING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                      Three months ended                 Nine months ended
                                                                         September 30,                     September 30,
                                                              ----------------------------------  --------------------------------
 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                           2000            1999               2000            1999
                                                              ----------------------------------  --------------------------------

 Revenue:
    Hotel                                                         $    157,590       $  157,219         $ 464,710      $  461,670
    Interest                                                                14               23                76              85
    Interest from Meditrust Corporation                                      -              224                 -           1,813
                                                              ----------------------------------  --------------------------------
                                                                       157,604          157,466           464,786         463,568
                                                              ----------------------------------  --------------------------------
 Expenses:
    Hotel operations                                                    85,804           73,535           237,340         209,628
    Depreciation and amortization                                        4,972            1,852            11,419           5,666
    Amortization of goodwill                                               194              110               583             552
    Interest and other                                                     157               11               375             153
    Interest to Meditrust Corporation                                      160                -               444               -
    General and administrative                                           6,511            4,158            20,503          12,927
    Royalty to Meditrust Corporation                                     5,574            3,917            15,717          11,507
    Rent to Meditrust Corporation                                       74,291           73,279           219,812         218,849
    Gain on asset sales                                                     (7)               -              (977)              -
    Other                                                                    -            1,018                 -          31,516
                                                              ----------------------------------  --------------------------------
                                                                       177,656          157,880           505,216         490,798
                                                              ----------------------------------  --------------------------------
 Loss from continuing operations before benefit for income
      taxes                                                            (20,052)            (414)          (40,430)        (27,230)
 Income tax benefit                                                          -             (135)                -            (508)
                                                              ----------------------------------  --------------------------------
 Loss from continuing operations                                       (20,052)            (279)          (40,430)        (26,722)
 Discontinued operations:
    Loss adjustment on disposal of Santa Anita, net                          -            1,086                 -          (3,694)
    Loss adjustment on disposal of Cobblestone Golf Group,
         net                                                                 -             (724)                -          (7,169)
                                                              ----------------------------------  --------------------------------
 Net income (loss)                                                $    (20,052)      $       83     $     (40,430)     $  (37,585)
                                                              ==================================  ================================

 Basic earnings per Common Share:
    Loss from continuing operations                               $      (0.14)      $     0.00     $       (0.29)     $    (0.19)
    Discontinued operations                                                  -                -                 -           (0.07)
                                                              ----------------------------------  --------------------------------
    Net loss                                                      $      (0.14)      $     0.00     $       (0.29)     $    (0.26)
                                                              ==================================  ================================
 Diluted earnings per Common Share:
    Loss from continuing operations                               $      (0.14)      $     0.00     $       (0.29)     $    (0.19)
    Discontinued operations                                                  -                -                 -           (0.07)
                                                              ----------------------------------  --------------------------------
    Net loss                                                      $      (0.14)      $     0.00     $       (0.29)     $    (0.26)
                                                              ==================================  ================================

             The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the
   Companies' Form 10-K for the year ended December 31, 1999, are an integral part of these financial statements.

                           MEDITRUST OPERATING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


      (IN THOUSANDS)                                                                            2000                  1999
                                                                                          ----------------------------------------

      Cash Flows from Operating Activities:
      Net loss                                                                            $   (40,430)           $  (37,585)
      Adjustments to reconcile net loss to net cash  used in operating activities:
      Goodwill amortization                                                                       583                   552
      Loss (gain) on sale of assets and disposal of discontinued operations                      (977)               10,863
      Shares issued for compensation                                                                -                    26
      Other depreciation and amortization and other items                                      11,419                10,352
      Other non-cash items                                                                          -                 6,196
      Net change in other assets and liabilities of discontinued operations                         -                (4,227)
      Net change in other assets and liabilities                                               29,168               (16,640)
                                                                                          ----------------------------------------
              Net cash used in operating activities                                              (237)              (30,463)
                                                                                          ----------------------------------------

      Cash Flows from Financing Activities:
      Purchase of treasury stock                                                                    -                (1,966)
      Intercompany borrowing (lending), net                                                    (1,094)               (4,216)
      Proceeds from stock option exercises                                                          -                     6
                                                                                          ----------------------------------------
              Net cash used in financing activities                                            (1,094)               (6,176)
                                                                                          ----------------------------------------

      Cash Flows from Investing Activities:
      Capital improvements to real estate                                                         (82)               (1,111)
      Net proceeds from sale of assets                                                              -                26,263
                                                                                          ----------------------------------------
              Net cash provided by (used in) investing activities                                 (82)               25,152
                                                                                          ----------------------------------------
              Net decrease in cash and cash equivalents                                        (1,413)              (11,487)
      Cash and cash equivalents at:
              Beginning of period                                                               1,441                12,762
                                                                                          ----------------------------------------
              End of period                                                                  $     28            $    1,275
                                                                                          ========================================

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

In the opinion of Meditrust Corporation ("Realty") and Meditrust Operating Company and subsidiaries ("Operating Company" or "Operating" and collectively with Realty the "Companies" or "The Meditrust Companies"), the accompanying unaudited combined consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000, the results of operations for each of the three and nine month periods ended September 30, 2000 and 1999, and cash flows for each of the nine month periods ended September 30, 2000 and 1999. The results of operations for the nine-month period ended September 30, 2000, are not necessarily indicative of the results which may be expected for any other interim period or for the entire year.

Also in the opinion of Realty, Operating Company and The Meditrust Companies, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See the Companies' Joint Annual Report on Form 10-K for the year ended December 31, 1999, for additional information relevant to significant accounting policies followed by the Companies.

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

2.    SUPPLEMENTAL CASH FLOW INFORMATION
Details of other non-cash items:


(IN THOUSANDS)                                                                                   NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                         -----------------------------------
                                                                                                2000             1999
                                                                                         -----------------------------------

Provision for assets held for sale                                                          $     24,853         $      -
Provision for assets held for use                                                                 56,147                -
Provision for loss on real estate mortgages and loans receivable                                  71,432                -
Provision for loss on equity securities                                                           39,076                -
Straight line rent                                                                                  (966)          (3,357)
Provision for loss on receivables                                                                  4,577                -
Provision for restructuring expenses                                                              10,812            2,198
Accelerated amortization of unearned compensation                                                  3,851                -
Write-off of software development costs                                                                -            3,998
                                                                                         -----------------------------------
                                                                                            $    209,782         $  2,839
                                                                                          ================== ===============

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.    SUPPLEMENTAL CASH FLOW INFORMATION, CONTINUED

Details of interest paid and non-cash investing and financing transactions:

THE MEDITRUST COMPANIES:


                                                                                                    NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                           ----------------- ----------------
 (IN THOUSANDS)                                                                                  2000             1999
                                                                                           ----------------- ----------------

Interest paid during the period                                                            $     174,527    $      207,415
Interest capitalized during the period                                                               676             6,284
Non-cash investing and financing transactions:
     Non-cash proceeds of asset sale (see Note 3)                                                 53,900                 -
     Retirements and write-offs of project costs                                                 (11,390)           (7,722)
     Accumulated depreciation and provision for impairment of
       assets sold                                                                                95,885            17,570
     Debt assumed by buyer of Cobblestone Golf Group                                                 -             5,637
     Increase in real estate mortgages net of
       participation reduction                                                                       150               373
     Allowance for loan losses on prepaid mortgages                                               46,149                 -
     Change in market value of equity securities                                                 (49,062)            8,354


MEDITRUST CORPORATION:
                                                                                                     NINE MONTHS ENDED
                                                                                                       SEPTEMBER 30,
                                                                                           -----------------------------------
(IN THOUSANDS)                                                                                   2000              1999
                                                                                           -----------------------------------

Interest paid during the period                                                            $       174,167   $     206,810
Interest capitalized during the period                                                                 516           5,832
Non-cash investing and financing transactions:
     Non-cash proceeds of asset sale (see Note 3)                                                   53,900              -
     Retirements and write-offs of project costs                                                   (11,390)         (7,722)
     Accumulated depreciation and provision for impairment of
           assets sold                                                                              95,885          17,570
     Debt assumed by buyer of Cobblestone Golf Group                                                     -           5,637
     Increase in real estate mortgages net of
          participation reduction                                                                      150             373
     Allowance for loan losses on prepaid mortgages                                                 46,149               -
     Change in market value of equity securities                                                   (49,062)          8,354


MEDITRUST OPERATING COMPANY:
                                                                                                    NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                           -----------------------------------
(IN THOUSANDS)                                                                                   2000              1999
                                                                                           -----------------------------------

Interest paid during the period                                                            $            360   $        605
Interest capitalized during the period                                                                  160            452

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.         REAL ESTATE INVESTMENTS

The following is a summary of the Companies' real estate investments:


                                                                                          SEPTEMBER 30,    DECEMBER 31,
(IN THOUSANDS)                                                                                  2000            1999
                                                                                          ---------------------------------

Land                                                                                      $   437,121      $   444,523
Buildings and improvements, net of accumulated depreciation
     of $332,484 and $259,777 and other provisions of $64,703 and $12,330                   2,635,828        2,876,418
Real estate mortgages and loans receivable, net of a valuation
     allowance of $57,698 and $32,415                                                         223,387        1,059,920
Assets held for sale, net of accumulated depreciation of $9,152 and
    $27,565 and other provisions of $39,579 and $71,266                                        99,994          291,798
                                                                                          ---------------------------------
                                                                                          $ 3,396,330      $ 4,672,659
                                                                                          =================================


During the nine months ended September 30, 2000, the Companies provided net funding of $4,039,000 for ongoing construction of healthcare facilities committed to prior to November 1998. The Companies also provided net funding of $24,424,000 for capital improvements related to the lodging segment. In addition, the Companies provided $161,000 for ongoing construction of mortgaged facilities already in the portfolio.

The Companies received $668,085,000 in principal payments on mortgages receivable during the nine months ended September 30, 2000 comprised of:

         -        $6,026,000 of monthly principal amortization

         -        $1,586,000 in partial principal prepayments, and

         - $660,473,000 in principal payments on mortgages (with a real estate net book value of $757,800,000, net of reserves of $46,149,000 previously recorded by the Companies, and related working capital and interest receivables with a net book value of $30,742,000) received as a result of real estate asset transactions entered into by the Companies pursuant to the Five Point Plan. These transactions resulted in a net loss of $128,069,000.

Also during the nine months ended September 30,2000, the Companies sold 42 facilities comprised of real estate and other assets with net book values of $285,751,000 (net of previously recorded impairment reserves of $63,149,000) and $1,168,000, respectively. Net proceeds on these transactions amounted to $283,286,000 and consisted of:

         -        $229,386,000 in cash

         -        $7,661,000 of assumed debt, and

         - $46,239,000 of subordinated indebtedness due in 2005, net of a discount of $5,855,000 (on the difference between the 9.0% stated rate of interest and the 12.0% imputed interest rate).

These transactions resulted in a net loss of $3,633,000.

Total reserves and impairments of real estate assets recorded during the nine months ended September 30, 2000, were $152,432,000. As of September 30, 2000, the total reserves and impairments balance is $161,980,000.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   REAL ESTATE INVESTMENTS, CONTINUED


(IN THOUSANDS)

Net book value of investment in real estate assets at December 31, 1999, net                   $ 4,672,659

Lodging
      Funding of capital improvements                                                               24,424
      Depreciation expense and write-offs                                                          (79,848)
Healthcare
      Amortization of principal                                                                     (6,026)
      Construction loan funding                                                                        161
      Partial principal prepayments                                                                 (1,586)
      Net book value of mortgages repaid                                                          (757,800)
      Provision for loss on mortgages                                                              (71,432)
      Other adjustments to mortgages                                                                   150
      Construction funding                                                                           4,039
      Depreciation expense                                                                         (18,681)
      Provision for loss on assets held for sale                                                   (24,853)
      Provision for loss on assets held for use                                                    (56,147)
      Net book value of real estate assets sold                                                   (285,751)
      Other adjustments to real estate investments                                                  (2,979)
                                                                                        ------------------
Net book value of investment in real estate assets at September 30, 2000, net                  $ 3,396,330
                                                                                        ==================

The activity in the valuation allowance for real estate investments for the nine months ended September 30, 2000 is summarized as follows:


                                                     Buildings          Real estate
(IN THOUSANDS)                                    and improvements     mortgages and       Assets held
                                                                     loans receivable        for sale             Total
                                                 ------------------- ------------------ ------------------- ------------------

Balance at December 31, 1999                               $ 12,330           $ 32,415            $ 71,266          $ 116,011
Provision recorded                                           56,147             71,432              24,853            152,432
Transfers to assets held for sale                            (3,700)                 -               3,700                  -
Provision applied to sales or prepayments                         -            (46,149)            (63,149)          (109,298)
Other adjustments                                               (74)                 -               2,909              2,835
                                                 ------------------- ------------------ ------------------- ------------------
Balance at September 30, 2000                              $ 64,703           $ 57,698            $ 39,579          $ 161,980
                                                 =================== ================== =================== ==================

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.    REAL ESTATE INVESTMENTS, CONTINUED

Portfolio by Operator

(IN THOUSANDS, EXCEPT NUMBER OF    Gross          Net Book        # of        % of                    # of                   # of
PROPERTIES AND PERCENTAGES)      Investment         Value      Properties  Portfolio   Mortgages   Properties     Leases  Properties
                               ---------------- -------------- ----------- ----------- ----------- ------------   ------- ----------

Sun Healthcare Group, Inc.         $   407,079     $  325,118      41        29.8%       $ 30,430       4         $294,688       37
Alterra                                161,592        150,115      57        13.8%              -       -          150,115       57
Other Non-Public Operators             118,998        111,798      13        10.2%         85,566      10           26,232        3
Harborside                             103,360         92,940      18         8.5%         15,975       4           76,965       14
Balanced Care Corporation               93,502         91,858      19         8.4%         36,754       7           55,104       12
Tenet Healthcare/Iasis                  65,650         56,589       1         5.2%              -       -           56,589        1
CareMatrix Corporation                  50,658         49,498       4         4.5%         35,658       3           13,840        1
Integrated Health Services, Inc.        50,973         37,365      10         3.4%              -       -           37,365       10
Genesis Health Ventures, Inc.           35,639         33,668       8         3.1%         18,439       4           15,229        4
Assisted Living Concepts                31,487         28,587      16         2.6%              -       -           28,587       16
Other Public Operators                  29,725         27,288       4         2.5%          7,050       1           20,238        3
ARV Assisted Living, Inc.               28,982         26,459       4         2.4%              -       -           26,459        4
Life Care Centers of America, Inc.      26,212         26,212       2         2.4%         26,212       2                -        -
HealthSouth                             25,001         25,001       2         2.3%         25,001       2                -        -
Paramount Real Estate Services           9,756          9,085       1         0.9%              -       -            9,085        1
                               ---------------- -------------- ----------- ----------- ----------- ------------  ----------  -------
                                     1,238,614      1,091,581     200          100%       281,085      37          810,496      163
Valuation Allowance                          -       (161,980)      -                     (57,698)      -         (104,282)       -
                               ---------------- -------------- -----------             ----------- ------------  ----------  -------
                                     1,238,614        929,601     200                   $ 223,387      37        $ 706,214      163
                                                                                       =========== ============  ==========  =======
Lodging:
La Quinta Companies                  2,661,332      2,466,729     300
                               ---------------- -------------- -----------
                                   $ 3,899,946    $ 3,396,330     500
                               ================ ============== ===========

Companies in the assisted living sector of the healthcare industry operate approximately 9.1% of the net book value of Realty's total real estate investments (and approximately 28.4% of the healthcare portfolio), while companies in the long term sector approximate 18.8% of the net book value of Realty's total real estate investments (and approximately 58.5% of the heathcare portfolio).

Realty monitors credit risk for its healthcare portfolio by evaluating a combination of publicly available financial information, information provided by the operators themselves and information otherwise available to Realty. The financial condition and ability of these healthcare operators to meet their rental and other obligations will, among other things, have an impact on Realty's revenues, net income (loss), funds available from operations and its ability to make distributions to its shareholders. The operations of the long-term care (skilled nursing) companies have been negatively impacted by changes in Medicare reimbursement rates (PPS), increases in labor costs, increased leverage and certain other factors. In addition, any failure by these operators to effectively conduct their operations could have a material adverse effect on their business reputation or on their ability to enlist and maintain patients in their facilities.

Operators of assisted living facilities are experiencing fill-up periods of a longer duration and are being impacted by concerns regarding the potential of over-building, increased regulation and the use of certain accounting practices. Accordingly, many of these operators have announced decreased earnings or anticipated earnings shortfalls and have experienced a significant decline in their stock prices. These factors have had a detrimental impact on the liquidity of some assisted living operators, which has caused their growth plans to decelerate and may have a negative effect on their operating cash flows.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.       REAL ESTATE INVESTMENTS, CONTINUED

Operators in Bankruptcy

As of September 30, 2000, the Companies have exposure to four operators who have filed for protection under Chapter 11: Sun Healthcare Group, Inc. ("Sun"), Mariner Health Group ("Mariner"), Integrated Health Services, Inc. ("Integrated"), and Genesis Health Ventures, Inc. ("Genesis"). The following table describes the number of facilities, net assets by lease/mortgage and the lease/mortgage income for each of the four operators that have filed for Chapter 11.

               Summary of Investments with Operators in Chapter 11

(IN THOUSANDS, EXCEPT FOR                                                                                   Nine Months Ended
NUMBER OF FACILITIES)                              Leases                       Mortgages                  September 30, 2000
                                         ---------------------------- ------------------------------  -----------------------------
                               Total                                                                      Rental       Interest
   Operator      Date filed  Facilities   Facilities   Net Assets       Facilities    Net Assets          Income        Income
   --------      ----------  ----------   ----------   ----------       ----------    ----------          ------        ------

Sun(4)            10/14/99       41           37         $299,077           4           $30,430           $35,881          - (1)
Mariner           1/18/00         2            1            6,918           1             7,050               733          - (2)
Integrated         2/2/00        10           10           37,365          N/A              N/A             4,716            N/A
Genesis           6/26/00         8            4           15,229           4            18,439             1,239        978 (3)
                             ----------   ---------------------------- ------------------------------  -----------------------------
                      Totals     61            52        $358,589           9           $55,919           $42,569       $978 (3)
                             =========== ============================ ==============================  =============================

         (1) No interest payments related to the Sun mortgages have been received since October 14, 1999 and, accordingly, these mortgages were placed on non-accrual status.

         (2) No interest payments related to the Mariner mortgage were received and, accordingly, this mortgage was placed on non-accrual status.

         (3) No interest payments related to Genesis have been received since June 1, 2000 and, accordingly, such mortgages have been placed on non-accrual status.

         (4) Net lease assets include straight-line rent receivables of $4,389,000.

The Companies continue to monitor its operators that have filed for Chapter
11. The Companies have not come to any definitive agreement with any of these operators to date. In the event any of its leases are successfully rejected through the course of the bankruptcy proceedings, the Companies intend to transition the operations of these facilities to other operators.

Management has initiated various actions to protect the Companies' interests under its leases and mortgages, including the drawdown and renegotiation of certain escrow accounts and agreements. While the earnings capacity of certain facilities has been reduced and the reductions may extend to future periods, management believes that it has recorded appropriate accounting impairment provisions based on its assessment of current circumstances. However, upon changes in circumstances, including but not limited to, possible foreclosure or lease termination, there can be no assurance that the Companies' investments in healthcare facilities would not be written down below current carrying value based upon estimates of fair value at such time.

Impairment of real estate assets

During the nine months ended September 30, 2000, the Companies classified certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. Based on estimated net sale proceeds, the Companies recorded a provision for loss on assets held for sale of $24,853,000. In addition, the Companies recorded a provision of $56,147,000 on real estate assets held for use where current facts, circumstances and analysis indicate that the assets might be impaired. Also, during the nine months ended September 30, 2000, the Companies sold assets for which impairments of $63,149,000 had been previously recorded.

As of September 30, 2000, the Companies have an impairment allowance of $39,579,000 related to assets held for sale and $64,703,000 pertaining to properties where management believes that a reduction in the assets' cost basis is appropriate based on an assessment of current circumstances, including but not limited to, the amount of debt maturing in 2001 and prices realized on recent healthcare asset sales.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   REAL ESTATE INVESTMENTS, CONTINUED


Impairment of mortgage loans

During the nine months ended September 30, 2000, the Companies recorded a provision for loss related to the mortgage portfolio of $71,432,000. Also during the nine months ended September 30, 2000, mortgage loan receivables, which had previously provided provisions of $46,149,000, were prepaid. As of September 30, 2000, the Companies have $57,698,000 in loan valuation reserves primarily relating to mortgage loans in the portfolio.

The Companies continue to evaluate the assets in its healthcare portfolio as well as to pursue an orderly disposition of a significant portion of its healthcare assets. There can be no assurance if or when sales will be completed or whether such sales will be completed on terms that will enable the Companies to realize the full carrying value of such assets.

4.        INDEBTEDNESS

During the nine months ended September 30, 2000, the Companies had the following debt activity:


                                                                                                Bonds and
(IN THOUSANDS)                  Notes Payable,       Convertible          Bank Notes       Mortgages Payable,
                                     Net           Debentures, Net       Payable, Net              Net                Total
                               ----------------- -------------------- -------------------- -------------------- ------------------

December 31, 1999                    $1,144,406             $185,468           $1,154,182             $113,382         $2,597,438

Repayment of principal                 (130,408)             (48,115)            (967,359)             (59,120)        (1,205,002)

Borrowings                                    -                    -              252,000                    -            252,000

Debt assumed by third
  party, (note 3)                             -                    -                    -               (7,661)            (7,661)

Gain on debt repurchases                 (1,463)                (720)                   -                    -             (2,183)

Amortization of debt
   issuance costs and other                 939                  263                7,718                    3              8,923
                               ----------------- -------------------- -------------------- -------------------- ------------------
September 30, 2000                   $1,013,474             $136,896             $446,541              $46,604         $1,643,515
                               ================= ==================== ==================== ==================== ==================

During the nine months ended September 30, 2000, the Companies repaid $87,375,000 of notes payable. In addition, the Companies repurchased $43,033,000 of notes payable, resulting in a gain on early extinguishment of debt of $1,463,000.

During the nine months ended September 30, 2000, the Companies repurchased $13,281,000 of convertible debentures, which resulted in a gain on early extinguishment of debt of approximately $720,000. In addition, the Companies' convertible debentures maturing on July 1, 2000 with a balance of $34,834,000 were repaid.

During the nine months ended September 30, 2000, the Companies repaid approximately $917,359,000 on the revolving tranche commitment (Tranche A) and $50,000,000 on its term note (Tranche D) of its bank notes payable and borrowed $252,000,000 on Tranche A. The Tranche A revolver commitment has a zero balance at September 30, 2000. Effective September 5, 2000, the $850,000,000 revolver commitment was reduced to $400,000,000. Approximately $362,000,000 on the Tranche A revolving commitment (net of outstanding letters of credit) was available at September 30, 2000 at the Companies' option of the base rate (11.5%) or LIBOR plus 2.875% (approximately 9.6% total rate at September 30,
2000).

During the nine months ended September 30, 2000, the Companies repaid mortgages of $51,845,000 and prepaid mortgages of $14,936,000 of which $7,661,000 was assumed by a third party. These prepayments resulted in total penalties of $780,000, and are reported as an offset to the gain on early extinguishment of debt. Therefore, net gain on early extinguishment of debt is $1,403,000.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.   INDEBTEDNESS, CONTINUED

Effective September 5, 2000, the Companies reached a fourth agreement with its bank group to further amend the Credit Agreement. The fourth amendment provided for, among other things:

         - changes in the definition of the minimum tangible net worth covenant

         _        limitations on cash and cash equivalents held

         -        limitations on capital expenditures

         - a reduction in the Tranche A revolving loan commitment from $850,000,000 to $400,000,000, and

         - the allowance of an optional prepayment of $50,000,000 on the Tranche D term loan.

In addition, the fourth amendment specifies when and how the proceeds of certain future asset sales are to be applied against any outstanding balances on Tranches A and D.

Effective September 7, 2000, the Companies cancelled $50,000,000 of its interest rate swap agreement. At September 30, 2000, the Companies were fixed rate payors of 5.7% under an interest rate swap agreement with an underlying notional amount of $450,000,000 and received a variable rate of 6.6%. Differentials in the swapped amounts are recorded as adjustments to interest expense of the Companies.

5.   SHAREHOLDERS' EQUITY

As of September 30, 2000, the following classes of Preferred Stock, Excess Stock and Series Common Stock were authorized; no shares were issued or outstanding at either September 30, 2000 or December 31, 1999:

Meditrust Operating Company Preferred Stock $.10 par value; 6,000,000 shares authorized;

Meditrust Corporation Excess Stock $.10 par value; 25,000,000 shares authorized;

Meditrust Operating Company Excess Stock $.10 par value; 25,000,000 shares authorized;

Meditrust Corporation Series Common Stock $.10 par value; 30,000,000 shares authorized;

Meditrust Operating Company Series Common Stock $.10 par value; 30,000,000 shares authorized.

During the nine months ended September 30, 2000, 1,000,000 restricted shares of the Companies' common stock were issued to key employees under The Meditrust Corporation 1995 Share Award Plan and The Meditrust Operating Company 1995 Share Award Plan (collectively known as the "Share Award Plan"). During June 2000, 50,000 restricted shares were forfeited and thus cancelled and retired. Also, pursuant to amendments to certain employment and severance agreements, vesting periods for 390,000 restricted shares were accelerated from the original vesting periods to vest between July 2000 and December 2000. This resulted in approximately $1,390,000 of accelerated amortization of unearned compensation in the three months ended September 30, 2000.

Under the Share Award Plan, participants are entitled to cash dividends and voting rights on their respective restricted shares. Restrictions generally limit the sale or transfer of shares during a restricted period, not to exceed three years. Participants vest in the restricted shares granted upon the earliest of six months to three years after the date of issuance, upon achieving the performance goals as defined, or as the Boards of Directors may determine.

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

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.   COMPREHENSIVE INCOME (LOSS) AND OTHER ASSETS, CONTINUED

During the nine months ended September 30, 2000, the market value of this investment significantly decreased below the Companies' initial cost. In accordance with Financial Accounting Standard Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the Companies are required to determine whether a decline in fair value of an investment accounted for as "an available for sale security" is other-than-temporary. Further guidance in Staff Accounting Bulletin Topic 5M ("SAB 5M") suggests that the decline is other-than-temporary if, among other factors, the decline in market value persists for a period over six months and the decline is in excess of 20% of cost. As a result, Realty determined the decline was other-than-temporary at June 30, 2000, adjusted the cost basis of its investment in NHP Plc to fair value and recorded a charge to earnings for the impairment of the investment in NHP Plc of $39,076,000 based on the difference between the Companies' cost of $57,204,000 and the market value as of June 30, 2000 of $18,128,000. The market value of NHP Plc as of September 30, 2000 was $12,561,000. The decrease of $5,567,000 from the market value as of June 30, 2000 is reflected as a reduction of shareholders' equity. Management will continue to evaluate this investment.

As of September 30, 2000, Realty owns 1,081,000 shares of stock and warrants to purchase 5,000 shares of stock in Balanced Care Corporation ("BCC"), a healthcare operator. The stock and warrants have a current market value of $1,154,000. The difference between current market value and the cost of the BCC investment is recorded as an unrealized gain of $49,000, in shareholders' equity in the accompanying balance sheet.

The following is a summary of the Companies' comprehensive income (loss):


                                                                             NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                   -------------------- --------------------
(IN THOUSANDS)                                                            2000                 1999
                                                                   -------------------- --------------------

Net income (loss)                                                      $   (289,597)        $    130,690
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during the period                 (49,062)               8,354
Reclassification adjustment for losses recognized in net loss                39,076                    -
                                                                   -------------------- --------------------
Comprehensive income (loss)                                            $   (299,583)        $    139,044
                                                                   ==================== ====================

Other assets include investments in NHP Plc and BCC, La Quinta intangible assets, and the Telematrix non-compete agreement, furniture, fixtures and equipment, and other receivables.

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

On September 30, 2000, Realty paid a dividend of $0.5625 per depository share of preferred stock to holders of record on September 15, 2000. On September 30, 2000, Realty also paid a quarterly dividend at a rate of 9.00% per annum on the liquidation preference of $25,000 per share to the holder of the 9.00% Series B Cumulative Redeemable Convertible Preferred Stock.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.       OTHER EXPENSES

During the nine months ended September 30, 2000, the Companies recorded approximately $30,945,000 in other expenses related to the items described below.

In January 2000, the Companies executed a separation and consulting agreement with the Chief Executive Officer, President and Treasurer of Realty pursuant to which Realty made a cash payment of approximately $9,500,000 (including consulting fees), converted 155,000 restricted paired common shares into unrestricted paired common shares (which resulted in approximately $2,500,000 of accelerated amortization of unearned compensation) and continued certain medical, dental and other benefits.

Also in January 2000, the Companies announced that the Meditrust corporate headquarters would be moved to Dallas, Texas and that changes would be made to the management team. As a result, in June 2000, the Boards of Directors approved a plan to reduce the number of employees by 14 as of December 31, 2000, including four officers. The reduction is primarily in the financial and legal groups of the Companies' Needham, Massachusetts offices. Accordingly, during the nine months ended September 30, 2000, the Companies recorded $12,202,000 ($4,890,000 in the third quarter) for severance related expenses expected to be incurred to terminate those employees. The Companies plan to further reduce staff over the next two years with the intention of consolidating the remaining healthcare operations in Dallas, Texas by December 31, 2002. As part of the plan to close the Needham office, additional severance and other payments are expected in the future. In addition, the Companies recorded a charge of $3,142,000 related to accelerated amortization of debt issuance costs and certain other expenses associated with the early repayment of debt and the reduction of the Companies' revolving credit facility.

During the nine months ended September 30, 2000, the Companies recorded provisions and other expenses of approximately $4,645,000 ($1,843,000 in the third quarter) on receivables related to real estate assets and other receivables management considers uncollectible. The Companies also recorded approximately $1,245,000 ($50,000 in the third quarter) of bad debt recoveries during the nine months ended September 30, 2000 related to receivables written-off in prior years.

The Companies also incurred approximately $279,000 of professional fees during the nine month period ended September 30, 2000 related to implementation of the Five Point Plan.

During the nine months ended September 30, 1999, the Companies recorded approximately $40,228,000 in other expenses related to the items described below.

On May 10, 1999, the Companies entered into a separation agreement with the former Director and Chairman of the Companies and Chief Executive Officer and Treasurer of Meditrust Operating Company. Under the terms of this separation agreement, the Companies made severance payments totaling $25,000,000 in cash and continued certain life insurance benefits. The Companies established a Special Committee of the Boards of Directors of Realty and Operating Company (the "Special Committee") to evaluate this executive's employment contract and whether such severance or other payments were appropriate. Based on the results of the evaluation and recommendation of the Special Committee, the Boards of Directors concluded that the separation agreement was in the long-term best interest of the shareholders of the Companies and approved the separation agreement.

The Companies incurred approximately $11,230,000 of non-recurring costs ($1,025,000 during the three months ended September 30, 1999) associated with the development and implementation of the comprehensive restructuring plan adopted in November 1998 (the "1998 Plan"). These costs primarily relate to the early repayment and modification of certain debt and other advisory fees related to the 1998 Plan and the separation agreement discussed in the paragraph above.

During the nine months ended September 30, 1999, the Companies recorded a charge of approximately $3,998,000 to write off certain internal and external software development costs related to a front desk system under development for the lodging division based on La Quinta's management decision to abandon the project.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.   EARNINGS PER SHARE

COMBINED CONSOLIDATED EARNINGS PER SHARE IS COMPUTED AS FOLLOWS:


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                             THREE MONTHS                         NINE MONTHS
                                                                  ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                        --------------------------------------- -----------------------------------
                                                               2000                1999               2000              1999
                                                        ------------------- ------------------- ----------------- -----------------

Income (loss) from continuing operations before           $   (217,804)       $    46,659       $    (291,000)      $   109,177
    extraordinary item
Preferred stock dividends                                       (4,500)            (3,938)            (13,500)          (11,814)
                                                        ------------------  -----------------   ---------------   ---------------
Income (loss) from continuing operations before
    extraordinary item available to common
    shareholders                                          $   (222,304)       $    42,721       $    (304,500)      $    97,363
                                                        ==================  =================   ===============   ===============

Weighted average outstanding shares of paired
    common stock                                               142,121            141,100             141,596           143,379
Dilutive effect of stock options                                    -                   -                   -                 -
                                                        ------------------  -----------------   ---------------   ---------------
Dilutive potential paired common stock                         142,121            141,100             141,596           143,379
                                                        ==================  =================   ===============   ===============

Earnings per share:
    Basic                                                 $      (1.56)       $       .30       $       (2.15)     $        .68
    Diluted                                               $      (1.56)       $       .30       $       (2.15)     $        .68


Options to purchase 8,042,000 and 4,768,000 paired common shares at prices ranging from $2.44 to $36.46 were outstanding during the three and nine months ended September 30, 2000 and 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the paired common shares or because the inclusion would result in an antidilutive effect in periods where a loss was incurred. The options, which expire on dates ranging from October 2001 to September 2010, were still outstanding at September 30, 2000.

Convertible debentures outstanding for the three months ended September 30, 2000 and 1999 of 4,765,000 and 6,540,000 paired common shares, respectively, are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

Convertible debentures outstanding for the nine months ended September 30, 2000 and 1999 of 5,235,000 and 6,540,000 paired common shares, respectively, are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

In addition, convertible preferred stock for the three and nine months ended September 30, 2000 of 2,680,000 paired common shares are not included in the computation of diluted EPS because the inclusion would result in antidilution.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.       EARNINGS PER SHARE, CONTINUED

MEDITRUST CORPORATION EARNINGS PER SHARE IS COMPUTED AS FOLLOWS:


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                           THREE MONTHS                        NINE MONTHS
                                                               ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                        ----------------------------------- ----------------------------------
                                                              2000              1999             2000              1999
                                                        ----------------- ----------------- ---------------- -----------------

Income (loss) from continuing operations before           $  (197,752)      $    46,938      $  (250,570)     $    135,899
    extraordinary item
Preferred stock dividends                                      (4,500)           (3,938)         (13,500)          (11,814)
                                                        ----------------- ----------------- -------------    ----------------
Income (loss) from continuing operations before
    extraordinary item available to common
    shareholders                                          $  (202,252)      $    43,000      $   (264,070)    $    124,085
                                                        ----------------- ----------------- -------------    ----------------

Weighted average outstanding shares of
    common stock                                              143,426           142,405           142,901          144,684
Dilutive effect of stock options                                    -                 -                 -                -
                                                        ----------------- ----------------- -------------    ----------------
Dilutive potential common stock                               143,426           142,405           142,901          144,684
                                                        ----------------- ----------------- -------------    ----------------

Earnings per share:
    Basic                                                 $     (1.41)      $       .30      $      (1.85)    $        .86
    Diluted                                               $     (1.41)      $       .30      $      (1.85)    $        .86

Options to purchase 2,474,000 and 3,097,000 paired common shares at prices ranging from $3.31 to $36.46 were outstanding during the three and nine months ended September 30, 2000 and 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the paired common shares or because the inclusion would result in an antidilutive effect in periods where a loss was incurred. The options, which expire on dates ranging from October 2001 to September 2010, were still outstanding at September 30, 2000.

Convertible debentures outstanding for the three months ended September 30, 2000 and 1999 of 4,765,000 and 6,540,000 paired common shares, respectively, are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

Convertible debentures outstanding for the nine months ended September 30, 2000 and 1999 of 5,235,000 and 6,540,000 paired common shares, respectively, are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

In addition, convertible preferred stock for the three and nine months ended September 30, 2000 of 2,680,000 paired common shares are not included in the computation of diluted EPS because the inclusion would result in antidilution.

MEDITRUST OPERATING COMPANY EARNINGS PER SHARE IS COMPUTED AS FOLLOWS:


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                              THREE MONTHS                      NINE MONTHS
                                                                  ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                             ----------------------------    ------------------------------
                                                                 2000            1999             2000              1999
                                                             -------------  -------------    -------------    -------------

Loss from continuing operations                               $   (20,052)   $     (279)      $  (40,430)      $  (26,722)
                                                             -------------  -------------    -------------    -------------

Weighted average outstanding shares of common
    stock                                                         142,121       141,100          141,596          143,379
Dilutive effect of stock options                                        -             -                -                -
                                                             -------------  -------------    -------------    -------------
Dilutive potential common stock                                   142,121       141,100          141,596          143,379
                                                             -------------  -------------    -------------    -------------

Earnings per share:
    Basic                                                     $      (.14)   $      .00       $     (.29)     $      (.19)
    Diluted                                                   $      (.14)   $      .00       $     (.29)     $      (.19)

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.     EARNINGS PER SHARE, CONTINUED

Options to purchase 5,568,000 and 1,671,000 paired common shares at prices ranging from $2.44 to $16.06 were outstanding during the three and nine months ended September 30, 2000 and 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the paired common shares or because the inclusion would result in an antidilutive effect in periods where a loss was incurred. The options, which expire on dates ranging from December 2008 to September 2010 for the three months ended September 30, 2000 and dates ranging from July 2007 to September 2010 for the nine months ended September 30, 2000, were still outstanding at September 30, 2000.

Convertible debentures outstanding for the three months ended September 30, 2000 and 1999 of 4,765,000 and 6,540,000 paired common shares, respectively, are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

Convertible debentures outstanding for the nine months ended September 30, 2000 and 1999 of 5,235,000 and 6,540,000 paired common shares, respectively, are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

In addition, convertible preferred stock for the three and nine months ended September 30, 2000 of 2,680,000 paired common shares are not included in the computation of diluted EPS because the inclusion would result in antidilution.

Operating Company holds common shares of Realty, which are unpaired pursuant to a stock option plan approved by the shareholders. The common shares held totaled 1,305,000 as of September 30, 2000. These shares affect the calculations of Realty's net income per common share but are eliminated in the calculation of net income per paired common share for The Meditrust Companies.

10.  TRANSACTIONS BETWEEN REALTY AND OPERATING COMPANY

Operating Company leases hotel facilities from Realty and its subsidiaries. The hotel facility lease arrangements between Operating Company and Realty are for a five year term (beginning July 1998), include base and additional rent provisions and require Realty to assume costs attributable to property taxes and insurance.

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

11.  SEGMENT REPORTING

MEASUREMENT OF SEGMENT PROFIT OR LOSS

The Companies evaluate performance based on contribution from each reportable segment. The Companies define contribution as income from operations before interest expense, depreciation, amortization, gains and losses on sales of assets, provisions for losses on disposal or impairment of assets, income or loss from unconsolidated entities, income taxes and certain nonrecurring income and expenses. The measurement of each of these segments is made on a combined basis with revenue from external customers and excludes lease income between Realty and Operating Company. The Companies account for Realty and Operating Company transactions at current market prices, as if the transactions were to third parties.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

11.  SEGMENT REPORTING, CONTINUED

The following table presents information used by management by reported segment. The Companies do not allocate interest expense, income taxes or unusual items to segments.


                                         THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
(IN THOUSANDS)                                 2000            1999               2000            1999
                                        --------------------------------   --------------------------------

Lodging:

Room revenue                                  $ 148,042     $ 153,083       $   437,859     $   443,142

Guest services and other                          7,698         7,214            23,376          27,963

Operating expenses                              (84,209)      (75,047)         (234,157)       (213,090)

General and administrative expenses              (7,067)       (4,164)          (22,039)        (12,946)

Rental property operating costs                  (7,467)       (6,950)          (21,711)        (20,375)
                                        --------------------------------   --------------------------------
Lodging Contribution                             56,997        74,136           183,328         224,694
                                        --------------------------------   --------------------------------
Healthcare:
Rental income                                    27,299        40,198            87,697         125,719

Interest income                                  22,807        34,333            83,797         104,166

Rental property operating costs                     (58)       (2,201)             (615)         (6,497)

General and administrative expenses              (3,896)       (2,358)          (10,804)        (11,494)
                                        --------------------------------   --------------------------------
Healthcare Contribution                          46,152        69,972           160,075         211,894
                                        --------------------------------   --------------------------------
Other:(a)

Revenue                                           4,715             -            12,032               -

Operating Expense                                (3,015)            -            (7,170)              -

General Administrative                           (1,130)            -            (3,064)              -
                                        --------------------------------   --------------------------------
Other Contribution                                  570             -             1,798               -
                                        --------------------------------   --------------------------------
         Combined Contribution                  103,719       144,108           345,201         436,588
                                        --------------------------------   --------------------------------

Reconciliation to Combined Consolidated
Financial Statements:

Interest expense, net                            45,841        59,256           152,618         184,599

Depreciation and amortization                    42,500        33,277           113,329         101,359

Amortization of goodwill                          5,689         5,099            17,076          15,946

Loss (gain) on sale of assets                   126,362          (179)          130,725         (12,463)

Other income                                          -          (894)                -          (1,750)

Provision for impairment on real                 91,306             -           152,432               -
estate assets

Provision for loss on equity securities               -             -            39,076               -

Other expenses                                    9,825         1,025            30,945          40,228
                                        --------------------------------   --------------------------------
                                                321,523        97,584           636,201         327,919
                                        --------------------------------   --------------------------------
Income (loss) from continuing
   operations before benefit for
   income taxes and extraordinary item         (217,804)       46,524           (291,000)       108,669

Income tax benefit                                    -          (135)                 -           (508)
                                        --------------------------------   --------------------------------
Income (loss) from continuing
   operations before extraordinary item        (217,804)       46,659           (291,000)       109,177

Gain (loss adjustment) on disposal of
   discontinued operations                            -        16,644                  -         21,513
                                        --------------------------------   --------------------------------
Income (loss) before extraordinary item        (217,804)       63,303           (291,000)       130,690

Extraordinary gain on early
   extinguishment of debt                             -             -              1,403              -
                                        --------------------------------   --------------------------------
Net income (loss)                              (217,804)       63,303           (289,597)       130,690

Preferred stock dividends                        (4,500)       (3,938)           (13,500)       (11,814)
                                        --------------------------------   --------------------------------
Net income(loss) available to Paired
   Common shareholders                        $(222,304)    $  59,365         $ (303,097)   $   118,876
                                        ================================   ================================

(a) Other contribution includes Telematrix, a provider of telephones, software and equipment for the lodging industry, acquired in October 1999.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

12.      SUBSEQUENT EVENTS

On September 7, 2000, the Boards of Directors approved the granting of approximately 740,000 restricted shares of the Companies' paired common stock to certain employees. In addition, five members of the Companies' Board of Directors were granted a total of 125,000 restricted paired shares under the Companies' existing stock incentive plans as well as options to purchase a total of 375,000 paired shares. These grants were approved by a disinterested director after a review of the grants and discussions with an external compensation consulting firm and the Companies' outside counsel. The restricted paired shares had not been issued at September 30, 2000. Accordingly, these restricted paired shares are not included in the calculation of earnings per share for the quarter ended September 30, 2000. The options granted on September 7, 2000, along with all options granted to employees during the quarter were considered in the earnings per share calculation as described in Note 9 "Earning Per Share".

On October 23, 2000, the Board of Directors approved the termination of the La Quinta Retirement Plan ("the Plan"), a defined benefit plan and the La Quinta Supplemental Executive Retirement Plan. These terminations will be effective December 31, 2000. The Company expects to make a final contribution to the Plan prior to the distribution of its assets to the participants. The amount of this final contribution is expected to be approximately $1,000,000. The termination will result in cash contribution savings of approximately $1,800,000 per year going forward.

In addition, the Board of Directors also approved enhancements to benefits provided to employees under the La Quinta Inns 401(K) Plan. These enhancements include an increase in La Quinta's match of employee contributions and a change in vesting requirements which allow employees more favorable vesting terms.

On November 2, 2000, Sun Healthcare Group, Inc. filed a motion with the US Bankruptcy Court which, among other things, seeks to reject two leases between Sun and Realty and challenges certain cross-default provisions applicable to those leases. The Companies are presently evaluating this motion.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN MATTERS DISCUSSED HEREIN MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. THE MEDITRUST COMPANIES (THE "COMPANIES"), CONSISTING OF MEDITRUST CORPORATION ("REALTY") AND MEDITRUST OPERATING COMPANY ("OPERATING"), INTEND SUCH FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS, AND ARE INCLUDING THIS STATEMENT FOR PURPOSES OF COMPLYING WITH THESE SAFE HARBOR PROVISIONS. ALTHOUGH THE COMPANIES BELIEVE THE FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, THE COMPANIES CAN GIVE NO ASSURANCE THAT THEIR EXPECTATIONS WILL BE ATTAINED. ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN OR CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND REAL ESTATE CONDITIONS, THE CONDITIONS OF THE CAPITAL MARKETS IN GENERAL, THE IDENTIFICATION OF SATISFACTORY PROSPECTIVE BUYERS FOR HEALTHCARE RELATED ASSETS OF THE COMPANIES AND THE AVAILABILITY OF FINANCING FOR SUCH PROSPECTIVE BUYERS, THE AVAILABILITY OF FINANCING FOR THE COMPANIES' CAPITAL INVESTMENT PROGRAM, INTEREST RATES, COMPETITION FOR HOTEL SERVICES AND HEALTHCARE FACILITIES IN A GIVEN MARKET, THE SATISFACTION OF CLOSING CONDITIONS TO PENDING TRANSACTIONS, IF ANY, DESCRIBED IN THIS FORM 10-Q, THE ENACTMENT OF LEGISLATION FURTHER IMPACTING THE COMPANIES' STATUS AS A PAIRED SHARE REAL ESTATE INVESTMENT TRUST ("REIT") OR REALTY'S STATUS AS A REIT, THE FURTHER IMPLEMENTATION OF REGULATIONS GOVERNING PAYMENTS TO, AS WELL AS THE FINANCIAL CONDITIONS OF OPERATORS OF, REALTY'S HEALTHCARE RELATED ASSETS, INCLUDING THE FILING FOR PROTECTION UNDER THE US BANKRUPTCY CODE BY ANY OPERATORS OF THE COMPANIES' HEALTHCARE ASSETS, THE IMPACT OF THE PROTECTION OFFERED UNDER THE US BANKRUPTCY CODE FOR THOSE OPERATORS WHO HAVE ALREADY FILED FOR SUCH PROTECTION AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE FILINGS OF REALTY AND OPERATING WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING, WITHOUT LIMITATION, THOSE RISKS DESCRIBED IN ITEM 7 OF THE JOINT ANNUAL REPORT ON FORM 10-K ENTITLED "CERTAIN FACTORS YOU SHOULD CONSIDER" BEGINNING ON PAGE 67 THEREOF.

OVERVIEW

The basis of presentation includes Management's Discussion and Analysis of Financial Condition and Results of Operations for the combined and separate registrants under the Securities and Exchange Act of 1934, as amended. Management of the Companies believes that the combined presentation is most informative to the reader.

GENERAL

Consistent with certain components of the Five Point Plan of Reorganization ("the Five Point Plan") which called for orderly disposition of a significant portion of healthcare assets and substantial reduction in debt, the Companies completed healthcare asset sales and received mortgage repayments totaling approximately $1.0 billion during 2000 and have applied substantially all of the proceeds toward reduction of total indebtedness of $2.6 billion at December 31, 1999 to $1.6 billion at September 30, 2000. After transactions completed through September 30, 2000, the net book value of Meditrust's remaining healthcare assets is $929,601,000.

Also, consistent with the plan to focus on the lodging division, the Companies have made certain changes in the executive management team and are in the process of transitioning the financial and legal functions of its healthcare operations from the Needham, Massachusetts office with the intention of consolidating its remaining healthcare operations in Dallas, Texas by December 31, 2002.

On April 17, 2000, Francis W. ("Butch") Cash joined the Companies as President and Chief Executive Officer. In addition, in June 2000 the Companies appointed David L. Rea as Chief Financial Officer of Meditrust Operating Company and Stephen L. Parker as Senior Vice President of Marketing. As part of the initiation of a franchise program for the La Quinta brand, the Companies appointed Allan Tallis as Executive Vice President Chief Development Officer.

THE MEDITRUST COMPANIES--COMBINED RESULTS OF OPERATIONS

The Companies earn revenue by (i) owning and operating 230 La Quinta Inns and 70 La Quinta Inn & Suites; (ii) leasing 163 healthcare assets under long-term triple net leases in which the rental rate is generally fixed with annual escalators; and (iii) providing mortgage financing for 37 healthcare facilities in which the interest is generally fixed with annual escalators subject to certain conditions. The Meditrust Companies reported a net loss available to paired shareholders of $222,304,000 or $1.56 per diluted common share for the quarter ended September 30, 2000, compared to net income of $59,365,000 or $.42 per diluted common share for the third quarter of 1999. For the nine months ended September 30, 2000, The Meditrust Companies reported a net loss available to paired common shareholders of $303,097,000 or $2.14 per diluted share compared to net income of $118,876,000 or $.83 per diluted share for the same period in 1999.

COMBINED RESULTS OF SEGMENT OPERATIONS

The Companies' operations are managed as two major segments: Lodging and Healthcare. The following table summarizes contribution by operating segment for the three and nine-month periods ended September 30, 2000 and 1999. The Companies consider contribution from each operating segment to include revenue from each business, less operating expenses, rental property operating expenses and general and administrative expenses. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment contribution.


                                                                Summary of Operations
                                              Three Months Ended                       Nine Months Ended
                                                 September 30,                           September 30,
                                           2000                 1999                2000               1999
                                   --------------------------------------------------------------------------------

(IN THOUSANDS)
Revenue:
  Lodging                                    $  155,740            $ 160,297         $  461,235         $  471,105
  Healthcare                                     50,106               74,531            171,494            229,885
  Other                                           4,715                    -             12,032                  -
                                   --------------------------------------------------------------------------------
  Total                                         210,561              234,828            644,761            700,990

 Operating Expenses:
   Lodging                                       98,743               86,161            277,907            246,411
   Healthcare                                     3,954                4,559             11,419             17,991
   Other                                          4,145                    -             10,234                  -
                                   --------------------------------------------------------------------------------
   Total                                        106,842               90,720            299,560            264,402

Contributions:
  Lodging, net                                   56,997               74,136            183,328            224,694
  Healthcare, net                                46,152               69,972            160,075            211,894
  Other                                             570                    -              1,798                  -
                                   --------------------------------------------------------------------------------
 Total Contributions                          $ 103,719            $ 144,108         $  345,201         $  436,588
                                   ================================================================================

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

The combined contribution from operating segments was $103,719,000 for the three month period ended September 30, 2000, compared to $144,108,000 for the three month period ended September 30, 1999, a decrease of $40,389,000 or 28.0%. The decline in the combined contribution is the result of the sale of healthcare assets and weak operating performance in the lodging segment. The total contribution is comprised of revenues of $210,561,000 and $234,828,000 for the three month periods ended September 30, 2000 and 1999; respectively, and total operating expenses of $106,842,000 and $90,720,000 for the three month periods ended September 30, 2000 and 1999, respectively.

Lodging provided a contribution of $56,997,000 during the three months ended September 30, 2000, a decrease of $17,139,000 or 23.1%, from the comparable prior year period. Lodging operations were negatively impacted during the quarter due to a number of company specific issues as well as industry conditions (as noted below). Management is in the process of addressing many of the company specific issues in an effort to improve future results. These actions include the hiring of a new management team, changing operating and pricing policies, and reviewing information system capabilities. The lodging contribution is comprised of revenues of $155,740,000 and $160,297,000 and operating expenses of $98,743,000 and $86,161,000 for the three months ended September 30, 2000 and 1999, respectively. The decrease in lodging contribution is primarily due to decreased inn revenues and incremental hotel operating and general and administrative expenses as more fully described below, as well as the impact of an oversupply of available rooms within the Companies' markets. The following table summarizes statistical lodging data for the three months ended September 30, 2000 and 1999 for Inns, Inn & Suites, Total Company and Inn & Suites (Comparable Hotels).


                                                                      Three months ended September 30,

                                                      INNS                     INN & SUITES                   TOTAL COMPANY
                                                      ----                     ------------                   -------------
                                                2000         1999             2000       1999             2000         1999
                                            ------------- ------------     ----------- ----------      ------------ ------------

  Number of Hotels                                    230          232              70         70               300          302
  Occupancy Percentage                               66.1%        69.4%           67.7%      69.2%             66.5%        69.4%
  ADR (1)                                          $59.04       $58.59          $72.97     $70.49            $62.37       $61.34
  RevPar (2)                                       $39.04       $40.69          $49.41     $48.81            $41.47       $42.56
  Available Rooms(4)                                2,737        2,757             841        829             3,578        3,586

Inn & Suites (Comparable Hotels)(3)
  Number of Hotels                                     64           64
  Occupancy Percentage                               68.1%        69.9%
  ADR(1)                                           $72.67       $70.47
  RevPar(2)                                        $49.48       $49.25
  Available Rooms (4)                                 762          765

     (1)      Represents average daily rate

     (2)      Represents revenue per available room

     (3)      Represents Inn & Suites open for more than one year.

     (4)      Available Room count in thousands

Hotel operating revenues are generally measured as a function of average daily rate (ADR) and occupancy. The ADR for the third quarter of 2000 increased to $62.37 from $61.34 in the comparable quarter of 1999, an increase of $1.03 or 1.7%. The occupancy percentage decreased 2.9 percentage points to 66.5% for the quarter ended September 30, 2000 from 69.4% in the same quarter in 1999. Revenue per available room (RevPar), which is the product of occupancy percentage and ADR, decreased 2.6% to $41.47 from last year's comparable quarter. The decrease in RevPar is partially due to an increase in the supply of available rooms in the region and segment of the lodging industry in which La Quinta competes. Other factors that have had a significant impact on La Quinta's operations include certain decisions made by La Quinta in 1999 related to pricing, the centralization of senior field operations personnel, the relocation of its headquarters from San Antonio, Texas to Dallas, Texas coupled with the continuing disruptive impact of the new property management system, and vacancies in several senior management positions for the first half of 2000. The increases in hotel operating expenses of $9,162,000, general and administrative expenses of $2,903,000 and rental property operating expense of $517,000 are primarily attributable to increases in salary and wage rates, expenses associated with the implementation of the new property management system, increased sales expenses, expenses associated with the realignment of operations personnel, increase in franchise tax expense, increase in bad debt expense and certain other incremental expenses. Rental property operating costs attributed to the lodging segment principally consists of property taxes on hotel facilities. Hotel operating and general and administrative expenses include costs associated with the operation such as salaries, wages, utilities, repair and maintenance, credit card discounts and room supplies as well as certain allocated corporate expenses, such as the costs of general management, office rent, training and field supervision of hotel managers and other sales, marketing and administrative expenses.

Healthcare generated a contribution for the quarter ended September 30, 2000 of $46,152,000, a decrease of $23,820,000 or 34.0% from the comparable prior year quarter. The Healthcare contribution was comprised of revenues of $50,106,000 and $74,531,000 and operating expenses of $3,954,000 and $4,559,000 for the quarter ended September 30, 2000 and 1999, respectively. Of these amounts, revenues of $32,853,000 pertain to healthcare assets remaining in the Companies' portfolio at September 30, 2000.

The following table summarizes healthcare portfolio by type of facility as of September 30, 2000 and 1999:


                                                                As of September 30,
                                                     2000                                   1999
                                     -------------------------------------   -----------------------------------
Type of Facility                         Facilities        Beds/Units           Facilities       Beds/Units
------------------------------------ -------------------------------------   -----------------------------------

Assisted & Retirement Living                 94               4,457                  137             7,542
Long-Term Care                               94              11,744                  207            27,131
Medical Office Buildings                      5                   -                   35               120
Acute Care Hospital                           1                 492                    1               492
Other Healthcare                              6                 625                    7               724
                                     -------------------------------------   -----------------------------------
                                            200              17,318                  387            36,009
                                     =====================================   ===================================

The Companies had a remaining net investment of $223,387,000 and $1,059,920,000 in the form of mortgages outstanding to operators of 37 and 161 of the facilities listed above as of September 30, 2000 and 1999, respectively. The Companies had a remaining net investment of $706,214,000 and $1,210,799,000 in the form of leases with operators of 163 and 226 of the facilities listed above at September 30, 2000 and 1999, respectively.

The decreases in revenues and operating expenses are primarily a result of the impact on revenue of asset sales and mortgage repayments over the last year net of the impact of savings in rental and general and administrative expenses. Rental property operating expenses consisting principally of expenses for the management and operation of medical office buildings attributable to the healthcare business decreased $2,143,000. The decrease in rental property operating expense was primarily due to the sale of substantially all of the Companies' medical office buildings in January 2000. General and administrative expenses related to healthcare increased by $1,538,000 as a result of increased legal and franchise taxes arising from corporate matters and restructuring of legal entities, personnel related expenses and professional fees.

Telematrix, a provider of telephones, software and equipment for the lodging industry, contributed $570,000 for the three months ended September 30, 2000. This contribution was comprised of revenues of $4,715,000 and expenses of $4,145,000 for the quarter ended September 30, 2000. Telematrix expenses include operating expenses of $3,015,000 and general and administrative expenses of $1,130,000. Operations of Telematrix are included in lodging revenue and expense categories of the combined and consolidated statements since consummation of the acquisition in October 1999 and separately disclosed as "Other Contribution" in
Note 11 "Segment Reporting" of the combined and consolidated statements.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

The combined contribution from operating segments for the nine months ended September 30, 2000, was $345,201,000 compared to $436,588,000 for the nine months ended September 30, 2000 and 1999, respectively. This represents a decrease of $91,387,000 or 20.9%. The decline in the combined contribution is the result of the sale of healthcare assets and weak operating performance in the lodging segment. The contribution is comprised of revenues of $644,761,000 and $700,990,000 combined with operating expenses of $299,560,000 and $264,402,000 for the nine months ended September 30, 2000 and 1999, respectively.

Lodging provided a contribution of $183,328,000, a decrease of $41,366,000 or 18.4% from the comparable prior year period. Lodging operations were negatively impacted during the nine months ended September 30, 2000, due to a number of company specific issues as well as industry conditions (as noted below). Management is in the process of addressing many of the company specific issues in an effort to improve future results. These actions include the hiring of a new management team, changing operating and pricing policies, and reviewing information system capabilities. This contribution was comprised of revenues of $461,235,000 and $471,105,000 offset by operating expenses of $277,907,000 and
$246,411,000 for the nine months ended September 30, 2000 and 1999, respectively. The decrease in lodging contribution is primarily due to a decrease in inn revenues and incremental hotel operating and general and administrative expenses, as more fully described below, as well as the impact of an oversupply of available rooms within the Companies' markets.

The following table summarizes statistical lodging data for the nine-month periods ended September 30, 2000 and 1999 for Inns, Inn & Suites, Total Company and Inn & Suites - Comparable Hotels.


                                                                 Nine months ended September 30,

                                                INNS                     INN & SUITES                   TOTAL COMPANY
                                                ----                     ------------                   -------------
                                         2000         1999             2000         1999             2000          1999
                                      ------------ ------------    ------------- ------------    ------------- --------------

  Number of Hotels                            230          232               70           70              300            302
  Occupancy Percentage                       64.4%        69.6%            67.2%        70.8%            65.0%          69.9%
  ADR(1)                                   $59.39       $58.37           $75.30       $70.99           $63.26         $61.15
  RevPar(2)                                $38.22       $40.64           $50.58       $50.22           $41.13         $42.72
  Available Rooms(4)                        8,163        8,186            2,513        2,274           10,677         10,460


Inn & Suites (Comparable Hotels)(3)
  Number of Hotels                             64           64
  Occupancy Percentage                       67.7%        71.5%
  ADR(1)                                   $74.20       $71.09
  RevPar(2)                                $50.21       $50.82
  Available Rooms(4)                        2,104        2,099

     (1)    Represents average daily rate

     (2)    Represents revenue per available room

     (3)    Represents Inn & Suites open for more than one year.

     (4)    Available Room count in thousands

The ADR for the nine month period ending September 30, 2000 increased to $63.26 from $61.15 in 1999, an increase of $2.11 or 3.5%. Occupancy percentage decreased 4.9 percentage points to 65.0% in 2000 from 69.9% in 1999. RevPar decreased 3.7% from 1999. The decrease in RevPar is partially due to a greater increase in the supply of available rooms than in demand in the segment of the lodging industry in which La Quinta competes. Other factors that have had a significant impact on La Quinta's operations include certain decisions made by La Quinta in 1999 related to pricing, the centralization of senior field operations personnel, the relocation of its headquarters from San Antonio, Texas to Dallas, Texas coupled with the continuing disruptive impact of the new property management system, and vacancies in several senior management positions for the first half of 2000. The increases in hotel operating expenses of $21,067,000, general and administrative expenses of $9,093,000, and rental property operating expense of $1,336,000 are primarily attributable to increases in salary and wage rates, expenses associated with the implementation of the new property management system, increased sales expenses, expenses associated with the realignment of operations personnel, executive severance and other employment contract related expenses, increase in franchise tax expense, an increase in bad debt expense and certain other incremental expenses. Rental property operating costs attributed to the lodging segment principally consists of property taxes on hotel facilities. Hotel operating and general and administrative expenses include operating costs such as salaries, wages, utilities, repair and maintenance, credit card discounts and room supplies as well as certain allocated corporate expenses, such as the costs of general management, office rent, training and field supervision of hotel managers and other marketing and administrative expenses.

Healthcare generated a contribution for the nine months ended September 30, 2000 of $160,075,000 a decrease of $51,819,000 or 24.5% compared to the same prior year period. The contribution was comprised of revenues of $171,494,000 and $229,885,000 combined with operating expenses of $11,419,000 and $17,991,000 for the nine month periods ended September 30, 2000 and 1999, respectively. The decreases in revenues and operating expenses are primarily a result of the impact on revenue of asset sales and mortgage repayments over the last year net of the impact of savings in rental and general and administrative expenses.

Rental property operating expenses principally consist of expenses for the management and operation of medical office buildings and decreased by $5,882,000 from the prior year period primarily as a result of the sale of substantially all of the Companies' medical office buildings in January 2000. General and administrative expenses related to healthcare decreased by $690,000 primarily due to the sale of healthcare assets and tax restructuring.

The Telematrix operation contributed $1,798,000 for the nine months ended September 30, 2000. This additional contribution is comprised of revenues of $12,032,000 and expenses of $10,234,000. Operations of Telematrix are included in lodging revenue and expense categories of the combined and consolidated statements since consummation of the acquisition in October of 1999 and separately disclosed as "Other Contribution" in Note 11 "Segment Reporting" of the combined and consolidated statements.

INTEREST EXPENSE

For the three and nine month periods ended September 30, 2000, the interest expense decreased by $13,415,000 and $31,981,000, respectively, compared to the same period in 1999. The decreases in interest expense were due to reductions in total indebtedness of the Companies as a result of application of substantially all proceeds generated from the various healthcare asset sales and mortgage repayments over the past twelve months and were partially offset by increases in borrowing rates over the same periods.

REAL ESTATE INVESTMENTS, DEPRECIATION, ASSET SALES, AND PROVISION FOR IMPAIRMENT OF REAL ESTATE ASSETS

As of September 30, 2000 and 1999, the Companies had net investments in real estate as summarized in the table below:


                                                                 Three months ended                   Nine months ended
                                                                   September 30,                        September 30,
                                                         -----------------------------------  -----------------------------------
(IN THOUSANDS)
                                                              2000             1999                 2000             1999
                                                         -----------------------------------  -----------------------------------
INVESTMENT IN REAL ESTATE ASSETS, NET
LODGING
Lodging assets held for investment, beginning of period     $  2,474,437       $  2,547,114       $  2,509,039      $  2,539,497
   Additions                                                       9,946              9,454             24,424            60,362
   Depreciation expense and write offs                           (30,418)           (21,672)           (79,498)          (64,963)
                                                         ----------------  -----------------  -----------------  ----------------
Lodging assets held for investment, end of period              2,453,965          2,534,896          2,453,965         2,534,896
                                                         ----------------  -----------------  -----------------  ----------------

Lodging assets held for sale, beginning of period                 12,893             13,674             13,114            16,512
   Miscellaneous                                                    (129)              (641)              (350)           (3,479)
                                                         ----------------  -----------------  -----------------  ----------------
Lodging assets held for sale, end of period                       12,764             13,033             12,764            13,033
                                                         ----------------  -----------------  -----------------  ----------------
TOTAL INVESTMENT IN LODGING ASSETS, NET                     $  2,466,729       $  2,547,929       $  2,466,729      $  2,547,929
                                                         ----------------  -----------------  -----------------  ----------------

HEALTHCARE
Healthcare mortgage assets net book value, beginning of
   period                                                    $   934,857       $  1,156,184       $  1,059,920       $ 1,197,634

   Principal amortization                                         (1,456)            (2,548)            (6,026)           (7,278)
   Additions                                                           -              5,765                161            30,797
   Principal prepayments                                          (1,558)            (1,229)            (1,586)           (1,229)
   Provisions for loss on  mortgages                             (23,559)                 -            (71,432)                -
   Net book value of mortgages repaid                           (684,933)           (28,846)          (757,800)          (90,714)
   Other adjustments                                                  36                 57                150               173
                                                         ----------------  -----------------  -----------------  ----------------
Healthcare mortgage assets net book value, end of period         223,387          1,129,383            223,387         1,129,383
                                                         ----------------  -----------------  -----------------  ----------------

Healthcare assets net book value, beginning of period            828,081          1,250,276          1,090,586         1,333,093
   Additions                                                         926              6,947              4,039            34,977
   Depreciation expense                                           (5,837)            (8,636)           (18,681)          (27,305)
   Provisions for real estate impairments and assets
      held for sale                                              (67,747)                 -            (81,000)                -
   Net book value of assets sold                                 (48,213)           (18,596)          (285,751)         (114,577)
   Other adjustments                                                (996)                 -             (2,979)            3,803
                                                         ----------------  -----------------  -----------------  ----------------

Healthcare assets net book value, end of period                  706,214          1,229,991            706,214         1,229,991
                                                         ----------------  -----------------  -----------------  ----------------
TOTAL INVESTMENT IN HEALTHCARE REAL ESTATE ASSETS, NET           929,601          2,359,374            929,601         2,359,374
                                                         ----------------  -----------------  -----------------  ----------------

TOTAL REAL ESTATE INVESTMENT, NET BOOK VALUE                $  3,396,330       $  4,907,303       $  3,396,330      $  4,907,303
                                                         ================  =================  =================  ================

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the three and nine month periods ending September 30, 2000, was $42,500,000 and $113,329,000, respectively, compared to $33,277,000 and $101,359,000 for the same periods in 1999. The increases from the prior year periods are primarily the result of incremental depreciation on the new lodging property management systems, hotel properties put into service during the nine months ended September 30, 1999 and the write-off of a hotel building. These increases are partially offset by a decrease in depreciation from the sale of healthcare assets.

ASSET SALES

During the three and nine month periods ended September 30, 2000, the Companies have realized losses of $126,362,000 and $130,725,000 related to the sale of healthcare assets and mortgage repayments yielding net proceeds of $637,518,000 and $943,759,000, respectively. The loss for the three months relates primarily to the early repayment of mortgages by one operator who offered in August to prepay substantially all of its mortgages at a discount. In addition, the Companies had previously recorded a loss provision for mortgages of $32,925,000 and $46,149,000 and a loss provision for assets held for sale of $9,381,000 and $63,149,000 related to the assets sales and mortgage repayments which were completed during the three and nine month periods ended September 30, 2000, respectively. During the three and nine month periods ended September 30, 1999, the Companies realized gains on the sale of assets of $179,000 and $12,463,000, respectively.

PROVISION FOR IMPAIRMENT OF REAL ESTATE ASSETS

During the three and nine month periods ending September 30, 2000, the Companies recorded charges of $91,306,000 and $152,432,000, repectively, related to provisions for anticipated losses on properties classified as assets held for sale, provisions on assets held for use and provisions for losses on mortgage loan receivables.

PROVISION FOR LOSS ON EQUITY SECURITIES

The Companies have an investment in Nursing Home Properties Plc ("NHP Plc"), a property investment group which specializes in the financing, through sale leaseback transactions, of nursing homes located in the United Kingdom. The investment includes approximately 26,606,000 shares of NHP Plc, representing an ownership interest in NHP Plc of 19.99% of which Realty has voting rights with respect to 9.99%.

During the nine months ended September 30, 2000, the market value of this investment significantly decreased below the Companies' initial cost. In accordance with Financial Accounting Standard Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the Companies are required to determine whether a decline in fair value of an investment accounted for as "an available for sale security" is other-than-temporary. Further guidance in Staff Accounting Bulletin Topic 5M ("SAB 5M") suggests that the decline is other-than-temporary if, among other factors, the decline in market value persists for a period over six months and the decline is in excess of 20% of cost. As a result, the Companies determined the decline was other-than-temporary at June 30, 2000, adjusted the cost basis of its investment in NHP Plc to fair value and recorded a charge to earnings for the impairment of the investment in NHP Plc of $39,076,000 based on the difference between the Companies' cost of $57,204,000 and the market value as of June 30, 2000 of $18,128,000. The market value of NHP Plc as of September 30, 2000, was $12,561,000. The decrease of $5,567,000 from the market value as of June 30, 2000 is reflected as a reduction of shareholders' equity.

As of September 30, 2000, Realty owns 1,081,000 shares of stock and warrants to purchase 5,000 shares of stock in Balanced Care Corporation ("BCC"), a healthcare operator. The stock and warrants have a current market value of $1,154,000. The difference between current market value and the cost of the BCC investment, recorded as an unrealized gain of $49,000 in shareholders' equity in the accompanying balance sheet.

OTHER EXPENSE

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

During the three months ended September 30, 2000, the Companies recorded approximately $9,825,000 in other expenses as described below.

In January 2000, the Companies announced that the corporate headquarters would be moved to Dallas, Texas and that changes would be made to the management team. As a result in June 2000, the Boards of Directors approved a plan to reduce by 14 the number of employees, including four officers, as of December 31, 2000. The reduction is primarily in the financial and legal groups of the Companies' Needham, Massachusetts offices. Accordingly, during the three months ended September 30, 2000, the Companies recorded $4,890,000 for severance related expenses expected to be incurred to terminate those employees. The Companies plan to further reduce staff over the next two years with the intention of consolidating the remaining healthcare operations in Dallas, Texas by

December 31, 2002. As part of the plan to close the Needham office, additional severance and other payments are expected in the future. In addition, the Companies recorded a charge of $3,142,000 related to accelerated amortization of debt issuance costs and certain other expenses associated with the early repayment of debt and the reduction of the Companies' revolving credit facility.

During the three months ended September 30, 2000, the Companies recorded provisions and other expense of approximately $1,843,000 on receivables related to real estate assets and other receivables management considers uncollectible. The Companies also recorded approximately $50,000 of bad debt recoveries during the three months ended September 30, 2000 related to receivables written-off in prior years.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

During the nine months ended September 30, 2000, the Companies recorded approximately $30,945,000 in other expenses related to the items described below.

In January 2000, the Companies executed a separation and consulting agreement with the Chief Executive Officer, President and Treasurer of Realty pursuant to which Realty made a cash payment of approximately $9,500,000 (including consulting fees), converted 155,000 restricted paired common shares into unrestricted paired common shares (which resulted in approximately $2,500,000 of accelerated amortization of unearned compensation) and continued certain medical, dental and other benefits.

Also in January 2000, the Companies announced that the Meditrust corporate headquarters would be moved to Dallas, Texas and that changes would be made to the management team. As a result, in June 2000, the Boards of Directors approved a plan to reduce the number of employees by 14 as of December 31, 2000, including four officers. The reduction is primarily in the financial and legal groups of the Companies' Needham, Massachusetts offices. Accordingly, during the nine months ended September 30, 2000, the Companies recorded $12,202,000 for severance related expenses expected to be incurred to terminate those employees. The Companies plan to further reduce staff over the next two years with the intention of consolidating the remaining healthcare operations in Dallas, Texas by December 31, 2002. As part of the plan to close the Needham office, additional severance and other payments are expected in the future. In addition, the Companies recorded a charge of $3,142,000 related to accelerated amortization of debt issuance costs and certain other expenses associated with the early repayment of debt and the reduction of the Companies' revolving credit facility.

During the nine months ended September 30, 2000, the Companies recorded provisions and other expenses of approximately $4,645,000 on receivables related to real estate assets and other receivables management considers uncollectible. The Companies also recorded approximately $1,245,000 of bad debt recoveries during the nine months ended September 30, 2000 related to receivables written-off in prior years.

The Companies also incurred approximately $279,000 of professional fees during the nine month period ended September 30, 2000 related to implementation of the Five Point Plan.

During the nine months ending September 30, 1999, the Companies recorded other expense of approximately $40,228,000 related to a separation agreement with the former Director and Chairman of the Companies and Chief Executive Officer and Treasurer of Meditrust Operating Company, certain non-recurring costs associated with development and implementation of the 1998 Plan (including costs related to the early repayment and modification of certain debt and other advisory fees) and a charge related to the abandonment of an information system under development within the Companies' lodging division.

DISCONTINUED OPERATIONS

For the nine months ended September 30, 1999, and as part of the 1998 Plan, the Companies sold the Santa Anita Racetrack during the fourth quarter of 1998 and sold the Cobblestone Golf Group during the first quarter of 1999. The Companies reflected the financial results for 1999 and 1998 of the Santa Anita Racetrack and Cobblestone Golf Group as discontinued operations. During the nine months ended September 30, 1999, the Companies adjusted the provision for loss on disposal of the Cobblestone Golf Group by recording a gain of approximately $18,552,000 which included an estimate of a working capital adjustment to the final selling price. In addition, during the nine months ended September 30, 1999, the Companies recorded $2,961,000 as an adjustment to the estimated selling price of the Santa Anita Racetrack.

EXTRAORDINARY ITEM

During the nine months ended September 30, 2000, the Companies retired $58,496,000 of debt prior to its maturity, (excluding bank related debt) and as part of certain asset sale transactions repaid secured debt totaling $14,936,000. As a result of these early repayments of debt, a net gain of $1,403,000 was realized and is reflected as an extraordinary item.

REALTY--RESULTS OF OPERATIONS

Realty reported a net loss available to common paired shareholders of $202,252,000 or $1.41 per diluted common share for the quarter ended September 30, 2000, compared to net income of $59,282,000 or $.42 per diluted common share for the same quarter in 1999. For the nine months ended September 30, 2000, Realty reported a net loss of $262,667,000 or $1.84 per diluted share compared to net income of $156,461,000 or $1.08 per diluted share for the same period in 1999.

REVENUE AND EXPENSES

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenue for the three months ended September 30, 2000, was $132,982,000 compared to $155,676,000 for three months ended September 30, 1999, a decrease of $22,694,000. The revenue decrease was primarily attributed to a decrease in rental revenue of $12,899,000 and interest revenue of $11,517,000. This decrease primarily resulted from asset sales and mortgage repayments over the last year net of the effect of additions to real estate investments made during the same period. The revenue decrease was partially offset by the addition of revenues from Telematrix, acquired in October 1999. Revenues related to Telematrix for the three months ended September 30, 2000 consisted of licensing fees of $1,750,000.

For the three months ended September 30, 2000, total recurring expenses were $103,234,000 compared to $108,910,000 for the three months ended September 30, 1999, a decrease of $5,676,000. This decrease was primarily attributable to a decrease in interest expense of $13,561,000 due to reductions in total indebtedness as a result application of substantially all proceeds generated from various healthcare asset sales and mortgage repayments over the past twelve months. These decreases were partially offset by increases in borrowing rates over the same periods. Other increases in expenses of $7,695,000 consisted of an increase in depreciation and amortization expense of $6,103,000 (due to certain lodging asset writeoffs) as well as an increase in general and administrative expense of $3,218,000 (due to an increase in legal fees and certain other expenses) offset by a decrease in rental property operations of $1,626,000 (due to the sale of healthcare assets).

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenue for the nine months ended September 30, 2000, was $415,948,000 compared to $471,341,000 for nine months ended September 30, 1999, a decrease of $55,393,000. The revenue decrease was primarily attributed to a decrease in rental revenue of $38,022,000 and interest revenue of $20,360,000. This decrease primarily resulted from asset sales and mortgage repayments over the last year net of the effect of additions to real estate investments made during the same period. The revenue decrease was partially offset by the addition of revenues from the acquisition of Telematrix in October 1999. Revenues related to Telematrix for the nine months ended September 30, 2000 consisted primarily of licensing fees of $4,460,000.

For the nine months ended September 30, 2000, total recurring expenses were $312,430,000 compared to $339,193,000 for the nine months ended September 30, 1999, a decrease of $26,763,000. This decrease was primarily attributable to a decrease in interest expense of $32,203,000 due to reductions in debt from amounts paid as a result of various asset sales and mortgage repayments over the past twelve months. This decrease was partially offset by increases in borrowing rates over the same periods and an increase of $6,217,000 in depreciation and amortization.

ASSET SALES

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

During the three months ended September 30, 2000, Realty realized losses on the sale of healthcare assets and the repayment of mortgage loans of $126,369,000. This loss relates primarily to the early repayment of mortgages by one operator who offered in August to prepay substantially all of its mortgages at a discount. Provisions of $42,306,000 had previously been taken related to these transactions. Sales of healthcare properties were completed pursuant to the Five Point Plan.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

During the nine months ended September 30, 2000, Realty realized losses on the sale of healthcare assets and the repayment of mortgage loans of $131,702,000 compared to gains of $12,463,000 during the comparable nine months ended September 30, 1999.

Provisions of $109,298,000 had previously been taken related to the asset sales completed during the nine months ended September 30, 2000.

PROVISION FOR IMPAIRMENT OF REAL ESTATE ASSETS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

During the three months ended September 30, 2000, the Companies classified certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. Based on estimated net sale proceeds, the Companies recorded a provision for loss on assets held for sale of $11,600,000. The provision reduces the carrying value of these assets to the estimated net sales proceeds less costs to sell. During the three months ended September 30, 2000, the Companies recorded a provision for the mortgage portfolio of $23,559,000. In addition, during the quarter ended September 30, 2000, the Companies recorded an impairment provision of $56,147,000 on real estate assets held for use where current facts, circumstances and analysis indicate that the assets might be impaired.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

During the nine months ended September 30, 2000, Realty classified certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. Based on estimated net sale proceeds, Realty recorded a provision for loss on assets held for sale of $24,853,000. During the nine months ended September 30, 2000, Realty recorded a provision for the mortgage portfolio of $71,432,000. In addition, during the quarter ended September 30, 2000, the Companies recorded an impairment provision of $56,147,000 on real estate assets held for use where current facts, circumstances and analysis indicate that the assets might be impaired.


PROVISION FOR LOSS ON EQUITY SECURITIES

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000

During the nine months ended September 30, 2000, the Companies adjusted the cost basis of an investment in Nursing Home Properties Plc ("NHP Plc") to fair value by recording a charge to earnings of $39,076,000 based on the difference between the investment's cost of $57,204,000 and its market value as of June 30, 2000 of $18,128,000. NHP Plc is a property investment group that specializes in the financing, through sale leaseback transactions, of nursing homes in the United Kingdom. The Companies applied accounting guidance provided by the Financial Accounting Standard Board in Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and Staff Accounting Bulletin Topic 5M ("SAB 5M") in arriving at this impairment charge. These pronouncements require recognition of decline in fair value of an investment if the decline is determined to be other than temporary. The market value of NHP Plc as of September 30, 2000 was $12,561,000. The decrease of $5,567,000 from the market value as of June 30, 2000 is reflected as a reduction of shareholders' equity.

OTHER EXPENSES

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

During the three months ended September 30, 2000, Realty recorded approximately $9,825,000 in other expenses as described below.

In January 2000, the Companies announced that the corporate headquarters would be moved to Dallas, Texas and that changes would be made to the management team. As a result in June 2000, the Boards of Directors approved a plan to reduce by 14 the number of employees, including four officers, as of December 31, 2000. The reduction is primarily in the financial and legal groups of the Companies' Needham, Massachusetts offices. Accordingly, during the three months ended September 30, 2000, Realty recorded $4,890,000 for severance related expenses expected to be incurred to terminate those employees. The Companies plan to further reduce staff over the next two years with the intention of consolidating the remaining healthcare operations in Dallas, Texas by December 31, 2002. As part of the plan to close the Needham office, additional severance and other payments are expected in the future. In addition, the Companies recorded a charge of $3,142,000 related to accelerated amortization of debt issuance costs and certain other expenses associated with the early repayment of debt and the reduction of the Companies' revolving credit facility.

During the three months ended September 30, 2000, Realty recorded provisions and other expense of approximately $1,843,000 on receivables related to real estate assets and other receivables management considers uncollectible. Realty also recorded approximately $50,000 of bad debt recoveries during the three months ended September 30, 2000 related to receivables written-off in prior years.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

During the nine months ended September 30, 2000, Realty recorded approximately $30,945,000 in other expenses related to the items described below.

In January 2000, the Companies executed a separation and consulting agreement with the Chief Executive Officer, President and Treasurer of Realty pursuant to which Realty made a cash payment of approximately $9,500,000 (including consulting fees), converted 155,000 restricted paired common shares into unrestricted paired common shares (which resulted in approximately $2,500,000 of accelerated amortization of unearned compensation) and continued certain medical, dental and other benefits.

Also in January 2000, the Companies announced that the Meditrust corporate headquarters would be moved to Dallas, Texas and that changes would be made to the management team. As a result, in June 2000, the Boards of Directors approved a plan to reduce the number of employees by 14 as of December 31, 2000, including four officers. The reduction is primarily in the financial and legal groups of the Companies' Needham, Massachusetts offices. Accordingly, during the nine months ended September 30, 2000, Realty recorded $12,202,000 for severance related expenses expected to be incurred to terminate those employees. The Companies plan to further reduce staff over the next two years with the intention of consolidating the remaining healthcare operations in Dallas, Texas by December 31, 2002. As part of the plan to close the Needham office, additional severance and other payments are expected in the future. In addition, the Companies recorded a charge of $3,142,000 related to accelerated amortization of debt issuance costs and certain other expenses associated with the early repayment of debt and the reduction of the Companies' revolving credit facility.

During the nine months ended September 30, 2000, Realty recorded provisions and other expenses of approximately $4,645,000 on receivables related to real estate assets and other receivables management considers uncollectible. Realty also recorded approximately $1,245,000 of bad debt recoveries during the nine months ended September 30, 2000 related to receivables written-off in prior years.

Realty also incurred approximately $279,000 of professional fees during the nine month period ended September 30, 2000 related to implementation of the Five Point Plan.

During the nine months ended September 30, 1999 Realty incurred other expenses of approximately $8,712,000 related to the 1998 Comprehensive Restructuring Plan. These expenses consisted of approximately $4,907,000 in write off of debt costs, 1,119,000 of breakage fees associated with swap contracts related to debt that was repaid and approximately $2,686,000 in professional and advisory fees.

EXTRAORDINARY ITEM

During the nine months ended September 30, 2000, the Companies retired $58,496,000 of debt prior to its maturity (excluding bank relate debt), and as part of certain asset sale transactions repaid secured debt totaling $14,936,000. As a result of these early repayments of debt, a net gain of $1,403,000 was realized and is reflected as an extraordinary item.

DISCONTINUED OPERATIONS

Pursuant to the 1998 Plan, Realty classified golf and horseracing activities as discontinued operations for financial reporting purposes. Accordingly, Realty presented as discontinued operations approximately $32,376,000 of gains on disposal of the golf and horseracing segments during the nine months ended September 30, 1999.

OPERATING--RESULTS OF OPERATIONS

Operating incurred a net loss available to common shareholders for the three months ended September 30, 2000, of $20,052,000 compared to net income of $83,000 for the three months ended September 30, 1999. The net loss per common share for the three months ended September 30, 2000 was $0.14 compared to net income per common share of $0.00 for the three months ended September 30, 1999. The per common share amount decreased primarily as a result of the decline in the operating performance of the lodging segment and increased operating and general administrative expenses incurred during the three months ended September 30, 2000.

For the nine months ended September 30, 2000, Operating incurred a net loss available to common shareholders of $40,430,000 compared to $37,585,000 for the nine months ended September 30, 1999. The net loss per common share for the nine months ended September 30, 2000 was $0.29 compared to $0.26 for the nine months ended September 30, 1999. The per common share loss increased primarily as a result of increasing operating expenses, partially offset by other expenses and losses on discontinued operations incurred during the nine months ended September 30, 1999, which did not recur in the nine month period ended September 30, 2000.

REVENUES AND EXPENSES

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Hotel revenues for the three months ended September 30, 2000 were $157,590,000, compared to $157,219,000 for the three months ended September 30, 1999, an increase of $371,000. Approximately $147,287,000 or 98% of hotel revenues were derived from room rentals. Hotel operating revenues generally are measured as a function of the ADR and occupancy. The ADR increased to $62.37 during the three months ended September 30, 2000 from $61.34 during the three months ended September 30, 1999, an increase of $1.03 or 1.7%. Occupancy percentage decreased
2.9 percentage points to 66.5% in 2000 from 69.4% in 1999. RevPar decreased 2.6% below RevPar for 1999. The decrease in RevPar is partially due to an increase in the supply of available rooms in the region and segment of the lodging industry in which La Quinta competes. Certain decisions made by La Quinta in 1999 related to pricing, centralization of senior field operations personnel and the relocation of its headquarters from San Antonio, Texas to Dallas, Texas coupled with the continuing disruptive impact of the new property management system have also contributed to the decrease in RevPar. The hotel revenue decrease was offset by the addition of revenues from the acquisition of Telematrix in October 1999. Revenues related to Telematrix for the three months ended September 30, 2000 were $4,715,000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Hotel revenues for the nine months ended September 30, 2000 were $464,710,000 compared to $461,670,000 for the nine months ended September 30, 1999, an increase of $3,040,000. Approximately $435,510,000 or 94% of hotel revenues were derived from room rentals. Hotel operating revenues generally are measured as a function of the ADR and occupancy. The ADR increased to $63.26 during the nine months ended September 30, 2000 from $61.15 during the nine months ended September 30, 1999, an increase of $2.11 or 3.5%. Occupancy percentage decreased
4.9 percentage points to 65.0% in 2000 from 69.9% in 1999. RevPar decreased 3.7% below RevPar for 1999. The decrease in RevPar is partially due to an increase in the supply of available rooms in the region and segment of the lodging industry in which La Quinta competes. Certain decisions made by La Quinta in 1999 related to pricing, centralization of senior field operations personnel and the relocation of its headquarters from San Antonio, Texas to Dallas, Texas coupled with the continuing disruptive impact of the new property management system have contributed to the decrease in RevPar. The hotel revenue decrease was offset by the addition of revenues from the acquisition of Telematrix in October 1999. Revenues related to Telematrix for the nine months ended September 30, 2000 were $12,032,000.

OPERATING EXPENSES

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Total operating expenses for the three months ended September 30, 2000 were $177,656,000 compared to $157,880,000 for the same period in 1999, an increase of $19,776,000. This increase was primarily attributable to an increase in lodging operating expenses of $12,269,000, and an increase to lodging general and administrative expenses of $2,353,000. The increase in hotel operating expenses and general and administrative expense is primarily attributable to increases in salary and wage rates, expenses associated with implementation of the new property management system, increased sales expenses, expenses associated with the realignment of field operations personnel, an increase in bad debt expense and certain other incremental expense. The increase to hotel operating expenses also includes $3,015,000 of operating costs incurred related to the operations of Telematrix. Hotel operating and general and administrative expenses include costs associated with the operation such as salaries, wages, utilities, repair and maintenance, credit card discounts and room supplies as well as corporate expenses, such as the costs of general management, office rent, training and field supervision of hotel managers and other sales, marketing and administrative expenses. Depreciation and amortization for the three months ended September 30, 2000, was $5,166,000 compared to $1,962,000 for the same period in 1999, an increase of $3,204,000. The increase in depreciation and amortization expense is due to incremental depreciation associated with the new property management system, the write off of the costs of certain internally developed software, and depreciation associated with Telematrix operations.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Total operating expenses for the nine months ended September 30, 2000 were $505,216,000 compared to $490,798,000 for the same period in 1999, an increase of $14,418,000. The increase in hotel operating expenses is primarily attributable to increases in salary and wage rates, increased sales and marketing expenses, expenses associated with implementation of the new property management system increased expenses associated with the realignment of field operations personnel, an increase in bad debt expense and incremental expenses related to certain other expenses. The increase in hotel operating expenses also includes $6,355,000 of operating costs incurred related to the operations of Telematrix. General and administrative expenses increased primarily as a result of executive severance and other employment related expenses. Hotel operating and general and administrative expenses include costs associated with the operation such as salaries, wages, utilities, repair and maintenance, credit card discounts and room supplies as well as corporate expenses, such as the costs of general management, office rent, training and field supervision of hotel managers and other sales, marketing and administrative expenses. Depreciation and amortization for the nine months ended September 30, 2000, was $11,419,000 compared to $5,666,000 for the same period in 1999, or an increase of $5,753,000. The increase in depreciation and amortization expense is due to incremental depreciation associated with the new property management system, the write off of the costs of certain internally developed software, and depreciation associated with Telematrix operations.

OTHER EXPENSES

During the nine months ended September 30, 1999, Operating recorded other expense of approximately $31,516,000 related to a separation agreement with the former Director and Chairman of the Companies and Chief Executive Officer and Treasurer of Operating, certain advisory fees related to this separation agreement, and a charge related to the abandonment of an information system under development within the Companies' lodging division.

DISCONTINUED OPERATIONS

Pursuant to the 1998 Plan, Operating classified golf and horseracing activities as discontinued operations for financial reporting purposes. Accordingly, Operating presented as discontinued operations approximately $10,863,000 of losses on disposal from the golf and horseracing segments during the nine months ended September 30, 1999. Operating recorded a loss of $6,445,000 related to the sale of the Cobblestone Golf Group on March 31, 1999. The loss includes an estimate of working capital balances at the sale date. The horseracing segment was sold on December 10, 1998. During the nine months ended September 30, 1999, a loss of $6,655,000 related to an adjustment of the selling price between Realty and Operating was recorded. This loss was partially offset by an estimated gain of $1,875,000 arising from an adjustment relating to working capital balances at the sale date.

THE MEDITRUST COMPANIES, REALTY, AND OPERATING - COMBINED LIQUIDITY AND CAPITAL RESOURCES

The Companies earn revenue by (i) owning and operating 230 La Quinta Inns and 70 La Quinta Inns and Suites; (ii) leasing 163 healthcare assets under long-term triple net leases in which the rental rate is generally fixed with annual escalators and (iii) providing mortgage financing for 37 healthcare facilities in which the interest is generally fixed with annual escalators subject to certain conditions. Approximately $450,000,000 of the Companies' debt obligations are floating rate obligations in which interest rate and related cash flows vary with the movements in the London Interbank Offered Rate ("LIBOR"). The general fixed nature of the Companies' assets and the variable nature of a portion of the Companies' debt obligations creates interest rate risk. If interest rates were to rise significantly, the Companies' interest payments may increase resulting in decreases in net income and funds from operations. To mitigate this risk, the Companies have entered into interest rate swaps to convert some of its floating rate debt obligations to fixed rate debt obligations. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. At September 30, 2000, the Companies had $450,000,000 of interest rate swaps outstanding in which the Companies pay a fixed rate of 5.7% to the counterparty and receive LIBOR from the counterparty. Accordingly, at September 30, 2000, the Companies have no variable debt outstanding with interest rates that fluctuate with changes in LIBOR.

Operating is dependent upon Realty for its financing and is a guarantor on Realty's debt. As a result, the liquidity and capital resources discussion related to Realty is equally relevant to Operating.

CASH FLOWS FROM OPERATING ACTIVITIES

The principal source of cash to be used to fund the Companies', Realty's and Operating's future operating expenses and recurring capital expenditures will be cash flow provided by operating activities and in the case of Operating, by borrowings from Realty. The Companies, Realty and Operating anticipate that cash flow provided by operating activities (and in the case of Operating, borrowing from Realty) will provide the necessary funds on a short and long-term basis to meet operating cash requirements, including distributions to shareholders. Future interest expense and distribution payments, if any, for the Companies and Realty will also be funded with cash flow provided by operating activities.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

The Companies, Realty and Operating provide funding for new investments and costs associated with restructuring through a combination of long-term and short-term financing including both debt and equity. The Companies and Realty also provide funding for new investments and costs associated with restructuring through the previously announced sale of healthcare related assets. As part of the Five Point Plan, the Companies and Realty have decided to sell additional healthcare related assets to meet their commitments and to provide them with additional liquidity. The Companies and Realty obtain long-term financing through the issuance of shares, long-term secured or unsecured notes, convertible debentures and the assumption of mortgage notes. Operating obtains long-term financing through the issuance of shares and unsecured notes. The Companies and Realty obtain short-term financing through the use of bank lines of credit, which are replaced with long-term financing as appropriate, while Operating obtains short-term financing through borrowings from Realty. From time to time, the Companies and Realty utilize interest rate caps or swaps to attempt to hedge interest rate volatility. It is the Companies' and Realty's objective to match mortgage and lease terms with the terms of their borrowings. The Companies and Realty attempt to maintain an appropriate spread between their borrowing costs and the rate of return on their investments. When development loans convert to sale-leaseback transactions or permanent mortgage loans, the base rent or interest rate, as appropriate, is fixed at the time of such conversion.

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

On November 23, 1998, Realty amended its Credit Agreement to provide for, among other things, the amendment of certain financial covenants to accommodate asset sales, to exclude the impact of non-recurring charges in certain covenant calculations, and to provide for future operating flexibility. The amendment also provided for an increase to the LIBOR pricing of the credit facility by approximately 125 basis points, and the pledge of stock of the Companies' subsidiaries. This pledge of subsidiary stock also extended on a pro rata basis to entitled bondholders. Realty also agreed to a 25 basis point increase to the LIBOR pricing in the event that an equity offering of at least $100,000,000 had not been completed by February 1, 1999. On February 1, 1999 this increase went into effect.

On January 8, 1999, Realty repaid $250,000,000 of its Tranche B term loan that was scheduled to mature on April 17, 1999.

On March 10, 1999, Realty reached a second agreement with its bank group to further amend the Credit Agreement. The second amendment provided for, among other things, a lowering of the commitment on the revolving tranche to $850,000,000.

On April 8, 1999, Realty repaid $250,000,000 of its Tranche B term loan scheduled to mature on July 17, 1999.

On December 24, 1999, Realty repaid $250,000,000 of its Tranche C term loan that was scheduled to mature on January 17, 2000.

On January 28, 2000, the Companies announced that the Boards of Directors had approved the Five Point Plan. The Companies also announced that consistent with the adoption of the Five Point Plan to reduce its emphasis on the healthcare division, David F. Benson would be leaving as Chief Executive Officer, President, and Treasurer of Realty.

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

Effective September 5, 2000, the Companies reached a fourth agreement with its bank group to further amend the Credit Agreement. The fourth amendment provided for, among other things: changes to the definition of the minimum tangible net worth covenant; limitation on cash and cash equivalents held, and limitations on capital expenditures; reduced the Tranche A revolving loan commitment from $850,000,000 to $400,000,000; and allowed an optional prepayment of $50,000,000 on the Tranche D term loan. In addition, the agreement specifies when and how the proceeds of future asset sales are required to be applied against any outstanding balances on Tranches A and D.

Effective September 7, 2000, the Companies cancelled $50,000,000 of its interest rate swap agreement. At September 30, 2000, the Companies were fixed rate payors of 5.7% under an interest rate swap agreement with an underlying notional amount of $450,000,000 and received a variable rate of 6.6%. Differentials in the swapped amounts are recorded as adjustments to interest expense of the Companies.

During the nine months ended September 30, 2000, the Companies and Realty received net cash proceeds of approximately $890,000,000 from the sale of healthcare assets and the repayment of healthcare mortgage loans. These cash proceeds were primarily used to repay the Companies' outstanding debt.

At September 30, 2000, the Companies and Realty had approximately $362,000,000 (net of outstanding letters of credit) in available borrowings under its revolving tranche commitment. During the period from October 1 to December 31, 2000, the Companies and Realty have approximately $1,000,000 of debt maturing.

In addition, Realty also has approximately $90,000,000 of debt maturing in the first quarter of 2001 and an additional $75,000,000 of debt maturing in July 2001, at approximately the same time as the $450,000,000 Tranche D term loan and the revolving credit commitment, with a maximum capacity of $400,000,000, mature. Realty intends to continue to use available borrowings under its revolving credit facility, together with cash flow from operations and proceeds from asset sales, to fund the repayment of debt obligations other than the senior credit facility as they come due. The Companies further intend to use cash flow from operations and the proceeds from sales of healthcare assets under the Five Point Plan to repay amounts due under the senior credit facility. The Companies also intend to pursue the refinancing of amounts due under Realty's senior credit facility, which the Companies believe may be facilitated by the continued sale of healthcare assets.

The following is a summary of the Companies' future debt maturities:


(IN MILLIONS)
                                             Notes           Convertible           Bank           Bonds and
                Year                        Payable          Debentures           Notes           Mortgages           Total
-------------------------------------    --------------     --------------    ---------------    -------------    ---------------

                2000                             $   -              $   -              $   -              $ 1              $   1
                2001                               123                 83                450               22                678
                2002                                36                 54                  -                2                 92
                2003                               205  (1)             -                  -                2                207
                2004                               250                  -                  -                2                252
                2005                               116                  -                  -                -                116
                2006 and thereafter                287                  -                  -               19                306
                                         --------------     --------------    ---------------    -------------    ---------------
Total                                            1,017                137                450               48              1,652
Unamortized debt issuance costs                     (4)                 -                 (4)               -                 (8)
                                         --------------     --------------    ---------------    -------------    ---------------
Debt, net of unamortized debt
     issuance costs                             $1,013              $ 137              $ 446             $ 48             $1,644
                                         ==============     ==============    ===============    =============    ===============

     (1)      Assumes that $175 of notes due in 2026 are put to the Companies

As of September 30, 2000, the Companies' and Realty's gross real estate investments totaled approximately $3,899,946,000 consisting of 300 hotel facilities in service, 94 long-term care facilities, 94 retirement and assisted living facilities, five medical office buildings, one acute care hospital campus and six other healthcare facilities. At September 30, 2000, Realty was committed to provide additional financing of approximately $834,000 for additions to existing facilities in the portfolio.

The Companies had shareholders' equity of $2,365,152,000 and debt constituted 41% of the Companies' total capitalization as of September 30, 2000. Realty had shareholders' equity of $2,369,931,000 and debt constituted 41% of the Companies' total capitalization as of September 30, 2000. The Operating Company had a shareholders' deficit of $4,969,000.

The Companies and Realty have an effective shelf registration statement on file with the SEC under which the Companies may issue $1,825,000,000 of securities including common stock, preferred stock, debt, series common stock, convertible debt and warrants to purchase shares, preferred shares, debt, series common stock and convertible debt.

The Companies believe that their various sources of capital, including availability under Realty's credit facility, operating cash flow for both Realty and Operating, proceeds from the sale of certain healthcare assets as contemplated under the Five Point Plan and Operating's borrowings from Realty are adequate to finance their operations as well as their existing commitments, including financial commitments related to certain healthcare facilities and repayment of debt, through the second quarter of 2001. However, the Companies have significant debt maturing during the third quarter of 2001.

Although the Companies intend to continue to sell healthcare assets and to pursue the refinancing of the senior credit facility, the Companies efforts, and the success of these efforts, will be impacted by many factors, some of which are outside of the Companies' control. The factors impacting the sale of the healthcare assets include the nature of the assets being sold (including the condition, financial or otherwise, of the operators of such assets), the overall condition of the healthcare real estate market at the time of any such sale, the nature of the consideration delivered by any purchaser of such assets and the presence of other similar healthcare properties for sale on the market at the time of any such sale (including the effect that the presence of such other properties could have on the prices that can be obtained in such sales and the availability of financing for prospective purchasers of such assets). The section entitled "Certain Factors You Should Consider" commencing on page 67 of the Companies' Joint Annual Report on Form 10-K for the year-ending December 31, 1999 contains additional factors that could impact the Companies efforts, and the success of those efforts, in selling healthcare assets and refinancing the senior credit facility.

The above-described factors (including those set forth in the Companies' Joint Annual Report on Form 10-K) specifically will impact the amount of the consideration to be received in connection with the sale of any such assets, which will impact the amount of debt obligations that may be repaid in connection with such sales, as well as the gain or loss that will be recognized by Realty in connection with such sale. Further, to the extent Realty enters into agreements to sell assets at sales prices less than the carrying value of such assets on Realty's balance sheet (after giving effect to prior adjustments to such carrying value), Realty will recognize losses related to such sales, some of which may be substantial as a result of the above-described transactions, at the time that such agreements are entered into, rather than at the time such sales are actually consummated. Accordingly, the Companies cannot guarantee that their efforts to sell healthcare assets, or to pursue the refinancing of the senior credit facility, will be successful.

INFORMATION REGARDING OPERATORS OF HEALTHCARE ASSETS

As of September 30, 2000, the healthcare portfolio comprised approximately 31.8% of the Companies' total real estate investments. Sun and Alterra currently operate approximately 14.5% of the total real estate investments, or 45.85% of the healthcare portfolio. A schedule of significant healthcare operators follows:


Portfolio by Operator


(IN THOUSANDS, EXCEPT NUMBER OF    Gross          Net Book        # of        % of                    # of                   # of
PROPERTIES AND PERCENTAGES)      Investment         Value      Properties  Portfolio   Mortgages   Properties     Leases  Properties
                               ---------------- -------------- ----------- ----------- ----------- ------------  -------  ----------

Sun Healthcare Group, Inc.         $   407,079     $  325,118      41        29.8%       $ 30,430       4         $294,688       37
Alterra                                161,592        150,115      57        13.8%              -       -          150,115       57
Other Non-Public Operators             118,998        111,798      13        10.2%         85,566      10           26,232        3
Harborside                             103,360         92,940      18         8.5%         15,975       4           76,965       14
Balanced Care Corporation               93,502         91,858      19         8.4%         36,754       7           55,104       12
Tenet Healthcare/Iasis                  65,650         56,589       1         5.2%              -       -           56,589        1
CareMatrix Corporation                  50,658         49,498       4         4.5%         35,658       3           13,840        1
Integrated Health Services, Inc.        50,973         37,365      10         3.4%              -       -           37,365       10
Genesis Health Ventures, Inc.           35,639         33,668       8         3.1%         18,439       4           15,229        4
Assisted Living Concepts                31,487         28,587      16         2.6%              -       -           28,587       16
Other Public Operators                  29,725         27,288       4         2.5%          7,050       1           20,238        3
ARV Assisted Living, Inc.               28,982         26,459       4         2.4%              -       -           26,459        4
Life Care Centers of America, Inc.      26,212         26,212       2         2.4%         26,212       2                -        -
HealthSouth                             25,001         25,001       2         2.3%         25,001       2                -        -
Paramount Real Estate Services           9,756          9,085       1         0.9%              -       -            9,085        1
                               ---------------- -------------- ----------- ----------- ----------- ------------  ----------  -------
                                     1,238,614      1,091,581     200         100%        281,085      37          810,496      163
Valuation Allowance                          -       (161,980)      -                     (57,698)      -         (104,282)       -
                               ---------------- -------------- -----------             ----------- ------------  ----------  -------
                                     1,238,614        929,601     200                  $  223,387      37       $  706,214      163
                                                                                       =========== ============  ==========  =======
Lodging:
La Quinta Companies                  2,661,332      2,466,729     300
                               ---------------- -------------- -----------
                                   $ 3,899,946    $ 3,396,330     500
                               ================ ============== ===========

Companies in the assisted living sector of the healthcare industry operate approximately 9.1% of the net book value of Realty's total real estate investments (and approximately 28.4% of the healthcare portfolio), while companies in the long term sector approximate 18.8% of the net book value of Realty's total real estate investments (and approximately 58.5% of the healthcare portfolio).

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

OPERATORS IN BANKRUPTCY

As of September 30, 2000, the Companies have exposure to four operators who have filed for protection under Chapter 11: Sun Healthcare Group, Inc. ("Sun"), Mariner Health Group ("Mariner"), Integrated Health Services, Inc. ("Integrated"), and Genesis Health Ventures, Inc. ("Genesis"). The following table describes the number of facilities, net assets by lease/mortgage and the lease/mortgage income by each of the four operators that have filed for Chapter 11:


               Summary of Investments with Operators in Chapter 11


(IN THOUSANDS, EXCEPT FOR                                                                                   Nine Months Ended
NUMBER OF FACILITIES)                              Leases                       Mortgages                  September 30, 2000
                                         ---------------------------- ------------------------------  -----------------------------
                               Total                                                                      Rental       Interest
   Operator      Date filed  Facilities   Facilities   Net Assets       Facilities    Net Assets          Income        Income
   --------      ----------  ----------   ----------   ----------       ----------    ----------          ------        ------

Sun(4)            10/14/99       41           37       $299,077             4          $30,430           $35,881       $ - (1)
Mariner           1/18/00         2            1          6,918             1            7,050               733         - (2)
Integrated         2/2/00        10           10         37,365            N/A            N/A              4,716         N/A
Genesis           6/26/00         8            4         15,229             4           18,439             1,239       978 (3)
                             ----------- ---------------------------- ------------------------------  -----------------------------
                       Totals    61           52       $358,589             9          $55,919           $42,569      $978 (3)
                             =========== ============================ ==============================  =============================

(1) No interest payments related to the Sun mortgages have been received since October 14, 1999 and, accordingly, these mortgages were placed on non-accrual status.

(2) No interest payments related to the Mariner mortgage were received and, accordingly, this mortgage was placed on non-accrual status.

(3) No interest payments related to Genesis have been received since June 1, 2000 and, accordingly, such mortgages have been placed on non-accrual status.

(4)      Net lease assets include straight-line rent receivables of $4,389,000.

The Companies continue to monitor its operators that have filed for Chapter
11. The Companies have not come to any definitive agreement with any of these operators. In the event any of its leases are successfully rejected through the course of the bankruptcy proceedings, the Companies intend to transition the operations of these facilities to other operators.

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

COMBINED FUNDS FROM OPERATIONS

Combined Funds from Operations ("FFO") of the Companies was $131,688,000 and $194,908,000 for the nine months ended September 30, 2000 and 1999, respectively. Effective January 1, 2000 the National Association of Real Estate Investment Trusts (NAREIT) adopted a new definition of FFO. The Companies believe that FFO has been calculated using the new definition for all periods presented in the table below.

Management considers FFO to be a key external measurement of REIT performance. FFO represents net income or loss available to common shareholders (computed in accordance with generally accepted accounting principles), excluding real estate related depreciation, amortization of goodwill, gains and losses from the sale of assets and provisions for impairment on owned properties, mortgages and real estate related equity securities, and extraordinary items.

FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing, or financing activities as a measure of liquidity. FFO do not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

The following reconciliation of net income and loss available to common shareholders to FFO illustrates the difference between the two measures of operating performance for the comparative nine months ended September 30, 2000 and 1999. Certain reconciling items include amounts reclassified from discontinued operations and, accordingly, do not agree to revenue and expense captions in the Companies' financial statements.

Combined funds from operations


                                                                            NINE MONTHS ENDED SEPTEMBER 30,
(IN THOUSANDS)                                                               2000                     1999
                                                                      --------------------     --------------------

Net income (loss) available to common shareholders                       $(303,097)                $118,876
   Depreciation of real estate and intangible amortization                 115,200                  110,008
   Other expenses                                                          190,263                        -
   Other capital gains and losses                                          130,725                  (12,463)
   Gain on disposal of business segments                                        -                  (21,513)
   Extraordinary item: Gain on debt extinguishment                          (1,403)                       -
                                                                      --------------------     --------------------

Funds from operations                                                    $ 131,688                 $194,908
                                                                      ====================     ====================

Weighted average paired common shares outstanding:
   Basic                                                                   141,596                  143,379
   Diluted                                                                 141,596                  143,379

REIT QUALIFICATION ISSUES

The Ticket to Work and Work Incentives Improvement Act of 1999 (the "Ticket to Work Act"), has modified certain provisions of federal income tax law applicable to REITs. All of the changes described below will be effective with respect to the Companies beginning after the year ending December 31, 2000. These changes include new rules permitting a REIT to own up to 100% of the stock of a corporation (a "taxable REIT subsidiary"), taxable as a C corporation, that may provide non-customary services to the REIT's tenants and may engage in certain other business activities. However, the taxable REIT subsidiary cannot directly or indirectly operate or manage a lodging or healthcare facility. Although the taxable REIT subsidiary may lease a lodging facility (i.e., a hotel) from the REIT (provided no gambling revenues were derived from the hotel or on its premises), with the lodging facility operated by an "eligible independent contractor," such eligible independent contractor must be actively engaged in the trade or business of operating lodging facilities for persons or entities unrelated to the REIT. On account of the foregoing restrictions imposed on the use of taxable REIT subsidiaries in the case of lodging and healthcare facilities, the opportunity for the Companies to make use of taxable REIT subsidiaries will be limited.

The Ticket to Work Act also replaces the former rule permitting a REIT to own more than 10% of a corporate subsidiary by value, provided its ownership of the voting power is limited to 10% (a "decontrolled subsidiary"), with a new rule prohibiting a REIT from owning more than 10% of a corporation by vote or value, other than a taxable REIT subsidiary (described above) or a "qualified REIT subsidiary" (a wholly owned corporate subsidiary that is treated as part of the REIT for all federal income tax purposes). Existing decontrolled subsidiaries are grandfathered, but will lose such status if they engage in a substantial new line of business or acquire any substantial new asset after July 12, 1999, other than pursuant to a contract binding on such date and at all times thereafter prior to acquisition. Accordingly, and taking into account the Companies' general inability to utilize taxable REIT subsidiaries, the Ticket to Work Act severely limits the ability of Realty to own substantial ownership interests in taxable corporate subsidiaries. Direct ownership by Realty of assets that otherwise would be held in a decontrolled subsidiary may not be possible without disqualifying Realty as a REIT, and transfer of such assets to Operating similarly may not be possible without causing Realty to recognize substantial taxable income or jeopardizing the Companies' current grandfather status under the 1998 anti-paired share legislation enacted as part of the Internal Revenue Service Restructuring and Reform Act of 1998 (the "Reform Act"). In combination with the restrictions on activities of a grandfathered pair share REIT provided for in the Reform Act, the Ticket to Work Act may limit the ability of Realty to grow through construction or acquisition of new hotels or the acquisition of other lodging brands or companies.

Compliance with the tax rules applicable to REITS generally and to paired share REITS in particular has become increasingly difficult due to additional limitations imposed by the Reform Act and the Ticket to Work Act as well as other developments in the Companies' businesses, including its recent sales of health care assets and consequent loss of related qualifying rental and interest income. Due to recent sales of healthcare assets and the resulting loss of qualifying rental and interest income disqualifying income as a percentage of Realty's gross income has increased. Disqualifying income cannot exceed five percent of Realty's gross income. Although Realty currently satisfies this requirement additional asset sales (which will result in further reductions of qualifying rental and interest income) as well as increases in royalty income (which is considered nonqualifying income) could cause Realty to not meet the requirement, resulting in REIT disqualification a potential taxable event to Realty or its shareholders, and or substantial costs to avoid such disqualification. In light of the Five Point Plan and the Companies' announced intention to increase its focus on its lodging business (including franchising) and sell a significant portion of its healthcare assets, the Companies intend to continue to reevaluate its financial legal and tax structure to determine the best platform for growing La Quinta and enhancing shareholder value going forward.

Other provisions in the Ticket to Work Act include a reduction in the annual minimum distribution requirement for a REIT from 95% to 90% of its taxable income (excluding net capital gain) and a provision which allows a REIT to own and operate a healthcare facility for a least two years (with extensions for up to another four years possible) if the facility is acquired by the termination or expiration of a lease, with net income with respect to such property subject to corporate tax but not counted as disqualifying income for purposes of qualification as REIT.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no changes in the qualitative or quantitative market risk of the Companies since the prior reporting period.

PART II: OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of Meditrust Corporation and Meditrust Operating Company held on July 20, 2000, the recorded vote for each of the following matters submitted to the shareholders of the Companies was as follows:

1. Election of Directors of Meditrust Corporation: William C. Baker and John C. Cushman, III were nominated and duly elected to hold office as Directors of Meditrust Corporation, each to serve a term of three years and until their successors are duly elected and qualified, by the number of votes set forth opposite each person's name as follows:

         William C. Baker                   130,099,963
         John C. Cushman, III               130,281,751


         The following persons continued as Directors of Meditrust Corporation following the meeting:

         William C. Baker
         Clive D. Bode
         William G. Byrnes
         Francis W. Cash
         James P. Conn
         John C. Cushman, III
         Stephen E. Merrill

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

2. Election of Directors of Meditrust Operating Company: William C. Baker and John C. Cushman, III were nominated and duly elected to hold office as Directors of Meditrust Operating Company, each to serve a term of three years and until their successors are duly elected and qualified, by the number of votes set forth opposite each person's name as follows:

         William C. Baker                   129,477,507
         John C. Cushman, III               129,661,491

         The persons listed below continued as Directors of Meditrust Operating Company following the meeting:

         William C. Baker
         Clive D. Bode
         William G. Byrnes
         Francis W. Cash
         James P. Conn
         John C. Cushman, III
         Stephen E. Merrill

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.

                     Title                                             Method of Filing

10.1         Fourth   amendment  to  Credit  Agreement          Incorporated  by  reference to Exhibit 10.1 to the
             dated   August  31,  2000  by  and  among          joint  current  report  on Form  8-K of  Meditrust
             Meditrust  Corporation,  Morgan  Guaranty          Corporation  and Meditrust  Operating  Company for
             Trust Company of New York,  Bankers Trust          event dated  August 31, 2000 (File Nos.  333-47737
             Company,   Bank   Boston,   N.A.,   Fleet          and 333-47737-01)
             National  Bank and other  banks set forth
             therein

27.1         Financial Data Schedule                            Filed herewith

27.2         Financial Data Schedule                            Filed herewith


(b) Reports on Form 8-K

                 The Meditrust Companies filed a joint current report on form 8-K for event dated August 31, 2000

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                               MEDITRUST CORPORATION

November 8, 2000               /s/ LAURIE T. GERBER
                               --------------------

                               Laurie T. Gerber
                               Chief Financial Officer and Treasurer

                               MEDITRUST OPERATING COMPANY

November 8, 2000               /s/ DAVID L. REA
                               ----------------

                               David L. Rea
                               Chief Financial Officer and Treasurer