Form 10-K
period 2000-12-31
MEDITRUST CORP; MEDITRUST OPERATING CO
filed 2001-04-04
CIK 314661, 313749

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

   /X/      JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

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

                         DELAWARE                                                     DELAWARE
               (State or other jurisdiction                                (State or other jurisdiction of
             of incorporation or organization)                             incorporation or organization)
                        95-3520818                                                   95-3419438
           (I.R.S. Employer Identification No.)                         (I.R.S. Employer Identification No.)

               909 HIDDEN RIDGE, SUITE 600                                  909 HIDDEN RIDGE, SUITE 600
                       IRVING, TEXAS                                                IRVING, TEXAS
                           75038                                                        75038
  (Address of principal executive offices, including zip       (Address of principal executive offices, including zip
                           code)                                                        code)

                      (214) 492-6600                                               (214) 492-6600
   (Registrant's telephone number, including area code)         (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       TITLE OF EACH CLASS AND NAME OF EACH EXCHANGE             TITLE OF EACH CLASS AND NAME OF EACH EXCHANGE
                    ON WHICH REGISTERED                                       ON WHICH REGISTERED
------------------------------------------------------------  ---------------------------------------------------
               Common Stock $0.10 Par Value,                             Common Stock $0.10 Par Value,
                  New York Stock Exchange                                   New York Stock Exchange
            9% Convertible Debentures due 2002,
                  New York Stock Exchange
           7.5% Convertible Debentures due 2001,
                  New York Stock Exchange
                    7.6% Notes due 2001,
                  New York Stock Exchange
    Cumulative Redeemable Preferred Stock represented by
               depository shares representing
       1/10th of a share of Series A Preferred Stock,
                  New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        None                        None
                         ------------------------------

    Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. Yes /X/ No / /

    Aggregate market value of the paired voting stock of Meditrust Corporation and of Meditrust Operating Company held by non-affiliates as of March 28, 2001 was $414,918,242 based upon the closing price of $3.59 on the New York Stock Exchange Composite Tape (for this computation, the registrants have excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the registrants). The number of shares of common stock, par value $0.10 per share, outstanding as of March 28, 2001 for Meditrust Corporation was 144,299,000 and Meditrust Operating Company was 142,994,000.

    The following documents are incorporated by reference into the indicated Part of this Form 10-K.

DOCUMENT                                                             PART
--------                                                      ------------------
Definitive Proxy Statement for the 2001 Annual Meeting of     III (items 10, 11,
  Shareholders, to be filed pursuant to Regulation 14A......  12 and 13)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            THE MEDITRUST COMPANIES
                               INDEX TO FORM 10-K

                                                                          PAGE
                                                                        --------
                                     PART I

Item 1.   Business

          The Meditrust Companies.....................................      1

          Meditrust Corporation.......................................     16

          Meditrust Operating Company.................................     18

Item 2.   Properties..................................................     19

Item 3.   Legal Proceedings...........................................     26

Item 4.   Submission of Matters to a Vote of Security Holders.........     26

Item 4a.  Executive Officers of the Registrants.......................     26

                                    PART II

Item 5.   Market for Registrants' Common Equity and Related
          Stockholder Matters.........................................     29

Item 6.   Selected Financial Information..............................     31

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     36

          Certain Factors You Should Consider.........................     63

Item 7a.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................     76

Item 8.   Financial Statements and Supplementary Data.................     77

The Meditrust Companies

          Combined Consolidated Balance Sheets as of December 31, 2000
          and 1999....................................................     77

          Combined Consolidated Statements of Operations for the years
          ended December 31, 2000, 1999 and 1998......................     78

          Combined Consolidated Statements of Changes in Shareholders'
          Equity and Other Comprehensive Income for the years ended
          December 31, 2000, 1999 and 1998............................     79

          Combined Consolidated Statements of Cash Flows for the years
          ended December 31, 2000, 1999 and 1998......................     81

Meditrust Corporation

          Consolidated Balance Sheets as of December 31, 2000 and
          1999........................................................     82

          Consolidated Statements of Operations for the years ended
          December 31, 2000, 1999 and 1998............................     83

          Consolidated Statements of Changes in Shareholders' Equity
          and Other Comprehensive Income for the years ended
          December 31, 2000, 1999 and 1998............................     84

          Consolidated Statements of Cash Flows for the years ended
          December 31, 2000, 1999 and 1998............................     86

                                                                          PAGE
                                                                        --------
Meditrust Operating Company

          Consolidated Balance Sheets as of December 31, 2000 and
          1999........................................................     87

          Consolidated Statements of Operations for the years ended
          December 31, 2000, 1999 and 1998............................     88

          Consolidated Statements of Changes in Shareholders' Equity
          and Other Comprehensive Income for the years ended
          December 31, 2000, 1999 and 1998............................     89

          Consolidated Statements of Cash Flows for the years ended
          December 31, 2000, 1999 and 1998............................     90

          Notes to Combined Consolidated Financial Statements.........     91

Report of Independent Accountants.....................................    135

Report of Independent Accountants on Financial Statement Schedules....    136

Schedule II: Valuation and Qualifying Accounts........................    137

Schedule III: Real Estate and Accumulated Depreciation as of
  December 31, 2000...................................................    138

Schedule IV: Mortgage Loans on Real Estate as of December 31, 2000....    140

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    142

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........    142

Item 11.  Executive Compensation......................................    142

Item 12.  Security Ownership of certain Beneficial Owners and
          Management..................................................    142

Item 13.  Certain Relationships and Related Transactions..............    142

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K (a).....................................................    142

Signatures............................................................    143

    CERTAIN MATTERS DISCUSSED HEREIN MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE LITIGATION REFORM ACT OF 1995. THE MEDITRUST COMPANIES (THE "COMPANIES"), CONSISTING OF MEDITRUST CORPORATION ("REALTY") AND MEDITRUST OPERATING COMPANY ("OPERATING"), INTEND SUCH FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS AND ARE INCLUDING THIS STATEMENT FOR PURPOSES OF COMPLYING WITH THESE SAFE HARBOR PROVISIONS. ALTHOUGH THE COMPANIES BELIEVE THE FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, THE COMPANIES CAN GIVE NO ASSURANCE THAT THEIR EXPECTATIONS WILL BE ATTAINED. ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN OR CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND REAL ESTATE CONDITIONS, THE CONDITIONS OF THE CAPITAL MARKETS IN GENERAL, THE ABILITY OF THE COMPANIES TO REFINANCE AND/OR PAY OFF NEAR TERM DEBT MATURITIES, THE IDENTIFICATION OF SATISFACTORY PROSPECTIVE BUYERS FOR HEALTHCARE RELATED ASSETS OF THE COMPANIES AND THE AVAILABILITY OF FINANCING FOR SUCH PROSPECTIVE BUYERS, THE AVAILABILITY OF FINANCING FOR THE COMPANIES' CAPITAL INVESTMENT PROGRAM, INTEREST RATES, COMPETITION FOR HOTEL SERVICES AND HEALTHCARE FACILITIES IN A GIVEN MARKET, THE SATISFACTION OF CLOSING CONDITIONS TO PENDING TRANSACTIONS, IF ANY, DESCRIBED IN THIS FORM 10-K, THE ENACTMENT OF LEGISLATION FURTHER IMPACTING THE COMPANIES' STATUS AS A PAIRED SHARE REAL ESTATE INVESTMENT TRUST ("REIT") OR REALTY'S STATUS AS A REIT, THE FURTHER IMPLEMENTATION OF REGULATIONS GOVERNING PAYMENTS TO, AS WELL AS THE FINANCIAL CONDITIONS OF, OPERATORS OF REALTY'S HEALTHCARE RELATED ASSETS, INCLUDING THE FILING FOR PROTECTION UNDER THE US BANKRUPTCY CODE BY ANY OPERATORS OF THE COMPANIES' HEALTHCARE ASSETS, THE IMPACT OF THE PROTECTION OFFERED UNDER THE US BANKRUPTCY CODE FOR THOSE OPERATORS WHO HAVE ALREADY FILED FOR SUCH PROTECTION AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE FILINGS OF REALTY AND OPERATING WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC") INCLUDING, WITHOUT LIMITATION, THOSE RISKS DESCRIBED IN THE SECTION OF THIS JOINT ANNUAL REPORT ON FORM 10-K ENTITLED "CERTAIN FACTORS YOU SHOULD CONSIDER" BEGINNING ON PAGE 63 HEREOF.

ITEM 1. BUSINESS

                            THE MEDITRUST COMPANIES

GENERAL

    The Meditrust Companies consist of two separate companies, Meditrust Corporation ("Realty") and Meditrust Operating Company ("Operating"), whose shares of common stock are attached and traded together as a single unit on the New York Stock Exchange (the "NYSE") under the symbol "MT" pursuant to a stock pairing arrangement. Realty is a REIT and Operating is a taxable corporation. Realty and Operating were each incorporated in the State of Delaware in 1979. As used herein, the terms "Realty" and "Operating" include wholly owned subsidiaries of Realty and Operating unless the context requires otherwise. References to "The Meditrust Companies" or "Companies" refer to Realty and Operating, collectively. This document constitutes the Joint Annual Report on Form 10-K for both Realty and Operating.

    The Companies maintain an organizational structure called a "paired share structure." This structure permits the shares of common stock of both Realty and Operating to trade and to be transferable as a single unit. A predecessor of Realty ("Meditrust's Predecessor"), which was organized as a Massachusetts business trust and was known as "Meditrust", acquired the paired share structure in 1997 by acquiring, together with an affiliate of Meditrust's Predecessor, Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company (collectively, the "Santa Anita Companies"). The Santa Anita Companies had operated under the paired share structure since 1979. The paired share structure permitted the shareholders of The Meditrust Companies to enjoy the economic benefits of being a company that owns and leases real estate, namely Realty and a company that operates a business that uses real estate, namely Operating. The benefits attributable to future use of the paired share structure have been limited, however, by federal legislation adopted in July 1998. A more detailed discussion of this legislation can be found on page 3 herein.

    On April 3, 2001, Meditrust announced the transfer of its beneficial ownership interest in certain healthcare properties and mortgages with a net book value of $436 million related to 78 long term care facilities and one medical office building. The Companies received gross proceeds of $441 million consisting of $406 million in cash and $35 million in subordinated indebtedness due April 2006.

    Net proceeds from the transaction have been applied towards debt reduction. As a result, as of April 3, 2001, bank notes payable have been reduced to $86 million from $487 million as of March 1, 2001, total debt maturing in 2001 has been reduced to $223 million from $628 million at December 31, 2000, and total indebtedness has been reduced to $1.2 billion from $1.6 billion at December 31, 2000. The Companies anticipate meeting remaining 2001 debt maturities by refinancing existing debt, as well as through additional asset sales and cash flow generated from operating activities.

    The information contained within this Joint Annual Report on Form 10-K does not reflect the transaction described above, except where discussed in the Subsequent Events footnote to the Companies' financial statements contained elsewhere herein. The Companies intend to file a joint current report on Form 8-K which will provide additional information about the transaction and the Companies' remaining healthcare assets.

REALTY

    At December 31, 2000, Realty's real estate investments were principally in hotels. In addition, Realty had investments in healthcare related real estate. As a REIT, Realty is not permitted to operate the businesses conducted at or with the real estate that it owns; rather, Realty must lease its properties to the operators of the businesses. In the case of its hotels, Realty owns, maintains leasehold interest in or invests in real estate that it leases to Operating. As more fully described below, Operating operates the lodging business conducted on the lodging related real estate that it leases from Realty. In the case of its healthcare related real properties, Realty either leases facilities that it owns or invests in, or provides financing to, third-party operators principally of long-term care (skilled nursing) and assisted living facilities and psychiatric and substance abuse facilities. Realty is headquartered in Irving, Texas.

OPERATING

    Operating operates the lodging related real estate owned or leased by Realty. Operating does not conduct any activities related to Realty's healthcare related real estate. Operating's business is conducted under the La Quinta-Registered Trademark- brand name and is headquartered in Irving, Texas at the Companies' corporate headquarters. As more fully described below, the La Quinta-Registered Trademark- brand name, hotels and operations were acquired by The Meditrust Companies in July 1998.

BUSINESS SEGMENTS

    The Meditrust Companies conduct their businesses and make their investments through two principal business units: lodging operations and healthcare related real estate financing. As described more fully below, the primary focus of the Companies is the lodging business, which is conducted through the La Quinta division. This business unit owns and operates 299 mid-priced lodging facilities, as well as franchises La Quinta-Registered Trademark- branded lodging facilities to independent owners/operators. The lodging related real estate assets are owned by Realty and operated by Operating. The other business unit of the Companies is the financing of healthcare related real estate. This business is conducted solely through Realty and had interests in 199 healthcare related facilities as of December 31, 2000.

LODGING

    The Companies' lodging business is conducted under the La
Quinta-Registered Trademark- brand name. At December 31, 2000, the La Quinta-Registered Trademark- division owned and operated an aggregate of 229 La Quinta-Registered Trademark- Inns and 70 La Quinta-Registered Trademark- Inn & Suites in 28 states with over 38,000 hotel rooms. La
Quinta-Registered Trademark- is a recognized brand name in the mid-priced lodging segment that appeals to both business and leisure travelers. La

Quinta is a fully-integrated lodging company that focuses on owning, operating, developing and franchising mid-priced hotels throughout the United States.

    Realty acquired La Quinta Inns, Inc., its subsidiaries, its unincorporated partnership and joint venture entities (collectively, "La Quinta") on July 17, 1998 by merging La Quinta Inns, Inc. into Realty (the "La Quinta Merger"). The headquarters of this division was moved from San Antonio, Texas to Irving, Texas in August 1999.

HEALTHCARE

    At December 31, 2000, Realty owned or provided financing for 199 geographically dispersed healthcare facilities operated by approximately 20 different third-party operators. This business unit typically does not operate any healthcare facilities. Instead, it typically leases the real estate to independent operators of long-term care (skilled nursing), assisted living and other healthcare related facilities. As more fully described below, since 1998, Realty has been selling its interests in certain healthcare related assets.

    Additional segment information can be found in the financial statements and the notes thereto appearing elsewhere in this Joint Annual Report on Form 10-K.

BACKGROUND

    The Meditrust Companies consummated the La Quinta Merger on July 17, 1998. On July 22, 1998, the President of the United States signed into law the Internal Revenue Service Restructuring and Reform Act of 1998 (the "Reform Act"), which limited the Companies' ability to continue to grow through the use of the paired share structure. While the Companies' use of the paired share structure in connection with the La Quinta Merger was "grandfathered" under the Reform Act, the ability to continue to use the paired share structure to acquire real estate and the operating businesses conducted with the real estate assets (including the lodging industry) was substantially limited. In addition, during the summer of 1998 and thereafter, the debt and equity capital markets available to REITs generally and healthcare and lodging REITs specifically, deteriorated, thus limiting the Companies' access to cost-efficient capital.

    During the third and fourth quarters of 1998, the Companies performed an analysis of the impact of the Reform Act, the Companies' limited ability to access the capital markets and the operating strategy of the Companies' existing businesses. This analysis included advice from outside professional advisors on the different alternatives available to the Companies. The analysis culminated in the development of a comprehensive restructuring plan (the "1998 Plan") designed to strengthen the Companies' financial position and clarify its investment and operating strategy by focusing on the Companies' healthcare and lodging business segments. The 1998 Plan was announced on November 12, 1998. One key element was the intent to sell more than $1 billion of non-strategic assets, including the portfolio of golf-related real estate and operating properties (the "Cobblestone Golf Group"), the Santa Anita Racetrack and approximately
$550 million of healthcare properties. The proceeds from these sales were targeted to achieve significant near-term debt reduction as well as settle fully the Companies' forward equity issuance transaction ("FEIT") with certain affiliates of Merrill Lynch & Co.

    During the latter part of 1998 and throughout 1999, the Companies implemented various parts of the 1998 Plan including:

    - The sale of more than $1.4 billion of assets, including the Cobblestone Golf Group, the Santa Anita Racetrack and approximately $820 million of healthcare properties;

    - The repayment of more than $625 million in debt; and

    - The full settlement of the FEIT.

    During 1999, the Companies' Boards of Directors (the "Boards"), with outside professional advisors, continued to evaluate the Companies' businesses and the capital market's response to these businesses. On January 28, 2000, the Companies announced that the Boards had approved a five point plan of reorganization (the "Five Point Plan") that was intended to further strengthen the position of the Companies. The Five Point Plan provided for:

    - An orderly disposition of a significant portion of healthcare assets;

    - Suspension of the REIT common share dividend;

    - Expectation of the declaration of the minimum dividend required to maintain REIT status in December 2000;

    - Substantial reduction in debt; and

    - Future disciplined investment in the lodging division.

    During 2000, the Companies successfully implemented various parts of the Five Point Plan including:

    - The sale of certain healthcare assets and early repayment of healthcare related mortgages totaling approximately $1 billion;

    - The repayment of more than $1 billion in debt; and

    - The hiring of an experienced senior management team focused on the lodging business.

    Looking forward into 2001, the Companies will:

    - Continue to improve the results of the lodging business.

    - Continue to focus on selling a significant portion of the healthcare assets. There are ongoing signs that the healthcare industry is recovering and the Companies are cautiously optimistic about the prospects for future asset sales.

    - Continue the work of refinancing the $628 million of debt which comes due in 2001. Debt reduction and a restructure of the Companies' 2001 debt maturities are top priorities; and

    - Review the common stock dividend policy on a quarterly basis in conjunction with its review of the Companies' progress toward meeting the objectives of the Five Point Plan. The current common stock dividend policy is to declare the minimum dividend required to maintain REIT status. Any common stock dividends in 2001 will be dependent upon, among other things, factors such as further healthcare asset sales, the refinancing of the 2001 debt maturities, continued progress at La Quinta and the amount of progress made in reducing indebtedness.

LODGING BUSINESS

    The operations of the lodging business are contained within Operating, while the ownership of the lodging related real estate assets and trademarks are contained within Realty. All of the Companies' lodging operations are conducted under the La Quinta-Registered Trademark- brand name. La Quinta is a franchisor of and one of the largest owners/operators of hotels in the mid-priced segment of the lodging industry in the United States. La Quinta operated Inns and Inn & Suites hotels with a combined total of approximately 38,000 rooms at the end of 2000. The following table sets forth La Quinta's occupancy percentage, average daily room rate ("ADR"), revenue per available room ("RevPAR"), number of inns open, number of rooms available and earnings before interest, taxes, depreciation and amortization ("EBITDA") over the last five years:

                                                         AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------------
                                                   2000        1999       1998(E)     1997(E)     1996(E)
                                                 ---------   ---------   ---------   ---------   ---------
                                                            (IN THOUSANDS, EXCEPT FOR NUMBER OF
                                                               HOTELS AND STATISTICAL DATA)
Number of Hotels...............................       299         302         301         296         266
Available Rooms(a).............................    14,256      14,059      13,072      12,008      11,251
Occupancy Percentage...........................     63.4%       66.6%       67.0%       69.4%       68.9%
ADR(b).........................................  $  62.62    $  61.02    $  59.29    $  56.83    $  53.83
RevPAR(c)......................................  $  39.73    $  40.64    $  39.69    $  39.45    $  37.06
EBITDA(d)......................................  $222,022    $274,549    $274,644    $238,684    $204,372
Hotel Maintenance Capital Expenditures.........  $ 28,340    $ 22,010    $ 24,405    $ 20,215    $ 23,288
Hotel Renovation and Construction
  Expenditures.................................  $  7,964    $ 60,951    $276,521    $334,937    $242,439

------------------------

(a) Available rooms in thousands

(b) Represents average daily rate

(c) Represents revenue per available room

(d) EBITDA is defined as income from continuing operations plus interest, income taxes, depreciation and amortization; adjusted for loss or gain on sale of assets, other income, impairment provisions, provision for loss on equity securities and other expenses.

(e) Financial results for 1998 and prior include La Quinta results for pre-merger periods.

    As highlighted above, the 2000 operational and financial results for La Quinta were not acceptable. As detailed more fully in this Joint Annual Report on Form 10-K, current management believes that many of the issues experienced by La Quinta during 2000 related to controllable, company-specific actions and to a lesser degree to supply/demand trends within La Quinta markets. As a result, La Quinta took steps in late 2000 to address these controllable issues and continues to focus attention on further actions to improve results.

    Consistent with the Five Point Plan's focus on the lodging operations of the Companies, the Boards of Directors made certain changes in the executive management team in 2000 which included the consolidation of Realty's and Operating's chief executive, financial and legal functions. A number of new senior executives with extensive limited-service lodging experience joined the Companies during 2000. In April 2000, Francis W. ("Butch") Cash joined the Companies as President and Chief Executive Officer. In addition, David L. Rea joined as Executive Vice President, Chief Financial Officer and Treasurer, Stephen T. Parker joined as Senior Vice President of Sales and Marketing, Alan
L. Tallis joined as Executive Vice President and Chief Development Officer and Wayne B. Goldberg joined as Group Vice President of Operations. More recently,
A. John Novak has also joined as Senior Vice President and Chief Information Officer. During the latter part of 2000 and in early 2001, this new senior management team has been focused on making various changes to La Quinta in order improve the results of the lodging segment.

PRODUCT

    La Quinta-Registered Trademark- Inns and Inn & Suites are designed to appeal to guests who desire high-quality rooms, convenient locations and competitive prices, but who do not require in-house restaurants, cocktail lounges or room service. By eliminating the costs of these management-intensive facilities and services, the Companies believe that La Quinta offers its customers exceptional value by providing rooms that are comparable in quality to full-service hotels at lower prices.

    The Inn & Suites hotels offer rooms designed to accommodate the needs of the guest, irrespective of the purpose or length of stay. The King Plus Extra rooms and deluxe two-room suites include features that may be desirable for longer stays. In addition, the Inn & Suites hotels offer fitness centers and courtyards with gazebos and spas.

    The typical La Quinta Inn and Inn & Suites contains approximately 130 spacious, quiet and comfortably furnished guest rooms averaging 300 square feet in size. Guests at La Quinta hotels are offered a wide range of amenities and services, such as complimentary continental breakfast, free unlimited local telephone calls, a swimming pool, same-day laundry and dry cleaning, fax services, 24-hour front desk message service and free parking. Room amenities include 25-inch remote control televisions with expanded free television channel choices, movies-on-demand, interactive video games, internet service, in room coffee makers, hairdryers, irons and ironing boards and dataport telephones for computer connections. Additional amenities available at La Quinta Inn & Suites include two room suites with microwaves and refrigerators, fitness centers and courtyards with gazebos and spas. La Quinta guests typically have convenient access to food service at adjacent freestanding restaurants, including national chains such as Cracker Barrel, International House of Pancakes and Denny's. Realty has an ownership interest in 97 of these adjacent buildings, which are generally leased to restaurant operators.

    To maintain the overall quality of La Quinta's hotels, each hotel undergoes refurbishments and capital improvements as needed. Historically, refurbishing has been provided at intervals of five to seven years, based on an annual review of the condition of each hotel. La Quinta spent approximately $36,304,000 in capital improvements to existing hotels during fiscal year 2000. La Quinta has invested approximately $305,660,000 in maintenance and renovation improvements to existing La Quinta Inns and Inn & Suites during the period 1996-2000.

STRATEGY

    La Quinta intends to continue to operate as a high-quality provider in the mid-priced segment of the lodging industry. La Quinta's growth strategy is focused on three key areas:

    INCREASE THE PROFITABILITY OF COMPANIES-OWNED HOTELS. The Companies intend to increase the cash flow of La Quinta by:

    - Improving RevPAR results--The Companies believe that it will be able to increase RevPAR due to changes made in the fall of 2000 to La Quinta's operating and pricing policies in conjunction with other factors. Specifically, La Quinta changed the pricing and operational oversight of the hotels from a centralized operating philosophy which focused on tight controls by a limited number of management personnel to a more decentralized philosophy which emphasizes more local control by trained general mangers and 19 Regional Vice Presidents of Operations. Management believes that this more decentralized operating structure will allow La Quinta to adjust the ADR so that it responds to dynamic local market conditions more effectively, as well as provide more focused regional operational oversight necessary to ensure product quality standards. In addition, during 2000, La Quinta experienced information system issues which impacted the reservation system and the hotel property management systems. During 2000 and continuing into 2001, La Quinta has worked to address these issues and minimize their impact on revenues. Also, the Companies believe that it will be able to increase RevPAR by stimulating room demand through the use of effective marketing and promotion activities aimed at creating first-time trial business as well as rewarding frequent guests.

    - Increasing customer satisfaction--After conducting a survey of La Quinta's hotel facilities, management has decided to implement a new capital reinvestment program aimed at reinforcing La Quinta's reputation for offering quality lodging accommodations at a reasonable price. In 2001, La Quinta has budgeted approximately $20 million dollars of additional capital (above normal annual capital requirements) for upgrading primarily interiors of approximately 80 La Quinta Inns. Upon completion of this program, management believes that these properties will be more competitively positioned to attract and retain customers. The Companies also believe that increased RevPAR can be achieved following the completion of its ongoing capital reinvestment program.

    - Improving cost controls--In the fall of 1999, after years of successfully using a decentralized operating structure at La Quinta, former La Quinta management downsized and centralized the pricing and operational oversight functions. During the fall of 1999 and continuing into 2000, La Quinta experienced a decline in RevPAR as well as increases in its variable costs per rented room. As previously mentioned, during the fall of 2000, La Quinta's new management team changed the operating structure back to a more decentralized operational structure. Management believes that while the decentralized operating structure requires higher operations management payroll, it allows La Quinta to more effectively manage controllable costs at its 299 hotels located throughout 28 states within the United States. Management anticipates that the change back to a more decentralized operating structure coupled with enhancement to information systems will result in savings from more effective control of variable hotel operating costs such as front desk service representatives, housekeeping and room attendant labor costs, bad debt expense and credit card discounts that will more than offset the higher operations management personnel costs.

    PURSUE SELECT REDEVELOPMENT AND NEW DEVELOPMENT OPPORTUNITIES. La Quinta owns several older hotels in locations that have experienced substantial growth around the hotel site. Management believes that La Quinta has the opportunity to redevelop some of these Inns with a new La Quinta product that will produce stronger operating results than the existing facility. During 2001, La Quinta will be redeveloping three existing locations at a net cost of approximately $18.5 million. In addition, La Quinta intends to pursue select new development in high visibility locations, such as airports and downtown urban locations, which will enhance brand awareness.

    GROW FEE-BASED INCOME. La Quinta intends to increase cash flow and return on invested capital by leveraging the value of the La
Quinta-Registered Trademark- brand through a franchising program. The franchising program is focused on developing relationships with high quality, experienced third-party hotel owners/operators who will develop, own and operate new hotels using the La Quinta Inns or La Quinta Inn & Suites trademarks or convert existing hotels to one of these trademarks. Management believes that this program allows La Quinta to expand the brand nationally without substantial capital investments from the Companies. The franchise program will increase the Companies' revenues and cash flows while maintaining consistent quality standards across the entire chain.

OPERATIONS

    Management of the La Quinta chain is coordinated from its headquarters in Irving, Texas. Centralized corporate services and functions include marketing, financing, purchasing, quality control, development, legal and training. Accounting, information systems and reservations functions are centralized in service centers located in San Antonio, Texas.

    Hotel operations are currently organized into 19 regions with each region headed by a Regional Vice President. Each Regional Vice President is responsible for supervising operations of approximately 16 hotels, who in turn report to La Quinta senior management, including two Group Vice Presidents of Operations. The Regional Vice Presidents are responsible for the service, cleanliness and profitability of the inns in their respective regions.

    A typical hotel employs approximately 20 employees, including the general manager, front desk service representatives, housekeepers, room attendants, laundry personnel, maintenance personnel and night auditors. Each Companies-owned hotel is operated as an independent profit center, with hotel general managers responsible for overseeing the day-to-day operation and profitability of a specific hotel. These managers receive management training in service, cleanliness, labor management, budgeting, cost control, sales and basic repair skills. La Quinta's professionally trained managers are substantially relieved of responsibility for management intensive areas such as food service and are, therefore, better able to devote their attention to assuring friendly guest service and quality facilities, consistent with chain-wide standards.

    La Quinta has implemented target driven operational budgets that are structured to reward general managers for exceeding certain cash flow and customer satisfaction targets. Both the general managers and senior management agree to these targets. The general managers and senior management continually review rates charged to customers so that they can be appropriately adapted to prevailing market conditions at each hotel.

INFORMATION TECHNOLOGY

    The operations, reservations, marketing and sales, financial reporting and management reporting functions of La Quinta are dependent upon the information systems capabilities of Operating. La Quinta has three key systems which link to each other: the property management system, the reservation system and the accounting and financial reporting system. During the later part of 1999, La Quinta installed a new property management system. Following the implementation of this system, La Quinta began to experience operational challenges which, combined with other factors, management believes contributed to a decline in La Quinta's RevPAR results and an increase in operating costs in 2000. During the later part of 2000 and continuing into 2001, La Quinta is devoting substantial resources to further address these issues. Among other actions taken, La Quinta has already upgraded the property management system to address certain operations issues and will enter into an agreement to outsource to a nationally recognized third-party provider the maintenance and support of much of La Quinta's information systems infrastructure. Management will continue to evaluate La Quinta's information systems and their related capabilities.

CUSTOMER BASE AND MARKETING

    La Quinta's combination of consistent, high-quality accommodations and good value is attractive to business customers, who account for more than 48% of rooms rented. These core customers typically visit a given area several times a year and include salespeople and technicians covering a specific territory and government and military personnel. La Quinta also targets both vacation travelers and senior citizens. For the convenience of these targeted customer groups, hotels are generally located near suburban office parks, major traffic arteries or destination areas such as airports and convention centers.

    La Quinta has developed a strong following among its customers. An external industry survey shows La Quinta's frequent guests are among the most loyal of the mid-priced segment. La Quinta focuses a number of its marketing programs on maintaining a high number of repeat customers. For example, La Quinta promotes a "Returns Club" offering members preferred status at La Quinta properties, along with rewards for frequent stays. The Returns Club had over 820,000 members as of December 31, 2000.

    La Quinta focuses on reaching its target markets through advertising, direct sales, repeat traveler incentive programs and other marketing programs targeted at specific customer segments. It advertises through television, radio and print advertisements which focus on quality, value and a strong call-to-action message. La Quinta uses the same campaign concept throughout the country with minor modifications made to address regional differences. La Quinta also uses billboard advertisements posted along major highways to advertise the existence and location of La Quinta Inns or Inn & Suites hotels in the proximity.

    La Quinta markets directly to companies and other organizations through its direct sales force. During the latter part of 2000, La Quinta restructured its sales force to provide a more efficient and effective sales organization. This sales force calls on companies that have a significant number of individuals traveling in the regions in which La Quinta operates and which are capable of producing a high volume of room nights.

    La Quinta provides a central reservation system, "teLQuik-Registered Trademark-," which currently accounts for advance reservations approximating 30% of room nights. The teLQuik-Registered Trademark-system allows customers to make reservations by dialing 1-800-531-5900 toll free or from reservations phones placed in all La Quinta hotels. These phones enable guests to make their next night's reservation from their previous night's La Quinta inn. In addition, approximately 45% of room nights reflect advance reservations made directly with individual inns. In total, advance reservations account for approximately 75% of room nights. La Quinta operates two reservation centers. La Quinta, through its regional sales managers, markets its reservation services to travel agents and corporate travel planners who may access teLQuik-Registered Trademark- through four global distribution systems (airline reservation systems). La Quinta also distributes its product via leading websites such as Travelocity and Expedia. Additionally, as of November 2000, La Quinta sells room inventory through Priceline.com.

    Information regarding hotel locations, services and amenities, as well as reservation capabilities, is also available to La Quinta's customers at http://www.laquinta.com. The Companies do not intend that this website, nor any information contained therein, shall be part of or incorporated by reference in this Joint Annual Report on Form 10-K.

FRANCHISING

    In the fall of 2000, La Quinta initiated the sale of franchises. As of March 28, 2001, La Quinta had approved 29 franchise applications. La Quinta's goal for 2001 is to have 15 franchised properties open by December 31, 2001.

    Franchise applicants are evaluated on previous hotel operating expertise, sufficient financial resources and an acceptable credit history. Approved franchise applicants are granted the right (as detailed in La Quinta's Franchise Agreement) to operate under the La Quinta-Registered Trademark- brand name, obtain reservations from La Quinta's central reservation system and use La Quinta's hotel designs, operating systems and procedures. In return, franchisees will pay La Quinta an affiliation fee as well as ongoing fees. These ongoing fees are based upon a percentage of gross room revenues (as defined in the Franchise Agreement) at the franchised properties.

    Generally, a franchisee is required to pay a royalty fee of 4.0% of gross room revenues during the first two years after opening of a hotel and then 4.5% of gross room revenues for all periods thereafter. La Quinta's Franchise Agreement also contains a unique rebate feature. A franchisee can receive a rebate of 0.5% of gross room revenue (as detailed in La Quinta's Uniform Franchise Offering Circular) if, in any calendar year, the franchised hotel achieves superior customer satisfaction ratings. In addition to the royalty fees, a franchisee must pay, as a percentage of gross room revenues, a marketing fund fee of 2.5% and a reservation fee of 2.0% to support the cost of providing reservation services.

    Before a franchised hotel opens, La Quinta will inspect and approve the hotel to ensure that it conforms to the quality and design standards set by La Quinta. Once the hotel opens, La Quinta intends to provide ongoing sales support as well as assistance in day-to-day operations and training issues.

    The La Quinta Inns & La Quinta Inn and Suites trademarks are currently owned by Realty and licensed to Operating. Operating has the right to utilize the trademarks in the operations of the existing Realty-owned La Quinta hotels and has the right to license the trademark to third-party hotel owners/ operators through a subsidiary of Operating.

COMPETITION

    Each La Quinta hotel competes in its market area with numerous limited-service lodging brands, especially in the mid-priced segment and with numerous other hotels, motels and other lodging establishments. Chains such as Hampton Inns, Fairfield Inns and Comfort Inns are direct competitors of La Quinta. Other competitors include Holiday Inns, Ramada Inns and Sleep Inns. There is no single competitor or group of competitors of La Quinta that is dominant in the mid-priced lodging segment. Competitive factors in the industry include reasonableness of room rates, quality of accommodations, service level and convenience of locations.

    The profitability of hotels operated by La Quinta is subject to general economic conditions, competition, the desirability of particular locations, the relationship between supply of and demand for hotel rooms and other factors. La Quinta has historically operated hotels in markets that contain numerous competitors and the continued success of its hotels will be dependent, in large part, upon the ability of these facilities to compete in such areas as reasonableness of room rates, quality of accommodations, service level and convenience of locations. The lodging industry in general, including La Quinta, may be adversely affected by national and regional economic conditions and government regulations. The demand for accommodations at a particular hotel may be adversely affected by many factors including changes in travel and weather patterns, local and regional economic conditions and the degree of competition with other lodging establishments in the area. The Companies cannot assure you that demographic, geographic, economic or other changes in markets will not adversely affect the convenience or desirability of the locations of La Quinta's hotels. Furthermore, there are no assurances that, in the markets in which La Quinta inns operate, competing hotels will not provide greater competition for guests than currently exists and that new hotels will not enter such markets.

SUPPLY AND DEMAND

    In recent years, construction of mid-priced hotels in the United States has resulted in an excess supply of available rooms, particularly in the west south central region of the United States where 45% of La Quinta's rooms are located. This oversupply has had an adverse effect on occupancy levels and room rates in this segment. The mid-priced segment of the lodging industry has been adversely impacted by and may continue to be negatively affected in the future by (i) an oversupply of available rooms, (ii) national and regional economic conditions,
(iii) changes in travel patterns, (iv) taxes and government regulations which influence or determine wages, prices, interest rates, construction procedures and costs, (v) the availability of credit and (vi) the availability of qualified labor.

    According to Smith Travel Research, for the year ended December 31, 2000, the mid-priced chains without food and beverage segment of the lodging industry experienced a 4.7% increase in RevPAR and a 10.2% increase in room supply while the west south central regions of the U.S. lodging industry experienced a RevPAR increase of 5.2% and a room supply increase of 3.9%. These results contrast to the decline in RevPAR at La Quinta of 2.2%. As a result, management believes that while the addition of room supply to La Quinta's markets has had some negative impact on results, the more significant factors impacting La Quinta in 2000 relate to company-specific issues detailed elsewhere in this Joint Annual Report on Form 10-K.

SEASONALITY

    The lodging industry is seasonal in nature. Generally, La Quinta's hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in the revenue, profit margins, cash flows and net earnings of La Quinta.

LODGING INDUSTRY OPERATING RISKS

    La Quinta is subject to all operating risks common to the lodging industry. These risks include, but are not limited to, (i) competition for guests from other hotels, a number of which may have greater marketing and financial resources than La Quinta, (ii) increases in operating costs due to inflation and other factors, which increases may not have been offset in recent years and may not be offset in the future, by increased room rates, (iii) dependence on business and commercial travelers and tourism, which may fluctuate and be seasonal, (iv) increases in energy costs and other expenses which may deter travelers, (v) adverse effects of general and local economic conditions and
(vi) the general dependence upon certain information technology systems, the loss or malfunction of which may impact operating costs and hotel revenues.

CONSTRUCTION

    La Quinta may from time to time experience shortages of materials or qualified trades people or experience volatile increases in the cost of certain construction materials, resulting in longer than normal construction and remodeling periods, loss of revenue and increased costs. La Quinta relies heavily on local contractors, who may be inadequately capitalized or understaffed. The inability or failure of one or more local contractors to perform may result in construction delays, increased costs and loss of revenue.

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

EMPLOYEES

    Operating's employees consist of La Quinta employees. La Quinta's future success will depend, in part, on its continuing ability to attract, retain and motivate highly qualified personnel. At December 31, 2000, La Quinta employed approximately 7,500 people, of whom approximately 88% were compensated on an hourly basis. Approximately 500 individuals were employed at the corporate headquarters or support services centers and 7,000 were employed directly in hotel operations. La Quinta's employees are not currently represented by labor unions and management believes its ongoing labor relations are good.

HEALTHCARE REAL ESTATE FINANCING BUSINESS

    All of the healthcare real estate financing activities are conducted by Realty. Consistent with the 1998 Plan as well as the Five Point Plan, the operations and assets of the healthcare segment have been decreasing as a result of continued success in selling these assets to other healthcare real estate investors or to the operators of the facilities. The net book values of healthcare related leases and mortgages over the last five years were as follows:

                                                          DECEMBER 31,
                                  -------------------------------------------------------------
                                   2000(A)     1999(A)      1998(A)        1997         1996
                                  ---------   ----------   ----------   ----------   ----------
                                                         (IN THOUSANDS)
Leases..........................  $681,714    $1,090,586   $1,699,948   $1,502,947   $1,006,260
Mortgages.......................   222,571     1,059,920    1,197,634    1,432,825    1,181,818
                                  --------    ----------   ----------   ----------   ----------
Total...........................  $904,285    $2,150,506   $2,897,582   $2,935,772   $2,188,078
                                  ========    ==========   ==========   ==========   ==========

------------------------

(a) Includes valuation allowance for impairment of real estate assets and impairment of mortgage loans of $177,162,000, $116,011,000 and $66,909,000 as of December 31, 2000, 1999 and 1998, respectively.

    Historically, healthcare real estate investments were made by Realty as both leases to operators as well as mortgages on operator-owned assets. Realty typically targeted a 10.0% to 10.5% unleveraged return on invested capital for these types of investments.

TYPES OF INVESTMENTS

    - Sale/Leaseback Transactions--Substantially all of Realty's healthcare facilities, which are the subject of sale/leaseback transactions, are leased under triple net leases which are accounted for as operating leases and generally require that the third-party operator pay for all maintenance, repairs, insurance and taxes on the property. Realty has historically earned fixed monthly rents, although in some circumstances Realty has earned periodic additional rents. Generally, multiple leases with one operator are cross-collateralized and contain cross-default provisions tied to each of the operator's other leases with Realty.

    - Permanent Mortgage Loan Financing--Permanent mortgage financing provided by Realty has historically consisted of either construction or development loans made to a third-party operator to construct a new healthcare facility which were converted to permanent mortgage loans or permanent mortgage loan financing put in place at the time the third-party operator bought or refinanced an existing healthcare facility. The permanent mortgage loans are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.

    - Equity Investments--Between July 1996 and August 1998, Realty invested an aggregate of approximately $57,204,000 to purchase 26,606,000 shares of common stock, representing a 19.99% interest in, Nursing Home
      Properties Plc ("NHP Plc"), a property investment group that specializes in the financing, through sale/leaseback transactions, of nursing homes located in the United Kingdom. Realty does not have the right to vote in excess of 9.99% of the shares of common stock of NHP Plc. As of September 30, 2000 (NHP Plc's year end), NHP Plc had invested approximately L669,200,000 in 378 nursing homes with a total of approximately 18,960 beds. The facilities are leased to 25 different United Kingdom-based nursing home operators on terms and conditions similar to those contained in Realty's leases with its third-party operators. As of December 31, 2000, the market value of this investment was $7,759,000 and is included in Realty's and the Companies' financial statements. The resulting difference, believed by management to be other-than-temporary, of $49,445,000, between the current market value and the aggregate cost of the NHP Plc shares was taken as a charge to earnings in 2000. On January 22, 2001, the Companies sold their investment in NHP Plc for net proceeds of $7,737,000 and recorded a charge to earnings of $22,000 in the 2001 financial statements.

    - Realty invested an aggregate of approximately $1,105,000 to purchase 1,081,000 shares of capital stock in Balanced Care Corporation, a healthcare operator. This investment had a market value of $271,000 at December 31, 2000 and was included in Realty's and the Companies' financial statements. The difference of $834,000 between the market value and the aggregate cost of the shares, believed by management to be other-than-temporary, was taken as a charge to earnings in fiscal year 2000 in Realty's and the Companies' financial statements.

HEALTHCARE PORTFOLIO REDUCTIONS

    During 2000, Realty received net proceeds of $947,973,000 from the sale of certain healthcare assets, of which an aggregate of $664,740,000 represented principal repayments on permanent mortgage loans from third-party operators of healthcare facilities. Realty intends to continue to sell certain healthcare assets and use the proceeds to substantially reduce its debt. In the past, Realty has typically sold assets to (or received mortgage prepayments from) the operators of the facilities and to a lesser extent from third-party investors. Currently, a significant portion of Realty's healthcare portfolio operators are operating under the protection of Chapter 11 reorganization. As a result, Realty may not be able to sell assets back to these operators at this time or in the future at prices that are consistent with past sales or that are otherwise acceptable to Realty.

COMPETITION IN THE HEALTHCARE INDUSTRY

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

GOVERNMENT REGULATION

    Realty recognizes a portion of revenue from percentage, supplemental and/or additional rent or interest. This revenue can be a contractual amount or be based on the healthcare facility operator's gross revenues which, in most cases, is subject to changes in the reimbursement and licensure policies of federal, state and local governments. In addition, the acquisition of healthcare facilities is generally subject to state and local regulatory approval.

MEDICARE, MEDICAID, BLUE CROSS AND OTHER PAYORS

    Third-party healthcare operators who lease facilities from Realty or who obtained loan financing from Realty receive payments for patient care from federal Medicare programs for elderly and disabled patients, state Medicaid programs for medically indigent and cash grant patients, private insurance carriers, employers and Blue Cross plans, health maintenance organizations, preferred provider organizations and directly from patients. Historically, Medicare payments for long-term care services, psychiatric care and rehabilitative care were based on allowable costs plus a return on equity for proprietary facilities. On August 5, 1997, the Balanced Budget Act ("BBA") was enacted. The BBA included, among other things, significant changes to Medicare reimbursement for long-term care services. The new reimbursement system is intended to reduce the growth in Medicare spending by creating incentives for the lowest cost delivery of long-term care services. The prospective payment system ("PPS") was implemented over a twelve-month period (based upon each facility's year-end cost report) beginning July 1, 1998, with the majority of nursing homes converting to PPS on January 1, 1999. Reimbursement under the new PPS rates is being phased in over the next four years. PPS has resulted in reduced Medicare revenue for long-term care facilities with significant Medicare patient populations. Success under PPS is dependent on several factors, including the third-party operator's management team's effectiveness. During 2000, many operators of these long-term care facilities have experienced liquidity problems and have cited the PPS reimbursement system as one of the causes. Five of Realty's operators have filed for protection under Chapter 11 of the US Bankruptcy Code. Other operators of Realty's facilities may also file for protection under Chapter 11 of the US Bankruptcy Code.

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

REGULATION OF HEALTHCARE PROPERTIES AND THIRD-PARTY OPERATORS

    Regulation of long-term care facilities is exercised primarily through the licensing of such facilities. The particular agency having regulatory authority and the license qualification standards vary from state to state and, in some instances, from locality to locality. Licensure standards are constantly under review and undergo periodic revision. Governmental authorities generally have the power to review the character, competence and community standing of the operator and the financial resources and adequacy of the facility, including the physical buildings and equipment, personnel and standards of medical care. Long-term care facilities may be certified under the Medicare program and are normally eligible to qualify under state Medicaid programs, although not all participate in the Medicaid programs. Long-term care facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for their licensing and accreditation.

    Rehabilitation hospitals are also subject to extensive federal, state and local legislation and regulation. Rehabilitation hospitals are subject to periodic inspections and licensure requirements. Inpatient rehabilitation facilities are cost-reimbursed, receiving the lower of reasonable costs or reasonable charges. Typically, the fiscal intermediary pays a set rate per day based on the prior year's costs for each facility. Annual cost reports are filed with the operator's fiscal intermediary and adjustments are made, if necessary.

    The individual physicians, groups of physicians and healthcare providers that occupy medical office buildings are subject to a variety of federal, state and local regulations applicable to their specific areas of practice. Since medical office buildings may contain numerous types of medical services, a wide variety of regulations may apply. In addition, medical office buildings must comply with the requirements of municipal building codes, health codes and local fire departments.

    Acute care hospitals are subject to extensive federal, state and local legislation and regulation relating to, among other things, the adequacy of medical care, equipment, personnel, hygiene, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Hospitals must maintain strict standards in order to obtain their state hospital licenses from a department of health or other applicable agency in each state. In granting and renewing licenses, the department of health considers, among other things, the physical buildings and equipment, the qualifications of the administrative personnel and nursing staff, the quality of care and continuing compliance with the laws and regulations relating to the operation of the facilities. State licensing of facilities is a prerequisite to certification under the Medicare and Medicaid programs. Various other licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. Hospital facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for their licensing and accreditation.

    Residential assisted living facilities are subject to varying degrees of regulation and licensing by local and state health and social service agencies and other regulatory authorities specific to their location. Typically, these regulations and licensing requirements relate to fire safety, sanitation, staff training, staffing levels and living accommodations, as well as requirements specific to certain health related services offered. Levels of service provided and corresponding regulation vary considerably from operator to operator.

    Alcohol and substance abuse treatment facilities must comply with the licensing requirements of federal, state and local health agencies and with the requirements of municipal building codes, health codes and local fire departments. In granting and renewing a facility's license, a state health agency considers, among other things, the physical buildings and equipment, the qualifications of the administrative personnel and healthcare staff, the quality of nursing and other services and the continuing compliance of such facility with the laws and regulations applicable to its operations.

    Psychiatric hospitals generally are subject to extensive federal, state and local legislation and regulation. Licensing requirements for psychiatric hospitals include periodic inspections regarding standards of medical care, equipment and hygiene. In addition, there are specific laws regulating civil commitment of patients and disclosure of information regarding patients being treated for chemical dependency. Many states have adopted a "patient's bill of rights" which sets forth standards, such as using the least restrictive treatment, allowing patient access to the telephone and mail, allowing the patient to see a lawyer and requiring the patient to be treated with dignity. Insurance reimbursement for psychiatric treatment generally is more limited than for general healthcare.

EMPLOYEES

    All of the healthcare segment employees are employees of Realty. As of December 31, 2000, the operations of the healthcare business were maintained by 13 employees. These employees are responsible for monitoring the existing healthcare related real estate portfolio as well as negotiating the sale (or early repayment) of a significant portion of Realty's existing healthcare portfolio assets. Realty has not experienced any significant labor problems and believes that its employee relations are good.

CAPITAL AND LIQUIDITY CONSIDERATIONS

CREDIT AGREEMENT

    During July 1998, Realty entered into an unsecured bank facility (the "Credit Facility") in the amount of $2,250,000,000. The Credit Facility was amended in November 1998, March 1999, June 2000 and September 2000. Also during 2000, $58,000,000 of the Credit Facility's principal was permanently repaid. At December 31, 2000, the Credit Facility consisted of two tranches: Tranche A, a revolving credit facility with total borrowing availability of $400,000,000 and Tranche D, a $400,000,000 term loan. The Credit Facility matures on July 17, 2001 and bears interest at the prime rate plus 2.0% (or "Base Rate"), or LIBOR plus 2.875% plus the commitment fee and is secured by a pledge of all of the Companies' subsidiaries' capital stock.

    Of the $400,000,000 revolving tranche, $366,000,000 (net of outstanding letters of credit) was available at December 31, 2000, with interest at the Base Rate of prime rate plus 2% (11.5% at December 31, 2000 or LIBOR plus 2.875% (9.5% at December 31, 2000). As of March 28, 2001, $265,874,000 was available on the revolving tranche.

SHELF REGISTRATION STATEMENT

    The Companies have an effective shelf registration statement on file with the SEC under which the Companies may issue up to $1,825,000,000 of securities including common stock, preferred stock, debt, series common stock, convertible debt and warrants to purchase common stock, preferred stock, debt, series common stock and convertible debt.

CAPITAL REQUIREMENTS AND AVAILABILITY OF FINANCING

    The Companies' business is capital intensive and it will have significant capital requirements in the future. The Companies' leverage could affect its ability to obtain financing in the future or to undertake refinancings on terms and subject to conditions deemed acceptable by the Companies. In the event that the Companies' cash flow and working capital are not sufficient to fund the Companies' expenditures or to service its indebtedness, it would be required to raise additional funds through the sale of additional equity securities, the refinancing of all or part of its indebtedness, the incurrence of additional permitted indebtedness or the sale of assets. As detailed in the combined Liquidity and Capital Resources Section of this Joint Annual Report on
Form 10-K, the Companies have $628,000,000 of debt maturing in fiscal year 2001; therefore, there can be no assurance that any of these sources of funds would be available in amounts sufficient for the Companies to meet its obligations including debt that matures in fiscal year 2001. Moreover, even if the Companies were able to meet its obligations, its leveraged capital structure could significantly limit its ability to finance its capital expenditures, to compete effectively or to operate successfully under adverse economic conditions. Additionally, financial and operating restrictions contained in the Companies' existing indebtedness may limit the Companies' ability to secure additional financing and may prevent the Companies from engaging in transactions that might otherwise be beneficial to the Companies and to holders of the Companies' common stock. The Companies' ability to satisfy its obligations will also be dependent upon its future performance, which is subject to prevailing economic conditions and financial, business and other factors beyond the Companies' control.

SHORT-TERM INVESTMENTS

    The Companies invest their cash in certain short-term investments during interim periods between the receipt of revenues and payment of obligations and dividends (if any). Cash not used by the business segments may be invested in interest-bearing bank accounts, certificates of deposit, short-term money-market securities, short-term United States government securities, mortgage-backed securities guaranteed by the Government National Mortgage Association, mortgages insured by the

Federal Housing Administration or guaranteed by the Veterans Administration, mortgage loans, mortgage loan participations and certain other similar investments. The Companies' ability to make certain of these investments may be limited by tax considerations. The Companies' return on these short-term investments may be more or less than its return on real estate investments.

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

    In addition, the Companies may incur mortgage indebtedness on real estate which it has acquired through purchase, foreclosure or otherwise. When terms are deemed favorable, the Companies may invest in properties subject to existing loans or mortgages. The Companies also may obtain financing for unleveraged properties in which it has invested or may refinance properties acquired on a leveraged basis. There is no limitation on the number or amount of mortgages that may be placed on any one property, but overall restrictions on mortgage indebtedness are provided under documents pertaining to certain existing indebtedness.

                        MEDITRUST CORPORATION ("REALTY")

GENERAL

    Realty is a self-administered REIT which operates under the provisions of the Internal Revenue Code of 1986, as amended (the "Code") and is incorporated in the State of Delaware. As of December 31, 2000, Realty had investments in 498 facilities consisting of 299 hotels and 199 healthcare facilities.

    Realty had a net decrease in gross real estate investments of $1,172,520,000 during 2000 principally due to the sale of certain healthcare assets to operators of healthcare properties, land and the repayment of principal on permanent mortgage loans and development loans.

    Realty's principal executive offices are located at 909 Hidden Ridge, Suite 600, Irving, TX 75038 and its telephone number is (214) 492-6600.

    For a discussion of certain factors that could impact the financial condition, results of operations and/or business of Realty, you are encouraged to read the section entitled "Certain Factors You Should Consider" beginning on page 63 of this Joint Annual Report on Form 10-K.

LODGING RELATED REAL ESTATE

    As of December 31, 2000, Realty had investments in 299 hotels including 229 La Quinta-Registered Trademark- Inns, 68 La Quinta-Registered Trademark- Inn & Suites hotels and two hotels owned by Realty, which are marketed under a brand name other than La Quinta. These hotels, which are located in 28 states and have an aggregate of 38,000 rooms in service, are leased by Realty (or the respective property owning subsidiary) to a subsidiary of Operating. Additionally, two La Quinta Inn & Suites hotels are owned and operated by subsidiaries of Operating. A complete discussion of the lodging business is presented in the Companies portion of the Business section of this Joint Annual Report on Form 10-K.

HEALTHCARE RELATED REAL ESTATE

    As of December 31, 2000, Realty had investments in 199 healthcare facilities including 93 long-term care facilities, 94 assisted living facilities, 5 medical office buildings, one acute care hospital campus and six other healthcare facilities. As of December 31, 2000, third-party operators leased 163 of Realty's healthcare facilities and 36 facilities constituted investments through the provision of permanent mortgage loan financing. Realty's healthcare properties are located in 29 states and are operated by 20 different operators. Sun Healthcare Group, Inc. ("Sun") and Alternative Living Services, Inc. ("Alterra") operate approximately 43% of Realty's healthcare real estate investments in the aggregate. No other healthcare operator operates more than 10% of Realty's healthcare related real estate investments. A complete discussion of the healthcare real estate financing business is presented in the Companies portion of the Business section of this Joint Annual Report on Form 10-K.

LEGAL PROCEEDINGS

    Realty is and is likely in the future to be, subject to certain types of litigation, including negligence and other tort claims. The costs and effects of such legal and administrative cases and proceedings (whether civil or criminal), settlements and investigations are indeterminate. The costs and effects of any such legal proceeding could be material to Realty's operations. For further discussion of these issues see Item 3, "Legal Proceedings."

GENERAL REAL ESTATE INVESTMENT RISKS

    Realty's ownership of real property is substantial. Realty's investments are subject to varying degrees of risk generally incident to the ownership of real property. Real estate values and income from Realty's properties may be adversely affected by changes in national economic conditions, changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics, changes in interest rates and in the availability, cost and terms of mortgage funds, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, changes in real estate tax rates and other operating expenses, adverse changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes and other natural disasters (which may result in uninsured losses), acts of war, adverse changes in zoning laws and other factors which are beyond the control of Realty. A significant portion of revenue for third-party operators of Realty's healthcare portfolio arises from government reimbursement of various healthcare services. Changes in reimbursement rates, the timing of reimbursement or other reimbursement policies could adversely affect third-party operators' cash flow, thus impacting their ability to make mortgage, lease or other payments to Realty.

VALUE AND LIQUIDITY OF REAL ESTATE

    Real estate investments are relatively illiquid. The ability of Realty to vary its portfolio in response to changes in economic and other conditions is limited. If Realty must sell an investment, there is no assurance that Realty will be able to dispose of it in the time period it desires or that the sales price of any investment will recoup or exceed the amount of Realty's investment.

PROPERTY TAXES

    Each of Realty's hotels is subject to real property taxes. The real property taxes on the hotels may increase or decrease as property tax rates change and as the properties are assessed or reassessed by taxing authorities. If property taxes increase, Realty's operations could be adversely affected and, to the extent such increases are not recovered through additional lodging revenue, Realty's operating cash flow will be adversely affected.

INCOME TAX MATTERS

    Realty currently intends to continue to manage its investments, including the sale or disposition of property or other investments and to operate (including through its business relationships with Operating) in a manner consistent with the requirements of the Code and the regulations thereunder in order to qualify as a REIT. As long as Realty complies with the Code and its regulations regarding REIT qualification requirements, Realty will not be taxed, except in limited circumstances, under the federal income tax laws on that portion of its taxable income that it distributes to its shareholders. In certain instances, Realty may find it necessary or advisable to utilize one or more taxable REIT subsidiaries and will be required to accrue and pay federal and state income taxes on the earnings of such subsidiaries. In order to continue to qualify as a REIT in 2001 (among other factors), Realty must distribute at least 90% of its REIT taxable income. As of December 31, 2000, Realty had a net operating loss ("NOL") carryforward of approximately $100 million that could be used to reduce Realty's REIT taxable income.

                   MEDITRUST OPERATING COMPANY ("OPERATING")

GENERAL

    Operating is a Delaware corporation, which currently operates the business conducted on Realty's lodging related real estate. Operating does not operate any businesses conducted on, or related to, Realty's healthcare related real estate. As of December 31, 2000, Operating leased 295 properties from Realty and managed a total of 299 hotels. Operating's activities are conducted primarily on real estate either leased or subleased from Realty. Operating neither leases real estate from, nor manages real estate on behalf of, any third-party with the exception of one hotel facility and certain land parcels.

    As previously described, the Companies announced a comprehensive restructuring plan during November 1998 that was designed to clarify the Companies' investment and operating strategy by focusing on the healthcare and lodging business segments. As a result, Operating, together with Realty, sold all of its subsidiaries that operated the businesses conducted on Realty's golf course properties. Accordingly, Operating's business is now focused on the lodging business. A complete discussion of the lodging business is presented in the Companies portion of the Business section of this Joint Annual Report on Form 10-K.

    Operating's principal executive offices are based at 909 Hidden Ridge, Suite 600, Irving, TX, 75038 and its telephone number is (214) 492-6600.

    For a discussion of certain factors that could impact the financial condition, results of operations and/or business of Operating or the successful implementation of the Five Point Plan and each of the respective component parts, you are encouraged to read the section entitled "Certain Factors You Should Consider" beginning on page 63 of this Joint Annual Report on Form 10-K.

INCOME TAX MATTERS

    Operating pays ordinary corporate income taxes on its taxable income. Any income, net of taxes, will be available for retention in Operating's business or for distribution to shareholders as dividends. Any dividends distributed by Operating will be subject to tax at ordinary rates and generally will be eligible for the dividends received deduction for corporate shareholders to the extent of Operating's current or accumulated earnings and profits. However, there is no tax provision which requires Operating to distribute any of its after-tax earnings and Operating does not expect to pay cash dividends in the foreseeable future. Currently, Operating is not paying any federal income taxes due to the operating losses being generated. As of December 31, 2000, Operating had an NOL carryforward of approximately $120 million that can be used to reduce future taxable income.

LEGAL PROCEEDINGS

    Operating is and is likely in the future to be, subject to certain types of litigation, including negligence and other tort claims. The costs and effects of such legal and administrative cases and proceedings (whether civil or criminal), settlements and investigations are indeterminate. The costs and effects of any such legal proceeding could be material to Operating's operations. For further discussion of these issues see Item 3, "Legal Proceedings".

ITEM 2. PROPERTIES

    The following table sets forth certain information as of December 31, 2000 regarding the Companies' healthcare and lodging properties. A description of each type of property follows the table:

                                                                                             ANNUAL
                                                      NUMBER     PURCHASE                  BASE RENT
                                          NUMBER        OF         PRICE         SEE           OR
                                            OF        BEDS/     OR MORTGAGE   REFERENCES    INTEREST
LOCATION                                FACILITIES   ROOMS(1)    AMOUNT(2)      BELOW      PAYMENT(3)
--------                                ----------   --------   -----------   ----------   ----------
                                                                  (000'S)                   (000'S)
HOTELS
Alabama...............................        8        1,005    $   61,921
Arkansas..............................        5          606        31,295          (4)
Arizona...............................       12        1,537       118,680
California............................       17        2,441       196,699          (4)
Colorado..............................       15        1,868       159,733
Florida...............................       34        4,505       350,001          (4)
Georgia...............................       17        2,200       117,494
Illinois..............................        7          919        58,727
Indiana...............................        3          368        20,063
Kansas................................        2          229        12,684          (4)
Kentucky..............................        1          129         6,335
Louisiana.............................       15        2,033       162,533          (4)
Missouri..............................        2          235        13,022
Mississippi...........................        2          245         8,621
North Carolina........................       10        1,307       100,562
Nebraska..............................        1          129         4,939
New Mexico............................        7          834        60,516
Nevada................................        4          623        34,004          (4)
Ohio..................................        1          122         5,118
Oklahoma..............................        8          962        63,678
Pennsylvania..........................        1          128         6,773
South Carolina........................        6          717        41,081
Tennessee.............................       11        1,402        78,147
Texas.................................       98       12,698       863,565          (4)
Utah..................................        4          466        38,102
Virginia..............................        4          508        18,435
Washington............................        3          419        33,323
Wyoming...............................        1          105         3,526
                                            ---       ------    ----------
  TOTAL HOTELS........................      299       38,740    $2,669,577
                                            ---       ------    ----------

LONG-TERM CARE FACILITIES
Alabama...............................        1          230    $    7,759                  $    941
California............................        4          239        51,282          (5)        5,066
Colorado..............................        1          117         9,135         (15)        1,441
Connecticut...........................       12        1,740        95,525          (6)       13,746
Florida...............................        8          840        65,706          (7)        7,730
Indiana...............................        3          343         7,327                       715
Kentucky..............................        1           55        10,000                     1,205
Maryland..............................        1          170        18,188                     2,121
Massachusetts.........................       20        3,248       217,298          (8)       26,648
Michigan..............................        2          212        15,305                       921
Missouri..............................        8        1,168        45,493          (9)        5,041
New Hampshire.........................        7          642        46,599                     3,278

                                                                                             ANNUAL
                                                      NUMBER     PURCHASE                  BASE RENT
                                          NUMBER        OF         PRICE         SEE           OR
                                            OF        BEDS/     OR MORTGAGE   REFERENCES    INTEREST
LOCATION                                FACILITIES   ROOMS(1)    AMOUNT(2)      BELOW      PAYMENT(3)
--------                                ----------   --------   -----------   ----------   ----------
                                                                  (000'S)                   (000'S)
New Jersey............................        6          810    $   68,657                  $  8,578
New York..............................        1            0           110         (15)           41
Ohio..................................        6          623        24,867                     2,811
Pennsylvania..........................        3          381        18,057         (10)        2,268
Washington............................        1           52         5,861                        --
Wisconsin.............................        1          119        13,888                     1,011
West Virginia.........................        7          615        29,100         (11)        2,854
                                            ---       ------    ----------                  --------
  TOTAL LONG-TERM CARE................       93       11,604    $  750,157                  $ 86,416
                                            ---       ------    ----------                  --------

ASSISTED LIVING
Arkansas..............................        2          102    $    7,638                  $    741
Arizona...............................        1           48         4,275                       335
California............................        2          196        16,100                     1,504
Florida...............................        7          498        48,671         (12)        4,561
Kansas................................        2           52            --                        --
Michigan..............................       14          774        70,357         (13)        6,360
Minnesota.............................        5           99         5,927                       540
North Carolina........................        4          232        22,945                     2,098
New York..............................        1           80         9,120                       830
Ohio..................................        6          471        26,661                     2,360
Oklahoma..............................        2           59         6,266                       624
Pennsylvania..........................        4          253        16,954                     1,464
South Carolina........................        2           76         7,870                       719
Tennessee.............................        3          226        16,479                     1,508
Texas.................................       20          793        39,972                     4,181
Virginia..............................        2          134         9,193                       938
Wisconsin.............................       17          364        20,546                     1,899
                                            ---       ------    ----------                  --------
  TOTAL ASSISTED LIVING...............       94        4,457    $  328,974                  $ 30,662
                                            ---       ------    ----------                  --------

MEDICAL OFFICE BUILDINGS
Massachusetts.........................        2                 $    1,850                  $    268
Tennessee.............................        2                     26,212         (15)        2,386
Texas.................................        1                      9,756                       810
                                            ---       ------    ----------                  --------
  TOTAL MEDICAL OFFICE BUILDING.......        5                 $   37,818                  $  3,464
                                            ---       ------    ----------                  --------

ACUTE CARE HOSPITAL
Arizona...............................        1          492    $   65,650                  $  7,222
                                            ---       ------    ----------                  --------

PSYCHIATRIC HOSPITALS AND ALCOHOL AND
  SUBSTANCE ABUSE
California............................        1           61    $    5,750                  $     --
Florida, New York and Oklahoma........        5          564        31,582         (15)        3,492
                                            ---       ------    ----------                  --------
  TOTAL PSYCHIATRIC AND ALCOHOL AND
    SUBSTANCE ABUSE...................        6          625    $   37,332                  $  3,492
                                            ---       ------    ----------                  --------

                                                                                             ANNUAL
                                                      NUMBER     PURCHASE                  BASE RENT
                                          NUMBER        OF         PRICE         SEE           OR
                                            OF        BEDS/     OR MORTGAGE   REFERENCES    INTEREST
LOCATION                                FACILITIES   ROOMS(1)    AMOUNT(2)      BELOW      PAYMENT(3)
--------                                ----------   --------   -----------   ----------   ----------
                                                                  (000'S)                   (000'S)
  TOTAL HEALTHCARE....................      199       17,178    $1,219,931                  $131,256
                                            ---       ------    ----------                  --------

LAND UNDER DEVELOPMENT
California............................                          $      330
Florida...............................                              10,086         (15)     $  1,187
                                                                ----------                  --------
  TOTAL LAND UNDER DEVELOPMENT........                          $   10,416                  $  1,187
                                                                ----------                  --------

OTHER
California............................                          $    3,568         (15)     $    462
                                            ---       ------    ----------                  --------
  TOTAL ALL FACILITIES (14)...........      498       55,918    $3,903,492                  $132,905
                                            ===       ======    ==========                  ========

------------------------

(1) Includes 17,178 total beds for healthcare facilities and 38,740 rooms for hotels. The La Quinta hotels had an average occupancy of 63.4% for the year ended December 31, 2000. Based upon information provided by the operators of the healthcare facilities, the average occupancy of Realty's portfolio of operating healthcare facilities, including start-up facilities, for the year ended December 31, 2000, was as follows: 88% long-term care facilities, 78% alcohol and substance abuse treatment facilities, 81% assisted living and 58% acute care hospitals. Generally, average occupancy rates are determined by dividing the number of days or occupied rooms in each period by the average number of licensed bed days or available rooms during such period.

(2) Represents purchase price or mortgage amount at December 31, 2000 for operating facilities and the funded amounts for facilities under construction.

(3) The annual base rent/interest payments under the healthcare leases or mortgages are generally projected to be approximately 9%-13% of the purchase price or mortgage amount, in accordance with the terms of the respective agreements. Base rent excludes additional and percentage rent and interest. Additional and percentage rent, interest and other fees earned by the facilities listed above for the year ended December 31, 2000 was an aggregate of $7,050,000. Additional and percentage rent and interest are calculated based upon a percentage of a facility's revenues over an agreed upon base amount or an automatic annual escalation. Amounts listed in the table above represent contractual base rent or interest. See page 58 for a detail on actual payments received from operators in bankruptcy during the year ended December 31, 2000.

(4) The total amount of annual base rent paid to third-parties related to lodging facilities in these states for the year ended December 31, 2000 was $1,150,000.

(5) Includes permanent mortgage loans of $24,724,000.

(6) Includes permanent mortgage loans of $16,316,000.

(7) Includes permanent mortgage loans of $15,921,000.

(8) Includes permanent mortgage loans of $47,621,000.

(9) Includes permanent mortgage loans of $36,696,000.

(10) Includes a permanent mortgage loan of $6,525,000.

(11) Includes permanent mortgage loans of $11,900,000.

(12) Includes a permanent mortgage loan of $25,867,000.

(13) Includes permanent mortgage loans of $9,948,000.

(14) Investments by Realty in facilities operated by Sun, Alterra and Harborside represented 9%, 4% and 3%, respectively, of Realty's total portfolio as of December 31, 2000.

(15) Permanent mortgage loans.

DESCRIPTION OF TYPES OF PROPERTIES

HOTELS

    La Quinta hotels appeal to guests who desire high-quality rooms, convenient locations and attractive prices, but who do not require banquet and convention facilities, in-house restaurants, cocktail lounges or room service.

    The Inn & Suites hotels offer rooms designed to accommodate the needs of the guest, irrespective of the purpose or length of the stay. The King Plus Extra rooms and deluxe two-room suites include features that may be desirable for longer stays. In addition, the Inn & Suites hotels offer fitness centers and courtyards with gazebos and spas. Typically, food service for La Quinta guests is provided by adjacent, freestanding restaurants.

    To maintain the overall quality of La Quinta's hotels, each hotel undergoes refurbishments and capital improvements as needed. Historically, refurbishing has been provided at intervals of five to seven years, based on an annual review of the condition of each hotel. La Quinta spent approximately $36,304,000 in capital improvements to existing hotels during the fiscal year 2000. La Quinta has invested approximately $305,660,000 in maintenance and renovation improvements to existing La Quinta Inns and Inn & Suites during the period 1996-2000. As a result of these expenditures, La Quinta believes it has been able to maintain a chain-wide quality of rooms and common areas at its hotels superior to other mid-priced hotel chains.

LONG-TERM CARE (SKILLED NURSING) FACILITIES

    The long-term care facilities offer restorative, rehabilitative and custodial nursing care for patients not requiring the more extensive and sophisticated treatment available at acute care hospitals. The facilities are designed to provide custodial care and to supplement hospital care and many have transfer agreements with one or more acute care hospitals.

ASSISTED LIVING FACILITIES

    The assisted living facilities provide a combination of housing, supportive services, personalized assistance and healthcare designed to respond to individual needs for daily living activities. Support services are generally available 24 hours a day to meet scheduled and unscheduled needs.

MEDICAL OFFICE BUILDINGS

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

ACUTE CARE HOSPITALS

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

ALCOHOL AND SUBSTANCE ABUSE TREATMENT FACILITIES

    These facilities provide inpatient treatment for alcohol and substance abuse, including medical evaluation, detoxification and rehabilitation. Specialized programs offer treatment for adults, adolescents, families and chronic abusers.

PSYCHIATRIC HOSPITALS

    The psychiatric hospitals offer comprehensive, multidisciplinary adult, adolescent and substance abuse psychiatric programs. Patients are evaluated upon admission and an individualized treatment plan is developed. Elements of the treatment plan include individual, group and family therapy, activity therapy, educational programs and career and vocational planning.

OTHER HEALTHCARE INVESTMENTS

    At various dates between July 1996 and August 1998, Realty invested approximately $57,204,000 in exchange for 26,606,000 shares of common stock, representing 19.99% of NHP Plc, a property investment group that specializes in the financing, through sale/leaseback transactions, of nursing homes located in the United Kingdom. Realty does not have the right to vote more than 9.99% of the shares of common stock of NHP Plc. As of September 30, 2000 (NHP Plc's year-end), NHP Plc had invested approximately L669,200,000 in 378 nursing homes with a total of approximately 18,960 beds. The facilities are leased to 25 different nursing home operators in the United Kingdom with terms and conditions similar to those contained in Realty's leases. At December 31, 2000, the book value of this investment was $7,759,000. A charge to earnings of $49,445,000 was recorded during 2000 to reflect the other-than-temporary decline in the market value of this security (See Note 7 to the Combined Financial Statements). On January 22, 2001, the Companies sold their investment in NHP Plc for net proceeds of $7,737,000 and recorded a charge to earnings of $22,000 in the 2001 financial statements.

    Realty also has an investment of 1,081,000 shares of capital stock in Balanced Care Corporation, a healthcare operator. This investment had a market value of $271,000 at December 31, 2000. A charge to earnings of $834,000 was recorded in 2000 to reflect the difference between the initial cost of this investment of $1,105,000 and the current market price.

LEASES

HOTEL FACILITIES

    Generally, each hotel facility, which includes the land, related easements and rights, buildings, improvements, furniture, fixtures and equipment (the "Leased Hotel Properties") that is owned by Realty is leased to Operating pursuant to long-term lease arrangements.

    The lease agreements have fixed terms of five years. Realty's gross real estate investment in the Leased Hotel Properties aggregates approximately $2,648,535,000 at December 31, 2000. The base rents range from 3.5% to 15.5% per annum of Realty's equity investment in the Leased Hotel Properties. The hotel facility lease arrangements between Realty and Operating include quarterly base or minimum rents plus contingent or percentage rents based on quarterly gross revenue thresholds for each of the Leased Hotel Properties. Rent in the aggregate was $278,379,000 for the year ended December 31, 2000, of which $58,567,000 was payable to Realty at December 31, 2000.

    Operating is required to pay rent and all operating expenses of the Leased Hotel Properties while Realty assumes costs attributable to real estate taxes and insurance. Operating is required to provide for all repairs, replacements and alterations to the Leased Hotel Properties that are not considered capital additions or material structural work, as defined in the lease agreements. Realty provides for all capital additions and material structural work.

HEALTHCARE FACILITIES

    Generally, each healthcare facility, which includes the land, related easements and rights, buildings, improvements and fixtures, (the "Leased Healthcare Properties") that is owned by Realty is leased pursuant to a long-term triple net lease (collectively, the "Leases"), which typically contains terms as outlined below. Leased Healthcare Properties usually do not include major movable equipment.

    The Leases generally have a fixed term of approximately 10 years and contain multiple renewal options. Some Leases are subject to earlier termination upon the occurrence of certain contingencies as described in the Lease.

    Realty's Leased Healthcare Properties before valuation allowance aggregated approximately $805,236,000 as of December 31, 2000. The base rents range from approximately 8% to 20% per annum of Realty's equity investment in the Leased Healthcare Properties. The base rents for the renewal periods are generally fixed rents for the initial renewal periods and market rates for later renewal periods. All Leases provide for either an automatic fixed annual rent escalation or additional variable rents in addition to the base rent, based on revenues exceeding specified base revenues.

    Each Lease is a triple net lease requiring the lessee to pay rent and all additional charges incurred in the operation of the Leased Healthcare Property. The lessees are required to repair, rebuild and maintain the Leased Healthcare Properties as well as pay insurance and taxes on the facility.

    The obligations under the Leases are generally guaranteed by the parent corporation of the lessee, if any, or affiliates or individual principals of the lessee. Some obligations are further backed by letters of credit, cash collateral or pledges of certificates of deposit from various financial institutions which may cover up to one full year's lease payments and which remain in effect until the expiration of a fixed time period or the fulfillment of certain performance criteria. Generally, multiple leases with one operator are cross-collateralized and contain cross-default positions tied to each of the operator's other leases with Realty.

    Realty also obtains other credit enhancement devices similar to those it may obtain with respect to mortgage loans. See "Mortgage Loans" below for a description.

    With respect to two of the Leased Healthcare Properties, Realty leases the land pursuant to ground leases and subleases the land to the operator of the Leased Healthcare Property. Such subleases contain terms substantially similar to those found in the Leases.

MORTGAGE LOANS

    Realty's mortgage loan program is comprised of secured loans which are structured to provide Realty with interest income, additional interest based upon the revenue growth of the operating facility or a fixed rate increase, principal amortization and commitment fees. Virtually all of the approximately $276,211,000 mortgage loans at face value before valuation allowance as of December 31, 2000 are first mortgage loans.

    The interest rates on Realty's investments in mortgage loans for operating facilities range from approximately LIBOR plus 1% to 12% per annum on the outstanding balances. The yield to Realty on mortgage loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan, the amount of the commitment fee charged at the inception of the loan, the interest rate adjustments and the additional interest earned.

    The mortgage loans for operating facilities made through December 31, 2000 are generally subject to 10-year terms with up to 20 to 30-year amortization schedules that provide for a balloon payment of the outstanding principal balance at the end of the tenth year. Some of the mortgages include an interest adjustment in the fifth year which generally provides for interest to be charged at the greater of the current interest rate or 300 to 400 basis points over the five-year United States Treasury securities' yield at the time of adjustment.

    Realty requires a variety of additional forms of security and collateral beyond that which is provided by the lien of the mortgage, including one or more of the following items: (a) a guaranty of the complete payment and performance of all obligations associated with each mortgage loan from the borrower's parent corporation, if any, other affiliates of the borrower and/or one or more of the individual principals controlling such borrower; (b) a collateral assignment from the borrower of the leases and the rents relating to the mortgaged property; (c) a collateral assignment from the borrower of all permits, licenses, approvals and contracts relating to the operation of the mortgaged property; (d) a pledge of all, or substantially all, of the equity interest held in the borrower; (e) cash collateral or a pledge of a certificate of deposit, for a negotiated dollar amount typically equal to three months to one year's principal and interest on the loan (which cash collateral or pledge of certificate of deposit typically remains in effect until the later to occur of
(i) three years after the closing of the mortgage loan or (ii) the achievement by the facility of an agreed-upon cash flow debt coverage ratio for three consecutive fiscal quarters and, in the event that after the expiration of the letter of credit or pledge of certificate of deposit, the agreed-upon financial covenants are not maintained throughout the loan term, the borrower is often required to reinstate the cash collateral or pledge of certificate of deposit);
(f) an agreement by any affiliate of the borrower or operator of the facility to subordinate all payments due to it from the borrower to all payments due to Realty under the mortgage loan and (g) a security interest in all of the borrower's personal property, including, in some instances, the borrower's accounts receivable. In addition, the mortgage loans are generally cross-defaulted and cross-collateralized with any other mortgage loans, leases or other agreements between the borrower or any affiliate of the borrower and Realty.

                             ENVIRONMENTAL MATTERS

    Under various federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of investigation, removal or remediation of such substances may be substantial and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of a release of such substances at a disposal treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials ("ACMs") into the air and third-parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Companies may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, be potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property.

ITEM 3. LEGAL PROCEEDINGS

    The Companies are party to a number of other claims and lawsuits arising out of the normal course of business. The Companies believe that none of these claims or pending lawsuits, either individually or in the aggregate, will have a material adverse affect on its businesses or on its consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to the Companies' shareholders during the fourth quarter of the year ended December 31, 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANTS

    The following information relative to Realty's executive officers is given as of March 28, 2001:

NAME                             AGE                        POSITION WITH REALTY
-----------------------------  --------   ---------------------------------------------------------
Clive D. Bode................     57      Chairman

Francis W. Cash..............     59      President, Chief Executive Officer and Director

David L. Rea.................     40      Executive Vice President, Chief Financial Officer and
                                          Treasurer

Michael F. Bushee............     43      Chief Operating Officer

John F. Schmutz..............     53      Senior Vice President and General Counsel

Debora A. Pfaff..............     38      Vice President of Operations

Richard W. Pomroy............     43      Vice President of Development

    CLIVE D. BODE has been Chairman of the Board of Realty since October 1999. Mr. Bode has been a special advisor to certain members of the Bass family of Fort Worth, Texas for the past 10 years. Mr. Bode is also a director of Kelly, Hart & Hallman, a Fort Worth based law firm.

    FRANCIS W. CASH has been President and Chief Executive Officer of Realty since April 2000. Prior to that, he served as Chairman, President and CEO of Mariner Post-Acute Network, the nation's second-largest nursing home company, which operates more than 400 nursing homes nationwide. From 1995 through 1999, Mr. Cash served as Chairman, President and CEO of Red Roof Inns, Inc., one of the leading economy lodging chains in the United States. From 1992 through 1995, he served as President, Chief Operating Officer and Director of NovaCare Inc., the nation's largest rehabilitation management services company. Prior to 1992, Mr. Cash served for 18 years in a variety of senior management positions with the Marriott Corporation.

    DAVID L. REA has been Executive Vice President, Chief Financial Officer and Treasurer of Realty since December 2000. Most recently, Mr. Rea served as CFO of the start-up business to business e-commerce company, SingleSourceIT.com. Prior to that he was with Red Roof Inns, Inc. from 1996 through 1999, where he served in various roles including Executive Vice President, CFO and Treasurer. From 1995 through 1996, he served as Vice President of Finance at DeBartolo Realty Corporation and held various investment management related positions with T. Rowe Price Associates from 1986 through 1995.

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

    JOHN F. SCHMUTZ has been Senior Vice President, General Counsel and Secretary of Realty since July 2000. Prior to that, he was Senior Vice President, General Counsel and Secretary of Operating and La Quinta since January 1999. From 1992 to 1999, he was Vice President-General Counsel and Secretary of La Quinta. Mr. Schmutz served as Vice President-General Counsel of Sbarro, Inc. from May 1991 to June 1992 and as Vice President-Legal of Hardee's Food Systems, Inc. from April 1983 to May 1991.

    DEBORA A. PFAFF, a Certified Public Accountant, has been Vice President of Operations of Realty since October 1995 and has been Realty's Director of Operations since September 1992. Ms. Pfaff was previously a Senior Manager with KPMG Peat Marwick where she was employed from 1985 to 1992.

    RICHARD W. POMROY has been Vice President of Development of Realty since October 1997 and has been Director of Development of Realty since 1994. Prior to joining Realty, he was a project manager at Continuum Care Corporation, an operator of healthcare facilities. Mr. Pomroy began his career in the real estate industry as an architectural project manager and gained additional property management experience as senior project manager and later as Vice President of Construction for several Boston area general contracting firms.

    The following information relative to Operating's executive officers is given as of March 28, 2001:

NAME                             AGE                       POSITION WITH OPERATING
-----------------------------  --------   ---------------------------------------------------------
Clive D. Bode................     57      Chairman

Francis W. Cash..............     59      President, Chief Executive Officer and Director

David L. Rea.................             Executive Vice President, Chief Financial Officer and
                                  40      Treasurer

Alan L. Tallis...............     54      Executive Vice President and Chief Development Officer

A. John Novak................     48      Senior Vice President and Chief Information Officer

John F. Schmutz..............     53      Senior Vice President, General Counsel and Secretary

Vito J. Stellato.............     48      Senior Vice President-Human Resources

Brent A. Spaeth..............     50      Group Vice President-Operations

Wayne B. Goldberg............     40      Group Vice President-Operations

Stephen T. Parker............     55      Senior Vice President-Sales and Marketing

    CLIVE D. BODE has been Chairman of the Board of Operating since
October 1999. Mr. Bode has been a special advisor to certain members of the Bass family of Fort Worth, Texas for the past 10 years. Mr. Bode is also a director of Kelly, Hart & Hallman, a Fort Worth based law firm.

    FRANCIS W. CASH has been President and Chief Executive Officer of Operating since April 2000. Prior to that, he served as Chairman, President and CEO of Mariner Post-Acute Network, the nation's second-largest nursing home company, which operates more than 400 nursing homes nationwide. From 1995 through 1999, Mr. Cash served as Chairman, President and CEO of Red Roof Inns, Inc., one of the leading economy lodging chains in the United States. From 1992 through 1995, he served as President, Chief Operating Officer and Director of NovaCare Inc., the nation's largest rehabilitation management services company. Prior to 1992, Mr. Cash served for 18 years in a variety of senior management positions with the Marriott Corporation.

    DAVID L. REA has been Executive Vice President, Chief Financial Officer and Treasurer of Operating since June 2000. Most recently, Mr. Rea served as CFO of the start-up business to business e-commerce Company, SingleSourceIT.com. Prior to that he was with Red Roof Inns, Inc. from 1996 through 1999, where he served in various roles including Executive Vice President, CFO and Treasurer. From 1995
through 1996, he served as Vice President of Finance at DeBartolo Realty Corporation and held various investment management related positions with T. Rowe Price Associates from 1986 through 1995.

    ALAN L. TALLIS has been Executive Vice President-Chief Development Officer of La Quinta Inns, Inc. since July 2000. He is a 24-year veteran of the lodging industry and previously served in various executive positions with La Quinta from 1980 to 1992. Prior to returning to La Quinta in 2000, Mr. Tallis served as Executive Vice President-Development and General Counsel of Red Roof Inns, Inc. and Managing Director of Tallis & Associates.

    A. JOHN NOVAK has served as Senior Vice President and Chief Information Officer of La Quinta since January 2001. Prior to joining La Quinta, Mr. Novak was Senior Vice President and Chief Information Officer for Resort Condominiums International (RCI), a division of Cendant Corporation, beginning in April 1999. He served as Vice President of Lodging Property Systems for Marriott International from 1996 to 1999. Mr. Novak also served as Vice President of Resorts and Sales Systems for Walt Disney World Company from 1990 until 1996.

    JOHN F. SCHMUTZ has been Senior Vice President, General Counsel and Secretary of Operating since July 2000. Prior to that, he was Senior Vice President, General Counsel and Secretary of Operating and La Quinta since January 1999. From 1992 to 1999, he was Vice President-General Counsel and Secretary of La Quinta. Mr. Schmutz served as Vice President-General Counsel of Sbarro, Inc. from May 1991 to June 1992 and as Vice President-Legal of Hardee's Food Systems, Inc. from April 1983 to May 1991.

    VITO J. STELLATO has been the Senior Vice President of Human Resources of the lodging division of Operating since December 1998. Prior to that, he was Vice President of Human Resources for Harrah's Entertainment, Inc. at their Las Vegas and New Orleans properties. Mr. Stellato was Vice President of Human Resources for Embassy Suites Hotels and has also held positions with Holiday Inn and the U.S. Office of Personnel Management.

    BRENT A. SPAETH has been Group Vice President of Operations since
August 2000. Prior to that he was Regional Vice President of the Inn & Suites in the Western Regions and Divisional Vice President for the Central Division of La Quinta Inns from May 1997 through July 2000. Mr. Spaeth has been with La Quinta Inns since February of 1989. He formerly held various regional operations positions with the Drury and Holiday Inn corporations and has been in the hotel industry since 1972.

    WAYNE B. GOLDBERG has been Group Vice President of Operations for La Quinta Inns since July 2000 and has 21 years of experience in the hospitality industry. Prior to joining La Quinta Inns, Mr. Goldberg was Chief Operating Officer for BridgeStreet Accommodations, one of the leading corporate housing providers worldwide. Prior to BridgeStreet, Mr. Goldberg spent over 20 years at Red Roof Inns Inc., one of the leading economy lodging chains in the United States.
Mr. Goldberg served in various roles at Red Roof Inns, including: Group Vice President, District Vice President, Regional Manager, Area Manager and General Manager.

    STEPHEN T. PARKER has served as Senior Vice President of Sales and Marketing since May 2000. From August 1999 to May 2000, he was a hospitality/marketing consultant in Phoenix, Arizona. From March 1997 until August 1999, Mr. Parker served as Senior Vice President, Sales and Marketing for Red Roof Inns, Inc. He served as Vice President, Marketing for North America for Choice Hotels International, Inc. in Silver Spring, Maryland from October 1986 until
March 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PAIRED SHARES OF COMMON STOCK

MARKET INFORMATION

    The Companies' common shares are paired and trade together on the New York Stock Exchange under the symbol "MT." The following table sets forth, for the periods shown, the high and low sales prices for the common shares (as reported on the New York Stock Exchange Composite Tape) as adjusted for the La Quinta and Cobblestone Golf Group Mergers:

                                 2000                                                1999
                          -------------------                                 -------------------
QUARTER                     HIGH       LOW          QUARTER                     HIGH       LOW
-------                   --------   --------       -------                   --------   --------
First...................   $6.88      $1.88         First...................   $16.25     $11.56
Second..................   $3.75      $1.88         Second..................   $14.19     $11.38
Third...................   $3.56      $2.06         Third...................   $13.00     $ 8.00
Fourth..................   $3.69      $2.31         Fourth..................   $ 8.50     $ 5.44

HOLDERS OF RECORD

    There were approximately 11,984 holders of record of the Companies' paired common shares as of March 28, 2001. Included in the number of shareholders of record are paired common shares held in "nominee" or "street" name.

DIVIDENDS

    Realty did not make any distributions on the paired common shares during the fiscal year ended December 31, 2000.

    Pursuant to the Code Section 857(b)(3)(C), for the year ended December 31, 1999, Realty designated the following cash distributions to holders of Realty common shares as capital gains dividends, in the amounts set forth below:

                                                                                         NON-TAXABLE
DATE                     DATE OF                 PER SHARE    ORDINARY    25% CAPITAL     RETURN OF
DECLARED                 RECORD      PAY DATE      AMOUNT      INCOME         GAIN         CAPITAL
--------                ---------   ----------   ----------   ---------   ------------   ------------
 14-Jan-99              29-Jan-99   16-Feb-99     $0.46000    $0.41544      $0.00130       $0.04326
 14-Apr-99              30-Apr-99   14-May-99      0.46000     0.41544       0.00130        0.04326
 12-Jul-99              30-Jul-99   16-Aug-99      0.46000     0.41544       0.00130        0.04326
 15-Oct-99              29-Oct-99   15-Nov-99      0.46000     0.41544       0.00130        0.04326
                                                  --------    --------      --------       --------
  Total                                           $1.84000    $1.66176      $0.00520       $0.17304
                                                  ========    ========      ========       ========
 Percentage....                                        100%      90.31%         0.28%          9.41%

    Cash flows from operating activities available for distribution to shareholders of Realty are derived primarily from the rental payments and interest payments derived from its real estate investments. All distributions are made by Realty at the discretion of the Board of Directors and will depend on the earnings of Realty, its financial condition and such other factors as the Directors deem relevant. In order to qualify for the beneficial tax treatment accorded to REITs by Sections 856 to 860 of the Code, Realty is generally required each year to distribute to its preferred and common shareholders at least 95% (90% commencing in 2001) of its taxable income, excluding any net capital gain.

SERIES A PREFERRED STOCK

MARKET INFORMATION

    On June 10, 1998, Realty issued 7,000,000 depositary shares (the "Series A Depositary Shares"). Each Series A Depositary Share represents one-tenth of a share of 9% Series A Cumulative Redeemable Preferred Stock with a par value of $0.10 per share ("Series A Preferred Stock"). The following table sets forth, for the periods shown, the high and low sales prices for the shares:

                                2000                                               1999
                         -------------------                                -------------------
QUARTER                    HIGH       LOW          QUARTER                    HIGH       LOW
-------                  --------   --------       -------                  --------   --------
First..................   $14.69     $ 9.92        First..................   $22.31     $19.44
Second.................   $13.63     $10.13        Second.................   $22.25     $19.13
Third..................   $16.50     $12.88        Third..................   $21.44     $14.88
Fourth.................   $15.88     $14.00        Fourth.................   $15.63     $11.81

HOLDERS OF RECORD

    There were approximately 225 holders of record of Realty's Series A Depositary Shares as of March 28, 2001. Included in the number of holders of record are Series A Depositary Shares held in "nominee" or "street" name.

DIVIDENDS

    Pursuant to the Code Section 857(b)(3)(C), for the year ended December 31, 2000, Realty designates that the following cash distributions to its holders of Series A Depositary Shares represent non-taxable returns of capital:

                         DATE OF                  PER SHARE       NON-TAXABLE
DATE DECLARED             RECORD      PAY DATE      AMOUNT     RETURN OF CAPITAL
-------------           ----------   ----------   ----------   -----------------
 03-Mar-00              15-Mar-00    31-Mar-00    $ 0.56250        $ 0.56250
 01-Jun-00              15-Jun-00    30-Jun-00      0.56250          0.56250
 05-Sep-00              15-Sep-00    30-Sep-00      0.56250          0.56250
                                                  ---------        ---------
 Total                                            $ 1.68750        $ 1.68750
                                                  =========        =========
 Percentage                                             100%             100%

    On January 2, 2001, Realty paid dividends to holders of record on December 15, 2000 on the 9% Series A Cumulative Redeemable Preferred Stock of $0.5625 per share. Realty will designate the distributions depending on the earnings of Realty for the year ended December 31, 2001.

    Pursuant to the Code Section 857(b)(3)(C), for the year ended December 31, 1999, Realty designated the following cash distributions to its holders of Series A Depositary Shares as capital gains dividends, in the amount set forth below:

DATE                     DATE OF                  PER SHARE    ORDINARY    25% CAPITAL
DECLARED                  RECORD      PAY DATE      AMOUNT      INCOME         GAIN
--------                ----------   ----------   ----------   ---------   ------------
 05-Mar-99              15-Mar-99    31-Mar-99     $0.56250    $0.56075      $0.00175
 01-Jun-99              15-Jun-99    30-Jun-99      0.56250     0.56075       0.00175
 01-Sep-99              15-Sep-99    30-Sep-99      0.56250     0.56075       0.00175
 03-Dec-99              15-Dec-99    31-Dec-99      0.56250     0.56075       0.00175
                                                   --------    --------      --------
 Total                                             $2.25000    $2.24300      $0.00700
                                                   ========    ========      ========
 Percentage                                             100%      99.69%         0.31%

ITEM 6. SELECTED FINANCIAL INFORMATION

    The following data sets forth certain financial information for the Companies, Realty and Operating. This information is based on and should be read in conjunction with the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto appearing elsewhere in this Joint Annual Report on Form 10-K.

                          FOR THE MEDITRUST COMPANIES

                                                                           YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------------------------
                                                             2000        1999        1998        1997        1996
                                                          ----------   ---------   ---------   ---------   ---------
                                                                                (IN THOUSANDS)
OPERATING DATA:
Revenue.................................................  $  822,838   $911,981    $ 639,377   $289,038    $254,024
Expenses:
  Hotel operations......................................     321,630    283,988      119,584         --          --
  Depreciation and amortization.........................     150,138    135,853       87,228     26,838      21,651
  Amortization of goodwill..............................      22,755     21,470       13,265      2,349       1,556
  Interest..............................................     186,951    244,973      178,458     87,412      64,216
  Rental property operations............................      28,895     36,517       15,638        210
  General and administrative............................      49,985     32,826       27,098     10,257       8,625
  Impairment of real estate assets......................     183,698     63,170       63,954         --          --
  Provision for loss on equity securities...............      50,279         --           --         --          --
  Other.................................................      32,901     45,814       46,355         10          --
  Loss (gain) on sale of assets and securities, net.....     130,536    (12,042)     (48,483)        --          --
                                                          ----------   --------    ---------   --------    --------
    Total operating expenses............................   1,157,768    852,569      503,097    127,076      96,048
                                                          ----------   --------    ---------   --------    --------
(Loss) income from continuing operations before income
  taxes and extraordinary income........................    (334,930)    59,412      136,280    161,962     157,976
Income tax expense (benefit)............................         629         --       (4,800)        --          --
                                                          ----------   --------    ---------   --------    --------
(Loss) income from continuing operations................    (335,559)    59,412      141,080    161,962     157,976
Discontinued operations, net............................          --     30,413     (294,227)       450          --
                                                          ----------   --------    ---------   --------    --------
Net (loss) income before extraordinary item.............    (335,559)    89,825     (153,147)   162,412     157,976
Gain on early extinguishments of debt...................       1,403         --           --         --          --
                                                          ----------   --------    ---------   --------    --------
Net (loss) income.......................................    (334,156)    89,825     (153,147)   162,412     157,976
Preferred stock dividends...............................     (18,000)   (16,283)      (8,444)        --          --
                                                          ----------   --------    ---------   --------    --------
Net (loss) income available to Paired Common
  Shareholders..........................................  $ (352,156)  $ 73,542    $(161,591)  $162,412    $157,976
                                                          ==========   ========    =========   ========    ========

PER SHARE DATA:
Basic (loss) earnings per Paired Common Share:
(Loss) income from continuing operations................  $    (2.36)  $   0.41    $    1.17   $   2.13    $   2.21
Discontinued operations, net............................          --       0.22        (2.44)      0.01          --
                                                          ----------   --------    ---------   --------    --------
Net (loss) income before extraordinary item.............       (2.36)      0.63        (1.27)      2.14        2.21
Gain on early extinguishments of debt...................        0.01         --           --         --          --
                                                          ----------   --------    ---------   --------    --------
Net (loss) income.......................................       (2.35)      0.63        (1.27)      2.14        2.21
Preferred stock dividends...............................       (0.13)     (0.11)       (0.07)        --          --
                                                          ----------   --------    ---------   --------    --------
Net (loss) income available to Paired Common
  Shareholders..........................................  $    (2.48)  $   0.52    $   (1.34)  $   2.14    $   2.21
                                                          ==========   ========    =========   ========    ========

                          FOR THE MEDITRUST COMPANIES

                                                                        YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------------------
                                                       2000          1999          1998         1997        1996
                                                    -----------   -----------   -----------   ---------   ---------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Diluted (loss) earnings per Paired Common Share:
(Loss) income from continuing operations..........  $     (2.36)  $      0.41   $      1.12   $    2.12   $    2.20
Discontinued operations, net......................           --          0.21         (2.35)         --          --
                                                    -----------   -----------   -----------   ---------   ---------
Net (loss) income before extraordinary item.......        (2.36)         0.62         (1.23)       2.12        2.20
Gain on early extinguishments of debt.............         0.01            --            --          --          --
                                                    -----------   -----------   -----------   ---------   ---------
Net (loss) income.................................        (2.35)         0.62         (1.23)       2.12        2.20
Preferred stock dividends.........................        (0.13)        (0.11)        (0.06)         --          --
                                                    -----------   -----------   -----------   ---------   ---------
Net (loss) income available to Paired Common
  shareholders....................................  $     (2.48)  $      0.51   $     (1.29)  $    2.12   $    2.20
                                                    ===========   ===========   ===========   =========   =========
Weighted average shares outstanding:
Basic.............................................      141,854       142,783       120,515      76,070      71,445
Diluted...........................................      141,854       142,907       125,508      76,524      71,751
Distributions paid................................  $        --   $      1.84   $      3.34   $    2.38   $    2.31
Cash Flow Data:
Cash provided by operating activities.............  $   220,711   $   230,178   $   176,171   $ 184,412   $ 188,551
Cash provided by (used in) investing activities...      832,534       575,948    (1,104,060)   (571,325)   (437,150)
Cash (used in) provided by financing activities...   (1,021,472)   (1,104,362)    1,189,613     387,919     247,077

                                                                        YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------------------
                                                       2000          1999        1998 (B)     1997 (B)    1996 (B)
                                                    -----------   -----------   -----------   ---------   ---------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
EBITDA by Segment (a)
Lodging...........................................      222,022       274,549       122,888          --          --
Healthcare........................................      197,881       281,388       318,182     278,571     245,399
Other.............................................        2,425           963            --          --          --
                                                    -----------   -----------   -----------   ---------   ---------
Total EBITDA......................................  $   422,328   $   556,900   $   441,070   $ 278,571   $ 245,399
                                                    ===========   ===========   ===========   =========   =========

------------------------------

(a) EBITDA is defined as income from continuing operations plus interest, income taxes, depreciation and amortization; adjusted for loss or gain on sale of assets, other income, impairment provisions, provision for loss on equity securities and other expenses.

(b) Financial results for 1996 and 1997 do not include results from La Quinta. Financial results for 1998 include La Quinta results for the period from the date of the La Quinta Merger, July 17, through December 31.

                                                                             DECEMBER 31,
                                                    --------------------------------------------------------------
                                                       2000         1999         1998         1997         1996
                                                    ----------   ----------   ----------   ----------   ----------
                                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Real estate investments, net......................  $3,352,676   $4,672,659   $5,086,736   $2,935,772   $2,188,078
Total assets......................................   4,093,147    5,467,757    6,459,551    3,280,283    2,316,875
Indebtedness......................................   1,590,459    2,597,438    3,301,722    1,377,438      858,760
Total liabilities.................................   1,770,336    2,794,544    3,508,623    1,454,544      931,934
Total shareholders' equity........................   2,322,811    2,673,213    2,950,928    1,825,739    1,384,941

                           FOR MEDITRUST CORPORATION

                                                                            YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------------------------
                                                             2000        1999        1998        1997        1996
                                                           ---------   ---------   ---------   ---------   ---------
                                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
OPERATING DATA:
Revenue..................................................  $ 522,089   $608,166    $ 518,872   $289,119    $254,024
Expenses:
  Hotel operations.......................................      5,377      4,723        2,060         --          --
  Depreciation and amortization..........................    135,414    128,642       84,327     26,838      21,651
  Amortization of goodwill...............................     21,977     20,723       12,505      2,214       1,556
  Interest...............................................    186,457    246,413      178,374     87,412      64,216
  Rental property operations.............................     28,895     36,517       15,638        210          --
  General and administrative.............................     19,017     13,968       18,374     10,111       8,625
  Impairment of real estate assets.......................    183,698     63,170       63,954         --          --
  Provision for loss on equity securities................     50,279         --           --         --          --
  Other..................................................     32,901     16,138       31,192         10          --
  Loss (gain) on sale of assets and securities, net......    131,513    (12,042)     (48,483)        --          --
                                                           ---------   --------    ---------   --------    --------
    Total operating expenses.............................    795,528    518,252      357,941    126,795      96,048
                                                           ---------   --------    ---------   --------    --------
(Loss) income from continuing operations before income
  taxes and discontinued operations......................   (273,439)    89,914      160,931    162,324     157,976
Income tax expense.......................................        629         --           --         --          --
                                                           ---------   --------    ---------   --------    --------
(Loss) income from continuing operations.................   (274,068)    89,914      160,931    162,324     157,976
Discontinued operations, net.............................         --     40,216     (295,875)       688          --
                                                           ---------   --------    ---------   --------    --------
Net (loss) income before extraordinary item..............   (274,068)   130,130     (134,944)   163,012     157,976
Gain on early extinguishments of debt....................      1,403         --           --         --          --
                                                           ---------   --------    ---------   --------    --------
Net (loss) income........................................   (272,665)   130,130     (134,944)   163,012     157,976
Preferred stock dividends................................    (18,000)   (16,283)      (8,444)        --          --
                                                           ---------   --------    ---------   --------    --------
Net (loss) income available to Paired Common
  Shareholders...........................................  $(290,665)  $113,847    $(143,388)  $163,012    $157,976
                                                           =========   ========    =========   ========    ========
PER SHARE DATA:
Basic (loss) earnings per Paired Common Share:
(Loss) income from continuing operations.................  $   (1.91)  $   0.62    $    1.32   $   2.13    $   2.21
Discontinued operations, net.............................         --       0.28        (2.43)      0.01          --
                                                           ---------   --------    ---------   --------    --------
Net (loss) income before extraordinary item..............      (1.91)      0.90        (1.11)      2.14        2.21
Gain on early extinguishments of debt....................       0.01         --           --         --          --
                                                           ---------   --------    ---------   --------    --------
Net (loss) income........................................      (1.90)      0.90        (1.11)      2.14        2.21
Preferred stock dividends................................      (0.13)     (0.11)       (0.07)        --          --
                                                           ---------   --------    ---------   --------    --------
Net (loss) income available to Paired Common
  Shareholders...........................................  $   (2.03)  $   0.79    $   (1.18)  $   2.14    $   2.21
                                                           =========   ========    =========   ========    ========

                           FOR MEDITRUST CORPORATION

                                                                        YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------------------
                                                       2000          1999          1998         1997        1996
                                                    -----------   -----------   -----------   ---------   ---------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Diluted (loss) earnings per Paired Common Share
(Loss) income from continuing operations..........  $     (1.91)  $      0.62   $      1.27   $    2.11   $    2.20
Discontinued operations, net......................           --          0.28         (2.33)       0.01          --
                                                    -----------   -----------   -----------   ---------   ---------
Net (loss) income before extraordinary item.......        (1.91)         0.90         (1.06)       2.12        2.20
Gain on early extinguishments of debt.............         0.01            --            --          --          --
                                                    -----------   -----------   -----------   ---------   ---------
Net (loss) income.................................        (1.90)         0.90         (1.06)       2.12        2.20
Preferred stock dividends.........................        (0.13)        (0.11)        (0.07)         --          --
                                                    -----------   -----------   -----------   ---------   ---------
Net (loss) income available to Paired Common
  shareholders....................................  $     (2.03)  $      0.79   $     (1.13)  $    2.12   $    2.20
                                                    ===========   ===========   ===========   =========   =========
Weighted average shares outstanding:
Basic.............................................      143,159       144,088       121,820      76,274      71,445
Diluted...........................................      143,159       144,212       126,813      77,007      71,751
Distributions paid................................  $        --   $      1.84   $      3.34   $    2.38   $    2.31
Cash Flow Data:
Cash provided by operating activities.............  $   232,329   $   260,414   $   187,606   $ 185,195   $ 188,551
Cash provided by (used in) investing activities...      832,695       550,858    (1,128,412)   (580,560)   (437,150)
Cash (used in) provided by financing activities...   (1,031,812)   (1,098,187)    1,209,441     376,698     247,077

                                                                             DECEMBER 31,
                                                    --------------------------------------------------------------
                                                       2000         1999         1998         1997         1996
                                                    ----------   ----------   ----------   ----------   ----------
                                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Real estate investments, net......................  $3,333,168   $4,652,631   $5,067,217   $2,935,772   $2,188,078
Total assets......................................   4,066,592    5,375,049    6,320,985    3,215,928    2,316,875
Indebtedness......................................   1,590,459    2,597,438    3,301,722    1,377,438      858,760
Total liabilities.................................   1,701,004    2,737,271    3,447,632    1,423,688      931,934
Total shareholders' equity........................   2,365,588    2,637,778    2,873,353    1,792,240    1,384,941

                        FOR MEDITRUST OPERATING COMPANY

                                                                                     INITIAL PERIOD
                                                                                         ENDED
                                                      YEAR ENDED DECEMBER 31,         DECEMBER 31,
                                                 ---------------------------------   --------------
                                                   2000        1999        1998           1997
                                                 ---------   ---------   ---------   --------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Revenue........................................  $600,410    $595,896    $253,249       $     48
Expenses:
  Hotel operations.............................   316,253     279,265     117,524             --
  Depreciation and amortization................    14,724       7,211       2,901             --
  Amortization of goodwill.....................       778         747         760            135
  Interest.....................................       494         273          84            129
  Interest to Meditrust Corporation............       616          --         712             --
  General and administrative...................    30,968      18,858       8,724            146
  Royalty to Meditrust Corporation.............    20,666      16,350       6,326             --
  Rent to Meditrust Corporation................   278,379     274,018     125,706             --
  Other........................................        --      29,676      15,163             --
  Gain on sale of assets.......................      (977)         --          --             --
                                                 --------    --------    --------       --------
Total operating expenses.......................   661,901     626,398     277,900            410
                                                 --------    --------    --------       --------
Loss from continuing operations before benefit
  of income taxes..............................   (61,491)    (30,502)    (24,651)          (362)
Income tax benefit.............................        --          --      (4,800)            --
                                                 --------    --------    --------       --------
Loss from continuing operations................   (61,491)    (30,502)    (19,851)          (362)
Discontinued operations........................        --      (9,803)      1,648           (238)
                                                 --------    --------    --------       --------
Net loss.......................................  $(61,491)   $(40,305)   $(18,203)      $   (600)
                                                 ========    ========    ========       ========
PER SHARE DATA:
Basic loss per common share:
Loss from continuing operations................  $  (0.43)   $  (0.21)   $  (0.16)      $  (0.01)
Discontinued operations, net...................        --       (0.07)       0.01             --
                                                 --------    --------    --------       --------
Net loss.......................................  $  (0.43)   $  (0.28)   $  (0.15)      $  (0.01)
                                                 ========    ========    ========       ========
Diluted loss per common share:
Loss from continuing operations................  $  (0.43)   $  (0.21)   $  (0.16)      $  (0.01)
Discontinued operations, net...................        --       (0.07)       0.01             --
                                                 --------    --------    --------       --------
Net loss.......................................  $  (0.43)   $  (0.28)   $  (0.15)      $  (0.01)
                                                 ========    ========    ========       ========
Weighted average shares outstanding
Basic..........................................   141,854     142,783     120,515         82,490
Diluted........................................   141,854     142,907     120,515         82,490
                                                 --------    --------    --------       --------
Cash Flow Data:
Cash used in operating activities..............  $(11,618)   $(30,236)   $(11,435)      $   (783)
Cash (used in) provided by investing
  activities...................................      (161)     25,090      24,352        (34,427)
Cash provided by (used in) financing
  activities...................................    10,340      (6,175)    (19,828)        54,883

                                                                   DECEMBER 31,
                                                   ---------------------------------------------
                                                     2000        1999        1998        1997
                                                   ---------   ---------   ---------   ---------
                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Total assets.....................................  $155,582    $160,814    $198,190    $120,426
Total liabilities................................   160,527     125,221     119,683      63,338
Total shareholders' equity.......................    (4,945)     35,593      78,507      57,088

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    CERTAIN MATTERS DISCUSSED HEREIN MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. THE MEDITRUST COMPANIES (THE "COMPANIES"), CONSISTING OF MEDITRUST CORPORATION ("REALTY") AND MEDITRUST OPERATING COMPANY ("OPERATING"), INTEND SUCH FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS AND ARE INCLUDING THIS STATEMENT FOR PURPOSES OF COMPLYING WITH THESE SAFE HARBOR PROVISIONS. ALTHOUGH THE COMPANIES BELIEVE THE FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, THE COMPANIES CAN GIVE NO ASSURANCE THAT THEIR EXPECTATIONS WILL BE ATTAINED. ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN OR CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND REAL ESTATE CONDITIONS, THE CONDITIONS OF THE CAPITAL MARKETS IN GENERAL, THE ABILITY OF THE COMPANIES TO REFINANCE AND/OR PAY OFF NEAR TERM DEBT MATURITIES, THE IDENTIFICATION OF SATISFACTORY PROSPECTIVE BUYERS FOR HEALTHCARE RELATED ASSETS OF THE COMPANIES AND THE AVAILABILITY OF FINANCING FOR SUCH PROSPECTIVE BUYERS, THE AVAILABILITY OF FINANCING FOR THE COMPANIES' CAPITAL INVESTMENT PROGRAM, INTEREST RATES, COMPETITION FOR HOTEL SERVICES AND HEALTHCARE FACILITIES IN A GIVEN MARKET, THE SATISFACTION OF CLOSING CONDITIONS TO PENDING TRANSACTIONS, IF ANY, DESCRIBED IN THIS JOINT ANNUAL REPORT ON FORM 10-K, THE ENACTMENT OF LEGISLATION FURTHER IMPACTING THE COMPANIES' STATUS AS A PAIRED SHARE REAL ESTATE INVESTMENT TRUST ("REIT") OR REALTY'S STATUS AS A REIT, THE FURTHER IMPLEMENTATION OF REGULATIONS GOVERNING PAYMENTS TO, AS WELL AS THE FINANCIAL CONDITIONS OF OPERATORS OF, REALTY'S HEALTHCARE RELATED ASSETS, INCLUDING THE FILING FOR PROTECTION UNDER THE US BANKRUPTCY CODE BY ANY OPERATORS OF THE COMPANIES' HEALTHCARE ASSETS, THE IMPACT OF THE PROTECTION OFFERED UNDER THE US BANKRUPTCY CODE FOR THOSE OPERATORS WHO HAVE ALREADY FILED FOR SUCH PROTECTION AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE FILINGS OF REALTY AND OPERATING WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"), INCLUDING, WITHOUT LIMITATION, THOSE RISKS DESCRIBED IN THE SECTION OF THIS JOINT ANNUAL REPORT ON FORM 10-K ENTITLED "CERTAIN FACTORS YOU SHOULD CONSIDER" BEGINNING ON PAGE 63 HEREOF.

OVERVIEW

    The basis of presentation includes Management's Discussion and Analysis of Financial Condition and Results of Operations for the combined and separate registrants under the Securities and Exchange Act of 1934, as amended. Management of the Companies believes that the combined presentation is most informative to the reader.

GENERAL

    In 1997, Meditrust, a Massachusetts business trust ("Meditrust's Predecessor"), merged with Santa Anita Realty Enterprises, Inc., with Santa Anita Realty Enterprises, Inc. as the surviving corporation and Meditrust Acquisition Company merged with Santa Anita Operating Company, with Santa Anita Operating Company as the surviving corporation (hereafter referred to as the "Santa Anita Merger"). Upon completion of these mergers, Santa Anita Realty Enterprises, Inc. changed its corporate name to "Meditrust Corporation" and Santa Anita Operating Company changed its corporate name to "Meditrust Operating Company". During early 1998 and after completion of the Santa Anita Merger, the Companies began pursuing a strategy of diversification into additional new businesses which culminated in mergers with La Quinta Inns, Inc. (the "La Quinta Merger"), a lodging company and Cobblestone Holdings, Inc., a golf course company (the "Cobblestone Merger").

    Federal legislation adopted in July 1998 limited benefits attributable to future use of the paired share structure. In addition, during the summer of 1998 and thereafter, the debt and equity markets available to REITs generally and healthcare and lodging REITs specifically, deteriorated, thus limiting the Companies' access to cost efficient capital. As a result, during the latter part of 1998 and throughout 1999 the Companies implemented a comprehensive restructuring plan (the "1998 Plan") designed to strengthen the Companies' financial position and clarify its investment and operating strategy whereby the Companies sold over $1.4 billion in assets (including the Cobblestone Golf Group, the Santa Anita

Racetrack) and $820 million of healthcare properties as well as repaid over $625 million in debt and fully settled the Companies' forward equity issuance transaction ("FEIT") with certain affiliates of Merrill Lynch & Co.

    During 2000, the Companies implemented a five point plan of reorganization (the "Five Point Plan") intended to further strengthen the position of the Companies and focus on the lodging division. Consistent with certain components of the Five Point Plan which called for, among other things, an orderly disposition of a significant portion of healthcare assets and substantial reduction in debt, the Companies completed healthcare asset sales and received mortgage repayments totaling approximately $1.0 billion during 2000 and have applied substantially all of the proceeds toward reduction of total indebtedness of $2.6 billion as of December 31, 1999 to $1.6 billion as of December 31, 2000. After transactions completed through December 31, 2000, the net book value of the Companies' remaining healthcare assets is $904,285,000.

    Also, consistent with the Companies' plan to focus on the lodging division, the Companies have made certain changes in its executive management team and have transitioned the financial and legal functions of its healthcare operations from the Needham, Massachusetts office and intend to consolidate the remaining healthcare operations in Irving, Texas by December 31, 2002.

    On April 17, 2000, Francis W. ("Butch") Cash joined the Companies as President and Chief Executive Officer. In addition, in June 2000 the Companies appointed David L. Rea as Chief Financial Officer of Operating and in May 2000 Stephen L. Parker was appointed as Senior Vice President of Marketing. As part of the initiation of a franchise program for the La Quinta brand, the Companies appointed Allan L. Tallis as Executive Vice President and Chief Development Officer.

    In 2001, the Companies will continue to focus on selling healthcare assets, deleveraging the balance sheet and improving lodging results. Part of the Companies' strategy for improving lodging results will be growth of fee-based income through implementation of a franchising program. At March 28, 2001, the Companies had 29 approved franchise contracts.

THE MEDITRUST COMPANIES--COMBINED RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 AND 1999

    The Companies earn revenue by (i) owning and operating 229 La Quinta Inns and 70 La Quinta Inn & Suites; (ii) leasing 163 healthcare facilities under long-term triple net leases in which the rental rate is generally fixed with annual escalators and (iii) providing mortgage financing for 36 healthcare facilities in which the interest is generally fixed with annual escalators subject to certain conditions. For the year ended December 31, 2000, the Companies reported a net loss available to paired common shareholders of $352,156,000 or $2.48 per diluted share compared to net income of $73,542,000 or $0.51 per diluted common share for 1999.

COMBINED RESULTS OF SEGMENT OPERATIONS

    The Companies' operations are managed as two major segments: lodging and healthcare. The following table summarizes contribution by operating segment for the years ended December 31, 2000 and 1999. The Companies consider contributions from each operating segment to include revenue from each business, less operating expenses, rental property operating expenses and general and administrative expenses. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment contribution.

                                                    SUMMARY OF OPERATIONS
                                                         YEAR ENDED
                                                        DECEMBER 31,
                                                    ---------------------
                                                      2000        1999
                                                    ---------   ---------
                                                       (IN THOUSANDS)
Revenue:
  Lodging.........................................  $594,967    $602,045
  Healthcare......................................   211,293     303,654
  Other...........................................    16,578       4,532
                                                    --------    --------
Total revenue.....................................   822,838     910,231
                                                    --------    --------

Operating expenses:
  Lodging.........................................   372,945     327,496
  Healthcare......................................    13,412      22,266
  Other...........................................    14,153       3,569
                                                    --------    --------
Total operating expenses..........................   400,510     353,331
                                                    --------    --------

Contributions:
  Lodging, net....................................   222,022     274,549
  Healthcare, net.................................   197,881     281,388
  Other...........................................     2,425         963
                                                    --------    --------
Total contributions...............................  $422,328    $556,900
                                                    ========    ========

    The combined contribution from operating segments for the year ended December 31, 2000 was $422,328,000, compared to $556,900,000 for the year ended December 31, 1999. This represents a decrease of $134,572,000 or 24.2%. The decline in the combined contribution is the result of the sale of certain healthcare assets and weak operating performance in the lodging segment. The contribution is comprised of revenues of $822,838,000 and $910,231,000 combined with operating expenses of $400,510,000 and $353,331,000 for the years ended December 31, 2000 and 1999, respectively.

    Lodging provided a contribution of $222,022,000 for the year ended
December 31, 2000, a decrease of $52,527,000 or 19.1% from the prior year. Lodging operations were negatively impacted during the year ended December 31, 2000 by a number of company-specific issues as well as industry conditions (as noted below). Management has and is continuing to address many of the company-specific issues in an effort to improve future results. These actions include the hiring of a new management team, changing operating and pricing policies, reviewing information system capabilities and expanding business strategies to encompass a franchise program. Lodging contribution was comprised of revenues of $594,967,000 and $602,045,000 offset by operating expenses of $372,945,000 and
$327,496,000 for the years ended December 31, 2000 and 1999, respectively. The decrease in lodging contribution is primarily due to a decline in occupancy which resulted in a decrease in inn revenues and an increase in incremental hotel operating and general and administrative expenses, as more fully described below, as well as the impact of an oversupply of available rooms within the Companies' markets.

    The following table summarizes statistical lodging data for the years ended December 31, 2000 and 1999 for Inns, Inn & Suites, Total Company and Inn & Suites (Comparable Hotels):

                                          INNS               INN & SUITES           TOTAL COMPANY
                                   -------------------    -------------------    -------------------
                                     2000       1999        2000       1999        2000       1999
                                   --------   --------    --------   --------    --------   --------
Number of Hotels.................      229        232          70         70         299        302
Occupancy Percentage.............     62.6%      66.3%       66.2%      67.7%       63.4%      66.6%
ADR(1)...........................  $ 58.78    $ 58.14      $74.40     $70.95     $ 62.62    $ 61.02
RevPAR(2)........................  $ 36.78    $ 38.54      $49.29     $48.01     $ 39.73    $ 40.64
Available Rooms(4)...............   10,898     10,941       3,358      3,118      14,256     14,059

Comparable Hotels(3)
Inn & Suites
Number of Hotels.................                              69         69
Occupancy Percentage.............                            66.5%      68.0%
ADR(1)...........................                          $73.27     $70.84
RevPAR(2)........................                          $48.69     $48.21
Available Rooms(4)...............                           2,934      2,929

------------------------

(1) Represents average daily rate

(2) Represents revenue per available room

(3) Represents Inn & Suites open for more than one year

(4) Available room count in thousands

    Hotel operating revenues are generally measured as a function of average daily rate ("ADR") and occupancy. The ADR increased to $62.62 in 2000 from $61.02 in 1999, an increase of $1.60 or 2.6%. The occupancy percentage decreased
3.2 percentage points to 63.4% in 2000 from 66.6% for 1999. Revenue per available room ("RevPAR"), which is the product of occupancy percentage and ADR, decreased 2.2% to $39.73 in 2000 from $40.64 in 1999. The decrease in RevPAR is partially due to a greater increase in the supply of available rooms than in demand in the region and segment of the lodging industry in which La Quinta operates. Other factors that significantly impacted La Quinta's operations during the year include certain decisions made by La Quinta in 1999 related to pricing, the centralization of senior field operations personnel, the relocation of its headquarters from San Antonio, Texas to Irving, Texas coupled with the continuing disruptive impact of the new property management system and vacancies in several senior management positions for the first half of 2000. Hotel segment expenses increased $45,449,000 and included increases in operating expenses of $30,200,000, rental property operating expenses of $1,054,000 and general & administrative expenses of $14,195,000. These increases were caused by increases in salary and wage rates and related benefits, an increase in sales expenses, an increase in hotel repair and maintenance expense, expenses associated with the implementation of the new property management system, increase in bad debt expense, severance and employment related expenses, increase in franchise tax expense and certain other incremental expense. Rental property operating costs attributed to the lodging segment principally consist of property taxes on hotel facilities. Hotel operating and general and administrative expenses include costs associated with the operation such as salaries, wages, utilities, repair and maintenance, credit card discounts and room supplies as well as certain allocated corporate expenses, such as the costs of general management, training and field supervision of hotel managers and other sales, marketing and administrative expenses.

    Healthcare provided a contribution of $197,881,000, a decrease of $83,507,000 or 29.7% from the prior year. The decrease in contribution was the result of the sale of certain healthcare assets and repayment of healthcare mortgages made during fiscal year 2000. The healthcare contribution was comprised of revenues of $211,293,000 and $303,654,000 and operating expenses of $13,412,000 and

$22,266,000 for the year ended December 31, 2000 and 1999, respectively. Of these amounts, revenues of $132,433,000 pertain to healthcare assets remaining in the Companies' portfolio at December 31, 2000.

    The following table summarizes the healthcare portfolio by type of facility as of December 31, 2000 and 1999:

                                                                   AS OF DECEMBER 31,
                                                   --------------------------------------------------
                                                            2000                       1999
                                                   -----------------------    -----------------------
TYPE OF FACILITY                                   FACILITIES   BEDS/UNITS    FACILITIES   BEDS/UNITS
----------------                                   ----------   ----------    ----------   ----------
Assisted Living..................................       94         4,457          117         6,355
Long-Term Care...................................       93        11,604          198        25,726
Medical Office Buildings.........................        5            --           34            --
Acute Care Hospital..............................        1           492            1           492
Other Healthcare.................................        6           625            6           625
                                                       ---        ------          ---        ------
                                                       199        17,178          356        33,198
                                                       ===        ======          ===        ======

    The Companies had a remaining net investment of $222,571,000 and $1,059,920,000 in the form of mortgages outstanding to operators of 36 and 151 of the facilities listed above as of December 31, 2000 and 1999, respectively. The Companies had a remaining net investment of $681,714,000 and $1,090,586,000 in the form of leases with operators of 163 and 205 of the facilities listed above at December 31, 2000 and 1999, respectively.

    The decreases in healthcare revenues and operating expenses are primarily a result of the impact on revenue of asset sales and mortgage repayments over the last year, net of the impact of savings in rental and general and administrative expenses. Healthcare segment expenses decreased $8,854,000 and included decreases in rental property operating expenses of $8,676,000 and decreases in general & administrative expenses of $178,000. Rental property operating expenses consist principally of expenses for the management and operation of medical office buildings. The decrease in rental property operating expense was primarily due to the sale of substantially all of the Companies' medical office buildings in January 2000.

    TeleMatrix, a provider of telephones, software and equipment for the lodging industry, contributed $2,425,000 for the year ended December 31, 2000. This contribution was comprised of revenues of $16,578,000 and expenses of $14,153,000 for the year ended December 31, 2000. TeleMatrix expenses include operating expenses of $10,006,000 and general and administrative expenses of $4,147,000. Operations of TeleMatrix have been included in lodging revenue and expense categories of the combined and consolidated statements since consummation of the acquisition in October 1999 and are separately disclosed as "Other contribution" in Note 21 "Segment Reporting" of the combined and consolidated statements.

INTEREST EXPENSE

    For the year ended December 31, 2000, interest expense was $186,951,000, compared to $244,973,000 for the year ended December 31, 1999. The $58,022,000 decrease in interest expense is primarily attributable to the reduction of total indebtedness of the Companies as a result of application of substantially all proceeds generated from various healthcare asset sales and mortgage repayments over the past year.

REAL ESTATE INVESTMENTS, DEPRECIATION, ASSET SALES AND PROVISION FOR IMPAIRMENT
  OF REAL ESTATE ASSETS

    As of December 31, 2000 and 1999, the Companies had net investments in real estate as summarized in the table below:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
INVESTMENT IN REAL ESTATE ASSETS, NET
LODGING
Lodging assets net book value, beginning of period..........  $2,522,153    $2,556,009
  Capital improvements......................................      36,092        65,888
  Other.....................................................          --        (8,059)
  Write-offs................................................     (13,399)           (8)
  Net book value of assets sold.............................      (3,610)       (3,504)
  Depreciation expense and loss on early retirement.........     (92,845)      (88,173)
                                                              ----------    ----------
TOTAL INVESTMENT IN LODGING ASSETS, NET.....................   2,448,391     2,522,153
                                                              ----------    ----------
HEALTHCARE
Mortgage assets net book value, beginning of period.........   1,059,920     1,197,634
  Principal payments........................................      (6,795)       (9,777)
  Construction loan funding.................................         161        33,321
  Partial principal prepayments.............................      (1,586)       (5,869)
  Provisions for loss on mortgages..........................     (83,633)      (14,826)
  Net book value of mortgages repaid........................    (761,902)     (142,396)
  Other adjustments to mortgages............................      16,406         1,833
                                                              ----------    ----------
Mortgage assets net book value, end of period...............     222,571     1,059,920
                                                              ----------    ----------
Sale/lease-back assets net book value, beginning of
  period....................................................   1,090,586     1,333,093
  Construction funding......................................       4,039        38,312
  Depreciation expense......................................     (24,117)      (35,779)
  Provisions for loss on assets held for sale...............     (75,479)      (48,344)
  Provisions for loss on assets held for use................     (24,586)           --
  Net book value of real estate assets sold.................    (285,751)     (206,174)
  Other adjustments to real estate investments..............      (2,978)        9,478
                                                              ----------    ----------
Sale/lease back assets net book value, end of period........     681,714     1,090,586
                                                              ----------    ----------
TOTAL INVESTMENT IN HEALTHCARE REAL ESTATE ASSETS, NET......     904,285     2,150,506
                                                              ----------    ----------
TOTAL REAL ESTATE INVESTMENT, NET BOOK VALUE................  $3,352,676    $4,672,659
                                                              ==========    ==========

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization for the years ended December 31, 2000 and 1999 were $172,893,000 and $157,323,000, respectively. The increase of $15,570,000 was primarily the result of incremental depreciation on the new lodging property management systems, accelerated depreciation and amortization related to the existing hotel reservation system, hotel properties put into service during the year ended December 31, 1999 and the write-off and write-down of certain hotel buildings. These increases were partially offset by a decrease in depreciation from the sale of certain healthcare assets.

ASSET SALES

    During the year ended December 31, 2000, the Companies realized a loss of $130,536,000 related to the sale of certain healthcare assets and mortgage repayments which yielded net proceeds of $947,973,000. The losses relate primarily to the early repayment of mortgages by one operator who offered in August to prepay substantially all of its mortgages at a discount. In addition, the Companies had previously recorded a loss provision for mortgages of $46,149,000 and a loss provision for assets held for sale of $63,149,000, related to asset sales and mortgage repayments completed during the year ended December 31, 2000. During the year ended December 31, 1999, the Companies realized gains on the sale of assets of $12,042,000.

PROVISION FOR IMPAIRMENT OF REAL ESTATE ASSETS

    During the year ended December 31, 2000, the Companies recorded charges of $183,698,000 related to provisions for anticipated losses on properties classified as assets held for sale, provisions on assets held for use and provisions for losses on mortgage loan receivables.

PROVISION FOR LOSS ON EQUITY SECURITIES

    The Companies had investments in certain equity securities as described below. During the year ended December 31, 2000, the market value of those investments significantly decreased below the Companies' initial cost. In accordance with Financial Accounting Standard Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS
No. 115"), the Companies are required to determine whether a decline in fair value of an investment accounted for as "an available for sale security" is other-than-temporary. Further guidance in Staff Accounting Bulletin Topic 5M ("SAB 5M") suggests that the decline is other-than-temporary if, among other factors, the decline in market value persists for a period of over six months and the decline is in excess of 20% of cost.

    The Companies had an investment in Nursing Home Properties Plc ("NHP Plc"), a property investment group that specializes in the financing, through sale/leaseback transactions, of nursing homes located in the United Kingdom. The investment included approximately 26,606,000 shares of NHP Plc, representing an ownership interest in NHP Plc of 19.99% of which Realty had voting rights with respect to 9.99%. During 2000, the Companies determined the decline in value of these investments was other-than-temporary and, therefore, adjusted their cost basis to current market value at December 31, 2000. For reasons described above, the Companies adjusted the cost basis of its investment in NHP Plc to fair value by recording a charge to earnings of $49,445,000 based on the difference between the Companies' cost of $57,204,000 and the market value as of December 31, 2000 of $7,759,000. On January 22, 2001, the Companies sold their investment in NHP Plc for net proceeds of $7,737,000 and recorded a charge to earnings of $22,000 in the 2001 financial statements.

    As of December 31, 2000, Realty owned 1,081,000 shares of stock in Balanced Care Corporation ("BCC"), a healthcare operator. The stock had a market value of $271,000 at December 31, 2000. The difference between current market value and $1,105,000, the cost of the BCC investment, was recorded as a charge to earnings of $834,000 during 2000 because the decrease was determined to be other-than-temporary.

OTHER EXPENSES

    During the year ended December 31, 2000, the Companies recorded approximately $32,901,000 in other expenses related to the items described below.

    In January 2000, the Companies executed a separation and consulting agreement with the former Chief Executive Officer, President and Treasurer of Realty, pursuant to which Realty made a cash payment of approximately $9,460,000 (including consulting fees), converted 155,000 restricted paired common shares into unrestricted paired common shares (which resulted in approximately $2,461,000 of accelerated amortization of unearned compensation) and continued certain medical, dental and other benefits.

    Also in January 2000, the Companies announced that the Meditrust corporate headquarters would be moved to Irving, Texas and that changes would be made to the management team. As a result, in June 2000, the Boards approved a plan to reduce the number of employees (including four officers) by

14 as of December 31, 2000. The reduction was primarily in the financial and legal groups of the Companies' Needham, Massachusetts offices. Accordingly, during the year ended December 31, 2000, the Companies recorded $14,451,000 for severance related expenses incurred to terminate those employees. The Companies plan to further reduce staff over the next two years with the intention of consolidating the remaining healthcare operations in Irving, Texas by December 31, 2002. As part of the plan to close the Needham office, additional severance and other payments are expected in the future.

    During the year ended December 31, 2000, the Companies recorded provisions and other expenses of approximately $5,146,000 on receivables related to working capital and other receivables management considers uncollectable. The Companies also recorded approximately $2,060,000 of bad debt recoveries during the year ended December 31, 2000 related to receivables written off in prior years.

    During the year ended December 31, 2000, the Companies recorded a charge of approximately $3,142,000 related to accelerated amortization of debt issuance costs and certain other expenses associated with the early repayment of debt and the reduction of the Companies' Credit Facility.

    The Companies also incurred approximately $301,000 of professional fees during the year ended December 31, 2000 related to implementation of the Five Point Plan.

    During the year ended December 31, 1999, the Companies recorded provisions and other expenses of approximately $45,814,000 comprised of $25,000,000 in severance payments related to a separation agreement with the former Director and Chairman of the Companies and the Chief Executive Officer and Treasurer of Operating, certain non-recurring costs of $12,210,000 associated with development and implementation of the 1998 Plan (including costs related to the early repayment and modification of certain debt, employee severance and other advisory fees), provisions for rent receivables of approximately $4,606,000 and a charge related to the abandonment of an information system under development within the Companies' lodging division of approximately $3,998,000.

DISCONTINUED OPERATIONS

    As part of the 1998 Plan, the Companies sold the Santa Anita Racetrack during the fourth quarter of 1998 and sold the Cobblestone Golf Group during the first quarter of 1999. The Companies have reflected the financial results for 1999 and 1998 of Santa Anita and Cobblestone as discontinued operations. During 1999, the Companies adjusted the provision for loss on disposal of the Cobblestone Golf Group by recording a gain of approximately $27,452,000, which included the final working capital purchase price adjustment, cost of sale adjustments and a revision of the estimated income tax provision for the disposal. In addition, the Companies recorded $2,961,000 as final working capital purchase price adjustments and differences to estimated costs of sale of the Santa Anita Racetrack.

EXTRAORDINARY ITEM

    During the year ended December 31, 2000, the Companies retired $58,496,000 of debt prior to its maturity (excluding bank related debt) and as part of certain asset sale transactions, repaid secured debt totaling $14,936,000. As a result of these early repayments of debt, a net gain of $1,403,000 was realized and is reflected as an extraordinary item.

THE MEDITRUST COMPANIES--COMBINED RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND 1998

COMBINED RESULTS OF SEGMENT OPERATIONS

    The following table summarizes contribution by operating segment for the years ended December 31, 1999 and 1998. The Companies consider contributions from each operating segment to include revenue from each business, less operating expenses, rental property operating expenses and general and administrative expenses. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment contribution.

                                                    SUMMARY OF OPERATIONS
                                                         YEAR ENDED
                                                        DECEMBER 31,
                                                    ---------------------
                                                      1999        1998
                                                    ---------   ---------
                                                       (IN THOUSANDS)
Revenue:
  Lodging.........................................  $602,045    $258,423
  Healthcare......................................   303,654     344,967
  Other...........................................     4,532          --
                                                    --------    --------
Total revenue.....................................   910,231     603,390
                                                    --------    --------
Operating expenses:
  Lodging.........................................   327,496     135,535
  Healthcare......................................    22,266      26,785
  Other...........................................     3,569          --
                                                    --------    --------
Total operating expenses..........................   353,331     162,320
                                                    --------    --------
Contributions:
  Lodging, net....................................   274,549     122,888
  Healthcare, net.................................   281,388     318,182
  Other, net......................................       963          --
                                                    --------    --------
Total contributions...............................  $556,900    $441,070
                                                    ========    ========

    The combined contribution from operating segments for the year ended December 31, 1999 was $556,900,000, compared to $441,070,000 for the year ended December 31, 1998. This represents an increase of $115,830,000 or 26.3%. The contribution is comprised of revenues of $910,231,000 and $603,390,000 combined with operating expenses of $353,331,000 and $162,320,000 for the years ended December 31, 1999 and 1998, respectively.

    Lodging provided a contribution of $274,549,000, an increase of $151,661,000 or 123.4% from the comparable prior year period. The lodging contribution increase was attributable to the increase in hotel operating revenues resulting from twelve months of hotel operations in 1999 compared to the five and one-half month post-acquisition period ended December 31, 1998. Lodging contribution was comprised of revenues of $602,045,000 and $258,423,000 offset by operating expenses of $327,496,000 and $135,535,000 for the years ended December 31, 1999 and 1998, respectively.

    The following table summarizes statistical data for the years ended December 31, 1999 and 1998 for Inns, Inn & Suites, Total Company and Inn & Suites (Comparable Hotels):

                                               INNS               INN & SUITES           TOTAL COMPANY
                                        -------------------    -------------------    -------------------
                                          1999       1998        1999       1998        1999       1998
                                        --------   --------    --------   --------    --------   --------
Number of Hotels......................      232        233          70         57         302        290
Occupancy Percentage..................     66.3%      69.0%       67.7%      67.1%       66.6%      68.7%
ADR(1)................................   $58.14     $58.45      $70.95     $70.00      $61.02     $60.25
RevPAR(2).............................   $38.54     $40.30      $48.01     $46.95      $40.64     $41.36
Available Rooms(4)....................   10,941     10,984       3,118      2,088      14,059     13,072

Comparable Hotels(3)
Inn & Suites
Number of Hotels......................                              50         50
Occupancy Percentage..................                            67.8%      68.1%
ADR(1)................................                          $70.00     $69.80
RevPAR(2).............................                          $47.49     $47.55
Available Rooms(4)....................                           1,863      1,862

------------------------

(1) Represents average daily rate

(2) Represents revenue per available room

(3) Represents Inn & Suites open for more than one year

(4) Average room count in thousands

    Hotel operating revenues generally are measured as a function of ADR and occupancy. The ADR increased to $61.02 in 1999 from $60.25 in the calendar year 1998, an increase of $0.77 or 1.3%. Occupancy decreased 2.1 percentage points to 66.6% in 1999 from 68.7% for the twelve months ended 1998. RevPAR, which is the product of occupancy percentage and ADR, decreased 1.7% when compared to the year 1998. The decrease in RevPAR is in part due to a greater increase in the supply of available rooms than in demand in the region and segment of the lodging industry in which La Quinta operates. The relationship between supply and demand varies by region and it affected La Quinta to a greater extent than its competitors due to its concentration of hotels in the southwest. The revenue impact of the oversupply of available rooms was somewhat mitigated by revenue increases resulting from a higher proportion of room rental income from the Inn & Suites hotels as compared to the Inns during the comparable periods.
Inn & Suites hotels generally have higher room rental income per night than the Inns. Other factors contributing to the decrease in RevPAR included the disruptive impact of the property management system introduced in 1999, the reorganization of the operations and the sales organizations during the third quarter and certain pricing decisions that adversely impacted RevPAR.

    Healthcare provided a contribution of $281,388,000 for the year ended December 31, 1999, a decrease of $36,794,000 or 11.6% compared to the year ended December 31, 1998. The decrease in contribution was the result of the sale of healthcare assets and repayment of healthcare mortgages made during the twelve months ended December 31, 1999. The healthcare contribution was comprised of revenues of $303,654,000 and $344,967,000 and operating expenses of $22,266,000 and $26,785,000 for the year ended December 31, 1999 and 1998, respectively.

    In October 1999, the lodging segment acquired TeleMatrix, a provider of telephone software and equipment for the lodging industry. TeleMatrix provided revenues and a contribution of $4,532,000 and $963,000, respectively, for the three-month post-acquisition period ended December 31, 1999.

INTEREST EXPENSE

    Interest expense increased by $66,515,000 as a result of increases in the borrowing rate and debt arising from the acquisitions of La Quinta and Cobblestone, net of amounts repaid from various asset sales made during 1999.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization for the years ended December 31, 1999 and 1998 were $157,323,000 and $100,493,000, respectively. The increase of $56,830,000 was attributable to the twelve months of hotel operations in 1999 compared to the five and one-half month post-acquisition period ended December 31, 1998.

ASSET SALES

    During the year ended December 31, 1999, the Companies realized gains on the sale of healthcare related real estate assets of $12,042,000. Sales of healthcare properties included 40 assisted living facilities, three long-term care facilities, one rehabilitation facility and one alcohol and substance abuse treatment facility. The Companies also sold a hotel and land held for development on which there was no realized gain or loss.

    During the year ended December 31, 1998, the Companies realized gains on the sale of real estate assets of $52,642,000. Sales of healthcare properties accounted for $52,096,000 of the total and included three long-term care facilities, 32 assisted living facilities and nine rehabilitation facilities. The Companies sold a 50% interest in a joint venture holding a fashion mall, as well as the land where the fashion mall is located, resulting in a net gain of $546,000. The Companies also sold securities resulting in a loss of $4,159,000.

PROVISION FOR IMPAIRMENT OF REAL ESTATE ASSETS

    During the year ended December 31, 1999, the Companies recorded a provision for loss on assets held for sale of $48,344,000 and real estate mortgages and loans receivable of $14,826,000. The provision reduced the carrying value of 23 medical office buildings, 12 assisted living facilities and one long-term care facility to the estimated net sales proceeds less costs to sell.

    In 1998, the Companies recorded provisions for loss on assets held for sale of $33,218,000 and real estate mortgages and loans receivable of $16,036,000. The Companies also recorded provisions on assets held for use of $14,700,000 in 1998.

OTHER EXPENSES

    During the year ended December 31, 1999, the Companies recorded approximately $45,814,000 in other expenses related to the items described below.

    On May 10, 1999, the Companies entered into a separation agreement with the former Director and Chairman of the Companies and the Chief Executive Officer and Treasurer of Operating. Under the terms of the separation agreement, the Companies paid severance payments totaling $25,000,000 in cash and continuation of certain life insurance benefits. The Companies established a Special Committee of The Boards of Directors of Realty and Operating (the "Special Committee") to evaluate the employment contract and whether such severance or other payments were appropriate. Based on the results of the evaluation and recommendation of the Special Committee, the Boards concluded that the separation agreement was in the long-term best interest of the shareholders of the Companies and approved the separation agreement.

    For the year ended December 31, 1999, the Companies incurred approximately $12,210,000 of costs associated with the development and implementation of the 1998 Plan as well as a reorganization of the lodging division. These costs primarily relate to the early repayment and modification of certain debt, employee severance, advisory fees related to the restructuring plan and other professional fees related to the separation agreement described above.

    Also, in conjunction with the implementation of the 1998 Plan, which included a change in the focus of the lodging division to internal growth, La Quinta management performed a review of the front desk system under development for its hotels and made a decision to abandon the project. The decision was based primarily on management's intent to integrate the front desk system with new revenue management software, the availability of more suitable and flexible externally developed software and a shift in information systems philosophy toward implementation of externally developed software and outsourcing of related support services. A charge of approximately $3,998,000 to write-off certain internal and external software development costs related to the project was recorded during the year ended December 31, 1999.

    During the years ended December 31, 1999 and 1998, the Companies recorded provisions included in other expenses of approximately $4,606,000 and $16,400,000, respectively, on receivables related to working capital and other receivables.

    During the year ended December 31, 1998, the Companies recorded approximately $27,751,000 in other expenses related to capitalized lodging development costs written off and severance related costs and external consulting fees incurred in connection with the 1998 Plan.

    In 1998, the Companies incurred approximately $3,110,000 in costs related to the evaluation of certain acquisitions not completed by the Companies.

DISCONTINUED OPERATIONS

    As part of the 1998 Plan, the Companies sold the Santa Anita Racetrack during the fourth quarter of 1998 and sold the Cobblestone Golf Group during the first quarter of 1999. The Companies have reflected the financial results for 1999 and 1998 of Santa Anita and Cobblestone as discontinued operations. During 1999, the Companies adjusted the provision for loss on disposal of the Cobblestone Golf Group by recording a gain of approximately $27,452,000, which includes the final working capital purchase price adjustment, cost of sale adjustments and a revision of the estimated income tax provision for the disposal. In addition, the Companies recorded $2,961,000 as final working capital purchase price adjustments and differences to estimated costs of sale of the Santa Anita Racetrack. For the year ended December 31, 1998, the Companies have presented income from discontinued operations of $10,721,000, a loss on disposal of Santa Anita of $67,913,000 and a provision for loss on disposal of Cobblestone Golf Group of $237,035,000.

REALTY--RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 AND 1999

    Realty reported a net loss available to Common Paired Shareholders of $290,665,000 or $2.03 per diluted common share for the year ended December 31, 2000, compared to net income of $113,847,000 or $0.79 per diluted common share for the year ended December 31, 1999.

REVENUES AND EXPENSES

    Revenue for the year ended December 31, 2000 was $522,089,000, compared to $608,166,000 for the year ended December 31, 1999, a decrease of $86,077,000. The revenue decrease was primarily attributable to a decrease in rental revenue of $49,391,000 and interest revenue of $43,008,000. This decrease primarily resulted from asset sales and mortgage repayments over the last year net of the effect of additions to real estate investments made during the same period. The revenue decrease was partially offset by the addition of revenues from the acquisition of TeleMatrix in October 1999. Revenues related to TeleMatrix for the year ended December 31, 2000 consisted primarily of licensing fees of $6,134,000.

    For the year ended December 31, 2000, total recurring expenses were $397,137,000, compared to $450,986,000 for the year ended December 31, 1999, a decrease of $53,849,000. This decrease was primarily attributable to a decrease in interest expense of $59,956,000 due to reductions in debt from amounts paid as a result of various asset sales and mortgage repayments over the past year. This decrease was also offset by a net increase of $6,772,000 in depreciation and amortization related to certain lodging asset write-offs and decreases in healthcare asset depreciation.

ASSET SALES

    During the year ended December 31, 2000, Realty realized losses on the sale of certain healthcare assets and the repayment of mortgage loans of $131,513,000 compared to gains of $12,042,000 recorded during 1999. Provisions of $109,298,000 had previously been taken related to the asset sales completed during the year ended December 31, 2000, compared to $6,577,000 of provisions taken related to asset sales in fiscal year 1999.

PROVISION FOR IMPAIRMENT OF REAL ESTATE ASSETS

    During the year ended December 31, 2000, Realty classified certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. Based on estimated net sale proceeds, Realty recorded a provisions for loss on assets held for sale of $75,479,000 and $48,344,000 during the years ended December 31, 2000 and 1999, respectively. During the years ended
December 31, 2000 and 1999, Realty recorded a provision for the mortgage portfolio of $83,633,000 and $14,826,000, respectively. In addition, during the year ended December 31, 2000, Realty recorded an impairment provision of $24,586,000 on real estate assets held for use where current facts, circumstances and analysis indicate that the assets might be impaired.

PROVISION FOR LOSS ON EQUITY SECURITIES

    Realty had investments in certain equity securities as described below. During the year ended December 31, 2000, the market value of these investments decreased below Realty's initial cost. Realty applied accounting guidance provided by SFAS No. 115 and adjusted the cost basis of its investment in NHP Plc to fair value by recording a charge to earnings of $49,445,000 based on the difference between the investment's cost of $57,204,000 and its market value as of December 31, 2000 of $7,759,000. In addition, during the year ended December 31, 2000, Realty adjusted the cost basis of its investment in BCC to fair value by recording a charge to earnings of $834,000 to reflect the difference in the cost of the investment of $1,105,000 and the market value at December 31, 2000 of $271,000. On January 22, 2001, the Companies sold their investment in NHP Plc for net proceeds of $7,737,000 and recorded a charge to earnings of $22,000 in the 2001 financial statements.

OTHER EXPENSES

    During the year ended December 31, 2000, Realty recorded approximately $32,901,000 in other expenses related to the items described below.

    In January 2000, Realty executed a separation and consulting agreement with the Chief Executive Officer, President and Treasurer of Realty, pursuant to which Realty made a cash payment of approximately $9,460,000 (including consulting fees), converted 155,000 restricted paired common shares into unrestricted paired common shares (which resulted in approximately $2,461,000 of accelerated amortization of unearned compensation) and continued certain medical, dental and other benefits.

    Also in January 2000, Realty announced that the Meditrust corporate headquarters would be moved to Irving, Texas and that changes would be made to the management team. As a result, in June 2000, the Boards approved a plan to reduce the number of employees (including four officers) by 14 as of December 31, 2000. The reduction was primarily in the financial and legal groups of the Companies'

Needham, Massachusetts offices. Accordingly, during the year ended December 31, 2000, Realty recorded $14,451,000 for severance related expenses incurred to terminate those employees. Realty plans to further reduce staff over the next two years with the intention of consolidating the remaining healthcare operations in Irving, Texas by December 31, 2002. As part of the plan to close the Needham office, additional severance and other payments are expected in the future.

    During the year ended December 31, 2000, Realty recorded provisions and other expenses of approximately $5,146,000 on receivables related to real estate assets and other receivables management considers uncollectable. Realty also recorded approximately $2,060,000 of bad debt recoveries during the year ended December 31, 2000 related to receivables written off in prior years.

    During the year ended December 31, 2000, Realty recorded a charge of approximately $3,142,000 related to the accelerated amortization of debt issuance cost and certain other expenses associated with early repayment of debt and the reduction of the Companies' Credit Facility.

    Realty also incurred approximately $301,000 of professional fees during the year ended December 31, 2000 related to implementation of the Five Point Plan.

    During the year ended December 31, 1999, other expenses of $16,138,000 were incurred which related to the 1998 Plan as described below.

    For the year ended December 31, 1999, other expenses included approximately $4,606,000 of provisions related to working capital and other receivables, $4,907,000 related to the write-off of capitalized debt costs and $1,119,000 of breakage fees associated with repayment of debt and related terminations of swap contracts. Other expenses also included approximately $5,506,000 in professional and advisory fees incurred related to the 1998 Plan.

EXTRAORDINARY ITEM

    During year ended December 31, 2000, Realty retired $58,496,000 of debt prior to its maturity (excluding bank related debt) and as part of certain asset sale transactions repaid secured debt totaling $14,936,000. As a result of these early repayments of debt, a net gain of $1,403,000 was realized and is reflected as an extraordinary item.

REALTY--RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND 1998

    Realty reported net income available to common paired shareholders of $113,847,000 or $0.79 per diluted common share for the year ended December 31, 1999, compared to a net loss of $143,388,000 or $1.13 per diluted common share for the year ended December 31, 1998.

REVENUES AND EXPENSES

    Revenue for the year ended December 31, 1999 was $608,166,000, compared to $518,872,000 for the year ended December 31, 1998, an increase of $89,294,000. Revenue growth was primarily attributable to increases in rent and royalty income of $158,336,000 from Operating, related to hotel facilities acquired in the La Quinta Merger and the increase in revenue of $6,656,000 from hotels operated by Realty. These increases are attributable to the inclusion of hotel operations for the year ended December 31, 1999 compared to the five and one-half month post-acquisition period ended December 31, 1998. These increases were partially offset by a decrease in rental and interest income of $41,461,000. The decrease resulted primarily from asset sales and mortgage repayments over the last year net of the affect of additions to real estate investments made during the same period. Other income was $1,750,000 for the year ended December 31, 1999, compared to $35,987,000 for the same period in 1998. This non-recurring income arose from lease breakage fees and prepayment and make-whole gains received from the sale of healthcare owned properties and the repayment of mortgages.

    For the year ended December 31, 1999, total recurring expenses increased by $139,708,000 to $450,986,000 from $311,278,000 in 1998. Interest expense increased by $68,039,000 as a result of increases in the borrowing rate and in debt arising from the acquisitions of La Quinta and Cobblestone, net of amounts repaid from various asset sales made over the same period. Depreciation and amortization increased by $52,533,000 primarily due to an increase in lodging real estate depreciation and amortization of goodwill resulting from the La Quinta Merger completed on July 17, 1998. General and administrative expenses decreased by $4,406,000 primarily due to state tax savings associated with the legal reformation of certain healthcare subsidiaries and reductions in legal and other overhead expenses compared to 1998.

    Rental and hotel property operating expenses increased by $23,542,000 primarily due to the inclusion of twelve months of hotel activity in 1999 compared to the five and one-half month post-acquisition period ended
December 31, 1998 and, to a lesser extent, the management of additional medical office buildings in 1999 compared to 1998.

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

    During the year ended December 31, 1998, Realty realized gains on the sale of real estate assets of $52,642,000. Sales of healthcare properties accounted for $52,096,000 of the total and included 32 assisted living facilities, one long-term care facility and nine rehabilitation facilities. Realty also sold securities resulting in a loss of $4,159,000.

PROVISION FOR IMPAIRMENT OF REAL ESTATE ASSETS

    In accordance with the Five Point Plan, Realty classified certain assets as held for sale as of December 31, 1999, based on commitments for transactions expected to close in 2000. Based on estimated net sales proceeds, Realty recorded a provision for loss on assets held for sale of $48,344,000 and real estate mortgage and loans receivable of $14,826,000. The provision reduces the carrying value of 23 medical office buildings, 12 assisted living facilities and one long-term care facility to the estimated net sales proceeds less costs to sell.

    In 1998, Realty recorded provisions for loss on assets held for sale of $33,218,000 and real estate mortgages and loans receivable of $16,036,000. Realty also recorded provisions on assets held for use of approximately $14,700,000 in fiscal year 1998.

OTHER EXPENSES

    During the year ended December 31, 1999, other expenses of $16,138,000 were incurred. During 1999 and 1998 Realty recorded provisions related to working capital and other receivables of $4,606,000 and $16,400,000, respectively. Other expenses in 1999 also included approximately $4,907,000 of capitalized debt costs and $1,119,000 of breakage fees associated with repayment of debt and the related termination of swap contracts. Also, in 1999, Realty incurred $5,506,000 in professional and advisory fees related to the 1998 Plan. In 1998, Realty incurred expenses of $12,588,000 related to severance related costs and consulting fees related to the 1998 Plan. Additionally, Realty incurred $3,110,000 in costs during fiscal year 1998 related to the evaluation of acquisitions not completed.

DISCONTINUED OPERATIONS

    Pursuant to the 1998 Plan, Realty classified golf and horseracing activities as discontinued operations for financial reporting purposes. Accordingly, Realty presented as discontinued operations approximately $40,216,000 of gains on disposal of the golf and horseracing segments during the year ended December 31, 1999. Realty recorded a gain of $33,561,000 related to the sale of the Cobblestone Golf Group, which was sold on March 31, 1999. The horseracing segment was sold on December 10, 1998. During the year ended December 31, 1999, a gain of $6,655,000 was recorded which related to an adjustment of the selling price between Realty and Operating. For the year ended December 31, 1998, Realty presented income from discontinued operations of $14,635,000, a loss on disposal of Santa Anita of $82,953,000 and a provision for loss on disposal of Cobblestone Golf Group of $227,557,000.

OPERATING--RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 AND 1999

    For the year ended December 31, 2000, Operating incurred a net loss available to common paired shareholders of $61,491,000 compared to $40,305,000 for 1999. The net loss per common share for year ended December 31, 2000 was $0.43 compared to $0.28 for the year ended December 31, 1999. The loss per common share amount increased primarily as a result of operating expenses incurred in 2000 compared to 1999.

REVENUES AND EXPENSES

    Hotel revenues for the year ended December 31, 2000 were $600,329,000, compared to $594,140,000 for the year ended December 31, 1999, an increase of $6,189,000. Approximately $558,427,000 or 97% of hotel revenues were derived from room rentals. Hotel operating revenues generally are measured as a function of the ADR and occupancy. The ADR increased to $62.62 during year ended
December 31, 2000 from $61.02 in 1999, an increase of $1.60 or 2.6%. Occupancy percentage decreased 3.2 percentage points to 63.4% in 2000 from 66.6% for 1999. RevPAR decreased 2.2% below RevPAR for 1999. The decrease in RevPAR is partially due to an increase in the supply of available rooms in the region and segment of the lodging industry in which La Quinta competes. Certain decisions made by La Quinta in 1999 related to pricing, centralization of senior field operations personnel and the relocation of its headquarters from San Antonio, Texas to Irving, Texas coupled with the continuing disruptive impact of the new property management system have contributed to the decrease in RevPAR. The hotel revenue decrease was partially offset by the addition of revenues from the acquisition of TeleMatrix in October 1999. Revenue related to TeleMatrix for the year ended December 31, 2000 was $16,578,000 compared to $4,532,000 in the three-month post-acquisition period ended December 31, 1999.

    Total recurring expenses for the year ended December 31, 2000 were $662,878,000 compared to $596,722,000 for the same period in 1999, an increase of $66,156,000. The increase in hotel operating expenses and general and administrative expenses is primarily attributable to increases in salary and wage rates and related benefits, expenses associated with implementation of the new property management system, increased sales expenses, increased hotel repair and maintenance expenses, expenses associated with the realignment of field operations personnel, an increase in bad debt expense, severance and employment related expenses, the relocation of its headquarters from San Antonio, Texas to Irving, Texas, an increase in franchise taxes and certain other incremental expenses. The increase to hotel operating expenses also includes operating costs incurred related to the operations of TeleMatrix of $10,006,000 for the year ended December 31, 2000, compared to $2,564,000 for 1999. The $7,442,000 increase occurred because TeleMatrix was acquired in October 1999. Additional general and administrative expenses of $3,142,000 were incurred in fiscal year 2000 due to the acquisition of TeleMatrix in the fourth quarter of 1999. Hotel operating and general and administrative expenses include costs associated with the operation such as salaries, wages, utilities, repair and maintenance, credit card discounts and room supplies as well as corporate expenses, such as the costs of general management, training and field supervision of hotel managers and other sales, marketing and administrative expenses. Depreciation and amortization for the year ended December 31, 2000 was $15,502,000 compared to $7,958,000 for 1999, or an increase of $7,544,000. The increase in depreciation and amortization expense is due to depreciation associated with the new property management system, the write-off of the costs of certain internally developed software and depreciation associated with TeleMatrix operations.

OTHER EXPENSES

    During the year ended December 31, 1999, Operating recorded other expenses of approximately $29,676,000 related to a separation agreement with the former Director and Chairman of the Companies and Chief Executive Officer and Treasurer of Operating, certain advisory fees related to this separation agreement and a charge related to the abandonment of an information system under development within the Companies' lodging division.

OPERATING--RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND 1998

    Operating reported a net loss available to common paired shareholders of $40,305,000 or $0.28 per diluted common share for the year ended December 31, 1999, compared to a net loss of $18,203,000 or $0.15 per diluted common share for the year ended December 31, 1998.

REVENUES AND EXPENSES

    Operating derived its revenue primarily from hotel operations after the La Quinta Merger on July 17, 1998. Hotel revenues for the year ended December 31, 1999 were $594,140,000, compared to $252,642,000 for the year ended
December 31, 1998, an increase of $341,498,000. Revenue growth was primarily attributable to the increase in hotel operating revenues because there were twelve months of hotel operations in 1999 compared to the five and one-half month post-acquisition period ended December 31, 1998. Approximately $566,484,000 or 96% of hotel revenues were derived from room rentals during the year ended December 31, 1999, compared to $241,868,000 and 96% during the year ended December 31, 1998. Hotel operating revenues generally are measured as a function of ADR and occupancy. The ADR increased to $61.02 in 1999 from $60.25 in 1998, an increase of $0.77 or 1.3%. Occupancy percentage decreased
2.1 percentage points to 66.6% in 1999 from 68.7% in 1998. RevPAR, which is the product of occupancy percentage and ADR, decreased 1.7% when compared to 1998. The decrease in RevPAR in part due to a greater increase in the supply of available rooms than in demand in the region and segment of the lodging industry in which La Quinta operates. The relationship between supply and demand varies by region and it has impacted La Quinta to a greater extent than its competitors due to its concentration of hotels in the southwest. The revenue impact of the oversupply of available rooms was somewhat mitigated by revenue increases resulting from a higher proportion of room rental income from the Inn & Suites hotels as compared to the Inns during the comparable periods. Inn & Suites hotels generally have higher room rental income per night compared to the Inns. Other factors contributing to the decrease in RevPAR include the disruptive impact of the introduction of the new property management system, the reorganization of the operations and the sales organizations during the third quarter of 1999 and certain pricing decisions, which adversely impacted RevPAR. TeleMatrix revenues for the year ended December 31, 1999 were $4,532,000.

    For the year ended December 31, 1999, total recurring expenses were $596,722,000, compared to $262,737,000 for the year ended December 31, 1998, an increase of $333,985,000. This increase was primarily attributable to increases in lodging related expenses, which include an increase in operating expenses of $161,741,000, increases to rent, royalty and interest due to Realty of $157,624,000 and an increase to general and administrative expenses of $10,134,000. The increase in operating expenses, net rent, royalty and interest due to Realty as well as overhead for the lodging segment is attributable to the inclusion of twelve months of activity in 1999 compared to the five and one-half month post-acquisition period in 1998 and, to a lesser extent, inclusion of $2,564,000 of operating costs incurred related to the TeleMatrix acquisition. Hotel operating expenses and overhead primarily includes costs associated with the operation such as salaries, wages, utilities, repair and maintenance, credit card discounts and room supplies as well as corporate expenses, such as the costs of general management, office rent, training and field supervision of hotel managers and other marketing and administrative expenses. The increase in general and administrative expenses of $10,134,000 includes an increase of $9,129,000 in overhead for the lodging segment and $1,005,000 related to TeleMatrix. Depreciation and amortization expense for the year ended December 31, 1999 was $7,958,000, compared to $3,661,000 for the same period in 1998. The increase is due to the depreciation and amortization associated with furniture and fixtures and intangible assets acquired in the La Quinta Merger. Interest due to third-parties of $273,000 was incurred during the year ended December 31, 1999, compared to $84,000 for the same period in 1998.

    At December 31, 1999, La Quinta operated 302 hotels (including 232 Inns and 70 Inn & Suites) with approximately 39,000 rooms, compared to 280 hotels (including 233 Inns and 47 Inn & Suites) with approximately 36,000 rooms at the merger date of July 17, 1998.

OTHER EXPENSES

    During the year ended December 31, 1999, Operating recorded approximately $29,676,000 in other expenses.

    On May 10, 1999, the Companies entered into a separation agreement with the former Director and Chairman of the Companies and Chief Executive Officer and Treasurer of Operating. Under the terms of the separation agreement, Operating made severance payments totaling $25,000,000 in cash and the continuation of certain life insurance benefits. The Companies established a Special Committee to evaluate the employment contract and whether such severance or other payments were appropriate. Based on the results of the evaluation and recommendation of the Special Committee, the Boards concluded that the separation agreement was in the long-term best interest of the shareholders of the Companies and approved the separation agreement.

    In conjunction with the implementation of the 1998 Plan, which included a change in the focus of the lodging division to internal growth, La Quinta management performed a review of the front desk system under development for its lodging facilities and made a decision to abandon the project. The decision was based primarily on management's intent to integrate the front desk system with new revenue management software, availability of more suitable and flexible externally developed software and a shift in information systems philosophy toward implementation of externally developed software and outsourcing of related support services. A charge of approximately $3,998,000 to write-off certain internal and external software development costs related to the project was recorded in the first quarter of 1999. Operating also incurred approximately $678,000 associated with the reorganization of the lodging division including employee severance and other expenses.

    Operating began to refocus its capital investment program in connection with the 1998 Plan by reducing healthcare related investments and ceasing development of any new hotels other than the completion of those La
Quinta-Registered Trademark- Inn & Suites currently under construction. Accordingly, Operating recorded a charge to earnings in fiscal year 1998 of $6,443,000 for severance related costs attributable to workforce reductions of 87 employees in the lodging and healthcare divisions and a charge to earnings of $8,720,000 for the write-off of certain previously capitalized costs associated with lodging development.

DISCONTINUED OPERATIONS

    Pursuant to the 1998 Plan, Operating classified golf and horseracing activities as discontinued operations for financial reporting purposes. Accordingly, Operating presented as discontinued operations approximately $9,803,000 of losses on disposal from the golf and horseracing segments during the year ended December 31, 1999. Operating recorded a loss of $6,109,000 related to the March 31, 1999 sale of the Cobblestone Golf Group. The loss includes a final accounting of working capital balances at the sale date. The horseracing segment was sold on December 10, 1998. During the year ended December 31, 1999, a loss of $6,655,000 was recorded which related to an adjustment of the selling price between Realty and Operating. This loss was partially offset by a gain of $2,961,000 arising from a final adjustment relating to working capital balances at the sale date.

THE MEDITRUST COMPANIES, REALTY AND OPERATING--COMBINED LIQUIDITY AND CAPITAL
  RESOURCES

    The Companies earn revenue by (i) owning and operating 229 La Quinta Inns and 70 La Quinta Inn & Suites; (ii) leasing 163 healthcare facilities under long-term triple net leases in which the rental rate is generally fixed with annual escalators and (iii) providing mortgage financing for 36 healthcare facilities in which the interest is generally fixed with annual escalators subject to certain conditions. Approximately $400,000,000 of the Companies' debt obligations are floating rate obligations in which interest rate and related cash flows vary with the movements in the London Interbank Offered Rate ("LIBOR"). The general fixed nature of the Companies' assets and the variable nature of a portion of the Companies' debt obligations creates interest rate risk. If interest rates were to rise significantly, the Companies' interest payments may increase, resulting in decreases in net income and funds from operations. To mitigate this risk, the Companies have entered into interest rate swaps to convert some of its floating rate debt obligations to fixed rate debt obligations. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. At
December 31, 2000, the Companies had $400,000,000 of interest rate swaps outstanding in which the Companies pay a fixed rate of 5.7% to the counterparty and receive LIBOR from the counterparty. Accordingly, at December 31, 2000, the Companies have no variable debt outstanding with interest rates that fluctuate with changes in LIBOR.

    Operating does not have independent access to financing and is a guarantor on Realty's debt. As a result, the liquidity and capital resources discussion related to Realty is relevant to Operating.

CASH FLOWS FROM OPERATING ACTIVITIES

    The principal source of cash to be used to fund the Companies', Realty's and Operating's future operating expenses and recurring capital expenditures will be cash flow provided by operating activities and in the case of Operating the deferral of rent and royalty payable to Realty. The Companies, Realty and Operating anticipate that cash flow provided by operating activities will provide the necessary funds on a short and long-term basis to meet operating cash requirements (i.e., exclusive of debt maturities). Future interest expense and distribution payments, if any, for the Companies and Realty will also be funded with cash flow provided by operating activities.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

    The Companies, Realty and Operating provide funding for new investments and costs associated with restructuring through a combination of long-term and short-term financing including both debt and equity. The Companies and Realty also provide funding for new investments and costs associated with restructuring through the previously announced sale of certain healthcare related assets. As part of the Five Point Plan, the Companies and Realty have decided to sell additional healthcare related assets to meet their commitments and to provide additional liquidity. The Companies and Realty obtain long-term financing through the issuance of shares, long-term secured or unsecured notes, convertible debentures and the assumption of mortgage notes. Operating obtains long-term financing through the issuance of shares and unsecured notes. The Companies and Realty obtain short-term financing through the use of bank lines of credit, which are replaced with long-term financing as appropriate, while Operating obtains short-term financing through rent and royalty deferrals and borrowings from Realty. From time to time, the Companies and Realty utilize interest rate caps or swaps to attempt to hedge interest rate volatility. It is the Companies' and Realty's objective to match healthcare mortgage and lease terms with the terms of their borrowings. The Companies and Realty attempt to maintain an appropriate spread between their borrowing costs and the rate of return on their investments. When development loans convert to sale-leaseback transactions or permanent mortgage loans, the base rent or interest rate, as appropriate, is fixed at the time of such conversion.

    In July 1998, Realty entered into a credit agreement (the "Credit Agreement"), which provided Realty with up to $2,250,000,000 in credit facilities, replacing Realty's then existing $365,000,000 revolving credit facilities. The Credit Agreement provided for borrowings in four separate tranches (each a "Tranche"): Tranche A, a $1,000,000,000 revolving loan, amounts of which if repaid may be reborrowed, which matures July 17, 2001; Tranche B, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matured July 17, 1999 and which had a $250,000,000 mandatory principal payment on April 17, 1999; Tranche C, a term loan in the amount of $250,000,000, amounts of which if repaid may not be reborrowed, which matured July 17, 1999 with a six month extension option that was exercised in June 1999 and Tranche D, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 2001.

    The Credit Agreement includes covenants with respect to maintaining certain financial benchmarks, limitations on the types and percentages of investments in certain business lines, a subjective acceleration clause contingent upon the occurrence of an event with a material adverse effect on the Companies, limitations on dividends of Realty and Operating and other restrictions. On November 23, 1998, Realty amended its Credit Agreement to provide for, among other things, the amendment of certain financial covenants to accommodate asset sales, to exclude the impact of non-recurring charges in certain covenant calculations and to provide for future operating flexibility. The amendment also provided for an increase to the LIBOR pricing of the credit facility of approximately 125 basis points and the pledge of stock of the Companies' subsidiaries. This pledge of subsidiary stock will also extend on a pro rata basis to entitled bondholders. Realty also agreed to a 25 basis point increase to the LIBOR pricing in the event that an equity offering of at least $100,000,000 had not been completed by February 1, 1999. On February 1, 1999 this increase went into effect.

    On January 8, 1999, Realty repaid $250,000,000 of its Tranche B term loan that was scheduled to mature on April 17, 1999. Realty repaid the remaining $250,000,000 of its Tranche B term loan on April 8, 1999. On December 24, 1999, Realty repaid $250,000,000 of its Tranche C term loan, which was scheduled to mature on January 17, 2000.

    On March 10, 1999, Realty reached a second agreement with its bank group to further amend the Credit Agreement. The second amendment provided for a portion of the proceeds from the sale of the Cobblestone Golf Group to be applied to settle a portion of the FEIT. The second amendment also provided for, among other things, deletion of limitations on certain healthcare investments and lowering the Tranche A loan commitment to $850,000,000.

    Effective June 30, 2000, Realty reached a third agreement with its bank group to further amend the Credit Agreement. The third amendment provided for, among other things, limitations on early debt repayments, limitations on common dividend payments, which is partially based on a calculation of REIT taxable income and changes to the definition of the minimum tangible net worth covenant.

    Effective September 5, 2000, the Companies reached a fourth agreement with its bank group to further amend the Credit Agreement. The fourth amendment provided for, among other things, changes to the definition of the minimum tangible net worth covenant, limitations on cash and cash equivalents held and limitations on capital expenditures, a reduction of the Tranche A revolving loan commitment from $850,000,000 to $400,000,000 and the prepayment of $50,000,000 on the Tranche D term loan. In addition, the fourth agreement specifies when and how the proceeds of future asset sales are required to be applied against any outstanding balances on Tranches A and D.

    Realty borrowed $252,000,000 from the Tranche A revolving loan, repaid approximately $917,359,000 of the balance during the year ended December 31, 2000 and had no borrowings outstanding on the Tranche A revolving loan at December 31, 2000. Additionally, during 2000, Realty repaid $100,000,000 of its Tranche D term loan, resulting in a balance of $397,827,000 (net of unamortized debt issuance costs of $2,173,000) at December 31, 2000.

    Total debt maturing in the year 2001 is $628 million, including approximately $90 million that was due on March 1, 2001 and which has been paid off through borrowings under the line of credit. In addition, on July 15, 2001, the Companies have approximately $75 million of debt maturing. The $400 million outstanding bank term loan and the $400 million commitment on the line of credit mature on July 17, 2001. Meditrust is reviewing various alternatives with respect to the bank term loan and line of credit, however, there can be no assurances that the Companies will be able to refinance or pay down this debt prior to its maturity. The remaining $63 million of 2001 debt maturities are primarily in October 2001. Realty intends to continue to use available borrowings under its revolving credit facility, together with cash flow from operations and proceeds from asset sales, to fund the repayment of debt obligations other than the senior credit facility as they come due. The Companies further intend to use cash flow from operations and the proceeds from sales of healthcare assets under the Five Point Plan to repay amounts due under the senior credit facility. The Companies also intend to pursue the refinancing of amounts due under Realty's senior credit facility, which the Companies believe may be facilitated by the continued sale of certain healthcare assets.

    The following is a summary of the Companies' future debt maturities:

                                                                                      BONDS
                                                 NOTES     CONVERTIBLE     BANK        AND
YEAR                                            PAYABLE    DEBENTURES     NOTES     MORTGAGES    TOTAL
----                                            --------   -----------   --------   ---------   --------
                                                                     (IN MILLIONS)
2001..........................................   $  123        $ 83        $400        $22       $  628
2002..........................................       36          54          --          2           92
2003..........................................      205(1)       --          --          2          207
2004..........................................      250          --          --          2          252
2005..........................................      116          --          --         --          116
2006 and thereafter...........................      287          --          --         14          301
                                                 ------        ----        ----        ---       ------
Total debt....................................    1,017         137         400         42        1,596
Unamortized debt issuance costs...............       (4)         --          (2)        --           (6)
                                                 ------        ----        ----        ---       ------
Debt, net of unamortized debt issuance
  costs.......................................   $1,013        $137        $398        $42       $1,590
                                                 ======        ====        ====        ===       ======

------------------------

(1) Assumes that $175 of notes due in 2026 are put to the Companies.

    At December 31, 2000, the Companies' and Realty's gross real estate investments totaled approximately $3,903,492,000 consisting of 299 hotel facilities in service, 93 long-term care facilities, 94 assisted living facilities, five medical office buildings, one acute care hospital campus and six other healthcare facilities.

    The Companies had shareholders' equity of $2,322,811,000 and debt constituted 40% of the Companies' total capitalization as of December 31, 2000. Realty had shareholders' equity of $2,365,588,000 and Operating had a shareholders' deficit of $4,945,000.

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

    Although the Companies intend to continue to sell healthcare assets and to pursue the refinancing of the senior credit facility, the Companies' efforts and the success of these efforts, will be impacted by many factors, some of which are outside of the Companies' control. The factors impacting the sale of the healthcare assets include the nature of the assets being sold (including the condition, financial or otherwise, of the operators of such assets), the overall condition of the healthcare real estate market at the time of any such sale, the nature of the consideration delivered by any purchaser of such assets and the presence of other similar healthcare properties for sale on the market at the time of any such sale (including the effect that the presence of such other properties could have on the prices that can be obtained in such sales and the availability of financing for prospective purchasers of such assets). The section entitled "Certain Factors You Should Consider" commencing on page 63 of this Joint Annual Report on Form 10-K for the year ending December 31, 2000 contains additional factors that could impact the Companies' efforts and the success of those efforts, in selling healthcare assets and refinancing the senior credit facility.

    The above-described factors (including those set forth in "Certain Factors You Should Consider" commencing on page 63 of this Joint Annual Report on
Form 10-K) specifically will impact the amount of the consideration to be received in connection with the sale of any such assets, which will impact the amount of debt obligations that may be repaid in connection with such sales, as well as the gain or loss that will be recognized by Realty in connection with such sale. Further, to the extent Realty enters into agreements to sell assets at sales prices less than the carrying value of such assets on Realty's balance sheet (after giving effect to prior adjustments to such carrying value), Realty will recognize losses related to such sales, some of which may be substantial as a result of the above-described transactions, at the time that such agreements are entered into, rather than at the time such sales are actually consummated. Accordingly, the Companies cannot guarantee that their efforts to sell healthcare assets, or to pursue the refinancing of the senior credit facility, will be successful.

INFORMATION REGARDING OPERATORS OF HEALTHCARE ASSETS

    As of December 31, 2000, the healthcare portfolio comprised approximately 27.0% of the net book value of the Companies' total real estate investments. Sun and Alterra currently operate approximately 13.7% of the total real estate investments, or 42.6% of the healthcare portfolio before the valuation allowance. A schedule of significant healthcare operators follows:

PORTFOLIO BY OPERATOR

                                   GROSS       NET BOOK       # OF        % OF                     # OF                    # OF
                                INVESTMENT      VALUE      PROPERTIES   PORTFOLIO   MORTGAGES   PROPERTIES    LEASES      LEASES
                                -----------   ----------   ----------   ---------   ---------   ----------   ---------   --------
                                                   (IN THOUSANDS, EXCEPT NUMBER OF PROPERTIES AND PERCENTAGES)
LODGING:
La Quinta Companies...........  $ 2,669,577   $2,448,391       299
HEALTHCARE PORTFOLIO:
Sun Healthcare Group, Inc.....      393,377      311,151        39         29%      $ 30,410         4       $ 280,741      35
Alterra.......................      161,592      149,190        57         14%            --        --         149,190      57
Other Non-Public Operators....      108,842      102,892        11          9%        81,160         9          21,732       2
Harborside....................      103,307       92,372        18          9%        15,922         4          76,450      14
Balanced Care Corporation.....       93,618       91,974        19          9%        36,695         7          55,279      12
Tenet Healthcare/Iasis........       65,650       56,189         1          5%            --        --          56,189       1
CareMatrix Corporation........       50,606       49,446         4          5%        35,606         3          13,840       1
Other Public Operators........       49,164       42,794         7          4%         7,057         1          35,737       6
Integrated Health
  Services, Inc...............       50,973       37,066        10          3%            --        --          37,066      10
Genesis Health
  Ventures, Inc...............       35,625       33,552         8          3%        18,425         4          15,127       4
Assisted Living Concepts......       31,487       28,400        16          3%            --        --          28,400      16
ARV Assisted Living, Inc......       28,982       26,461         4          2%            --        --          26,461       4
Life Care Centers of
  America, Inc................       26,212       26,212         2          2%        26,212         2              --      --
HealthSouth...................       24,724       24,724         2          2%        24,724         2              --      --
Paramount Real Estate
  Services....................        9,756        9,024         1          1%            --        --           9,024       1
                                -----------   ----------       ---        ----      --------        --       ---------     ---
                                  1,233,915    1,081,447       199        100%       276,211        36         805,236     163
Valuation Allowance...........           --     (177,162)       --                   (53,640)                 (123,522)
                                -----------   ----------       ---                  --------                 ---------
                                  1,233,915      904,285       199                  $222,571                 $ 681,714
                                -----------   ----------       ---                  ========                 =========
Total Real Estate Portfolio...  $ 3,903,492   $3,352,676       498
                                ===========   ==========       ===

    Companies in the assisted living sector of the healthcare industry operate approximately 9.2% of the net book value of the Companies' total real estate investments (and approximately 28.5% of the healthcare portfolio before the valuation allowance), while companies in the long-term care sector approximate 18.8% of the net book value of the Companies' total real estate investments (and approximately 58.3% of the healthcare portfolio before the valuation allowance).

    Realty monitors credit risk for its healthcare portfolio by evaluating a combination of publicly available financial information, information provided by the operators themselves and information otherwise available to Realty. The financial condition and ability of these healthcare operators to meet their rental and other obligations will, among other things, have an impact on Realty's revenues, net income (loss), funds available from operations, its ability to make distributions to its shareholders and meet debt obligations. The operations of the long-term care (skilled nursing) companies have been negatively impacted by changes in Medicare reimbursement rates (PPS), increases in labor costs, increases in their leverage and certain other factors. In addition, any failure by these operators to effectively conduct their operations could have a material adverse effect on their business reputation or on their ability to enlist and maintain patients in their facilities.

    Operators of assisted living facilities are experiencing fill-up periods of a longer duration and are being impacted by concerns regarding the potential of over-building, increased regulation and the use of certain accounting practices. Accordingly, many of these operators have announced decreased earnings or anticipated earnings shortfalls and have experienced a significant decline in their stock prices. These factors have had a detrimental impact on the liquidity of some assisted living operators, which has slowed their growth plans and may have a negative effect on their operating cash flows.

OPERATORS IN BANKRUPTCY

    As of December 31, 2000, the Companies have exposure to five operators who have filed for protection under Chapter 11: Sun Healthcare Group, Inc. ("Sun"), Mariner Health Group ("Mariner"), Integrated Health Services, Inc. ("Integrated"), Genesis Health Ventures, Inc. ("Genesis") and CareMatrix Corporation ("CareMatrix"). The following table describes the number of facilities, net assets before valuation allowance by lease/mortgage and the lease/mortgage income of each of the five operators that have filed for Chapter 11:

                                                                                                         YEAR ENDED
                                                                                                      DECEMBER 31, 2000
                                                         LEASES                   MORTGAGES          -------------------
                                      TOTAL      -----------------------   -----------------------    RENTAL    INTEREST
OPERATOR               DATE FILED   FACILITIES   FACILITIES   NET ASSETS   FACILITIES   NET ASSETS    INCOME     INCOME
--------               ----------   ----------   ----------   ----------   ----------   ----------   --------   --------
                                                (IN THOUSANDS, EXCEPT FOR NUMBER OF FACILITIES)
Sun(5)...............   10/14/99        39           35        $285,130         4        $30,410     $46,650     $   --(1)
Mariner..............    1/18/00         2            1           6,789         1          7,057         977         --(2)
Integrated...........     2/2/00        10           10          37,066        --             --       6,288        N/A
Genesis..............    6/26/00         8            4          15,127         4         18,425       1,653      1,019(3)
CareMatrix...........    11/9/00         4            1          13,840         3         35,606       1,648      1,691(4)
                                        --           --        --------        --        -------     -------     ------
Totals...............                   63           51        $357,952        12        $91,498     $57,216     $2,710
                                        ==           ==        ========        ==        =======     =======     ======

------------------------

(1) No interest payments related to the Sun mortgages have been received since October 14, 1999 and, accordingly, these mortgages were placed on non-accrual status.

(2) No interest payments related to the Mariner mortgage were received and, accordingly, this mortgage was placed on non-accrual status.

(3) Mortgages related to Genesis have been placed on non-accrual status and interest income is recorded as payments are received.

(4) Mortgages related to CareMatrix have been placed on non-accrual status and interest income is recorded as payments are received.

(5) Net lease assets operated by Sun include straight-line rent receivables of $4,389,000.

    The Companies continue to monitor its operators that have filed for Chapter 11. To date, the Companies have not come to any definitive agreement with any of these operators. In the event any of its leases are successfully rejected through the course of the bankruptcy proceedings, the Companies intend to transition the operations of these facilities to other operators.

    Management has initiated various actions to protect the Companies' interests under its leases and mortgages including the draw down and renegotiations of certain escrow accounts and agreements. While the earnings capacity of certain facilities has been reduced and the reductions may extend to future periods, management believes that it has recorded appropriate accounting impairment provisions based on its assessment of current circumstances. However, upon changes in circumstances, including but not limited to, possible foreclosure or lease termination, there can be no assurance that the Companies' investments in healthcare facilities would not be written down below current carrying value based upon estimates of fair value at such time.

COMBINED FUNDS FROM OPERATIONS

    Combined Funds from Operations ("FFO") of the Companies was $162,639,000 and $241,441,000 for the years ended December 31, 2000 and 1999, respectively. Effective January 1, 2000 the National Association of Real Estate Investment Trusts ("NAREIT") adopted a new definition of FFO. Presentation of FFO for 1999 has been restated to conform to 2000 presentation.

    Management considers FFO to be a key external measurement of REIT performance. FFO represents net income or loss available to common shareholders (computed in accordance with generally accepted accounting principles), excluding real estate related depreciation, amortization of goodwill, gains and losses from the sale of assets and provisions for impairment on owned properties, mortgages and real estate related equity securities, income taxes and extraordinary items.

    FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing, or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

    The following reconciliation of net income and loss available to common shareholders to FFO illustrates the difference between the two measures of operating performance for the years ended December 31, 2000 and 1999. Certain reconciling items include amounts reclassified from discontinued operations and, accordingly, do not agree to revenue and expense captions in the Companies' financial statements.

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Net income (loss) available to common shareholders..........  $(352,156)  $ 73,542
  Depreciation of real estate and intangible amortization...    153,116    147,184
  Other capital gains and losses............................    130,536    (12,042)
  Other expenses (a)........................................    231,917     63,170
  Discontinued operations...................................         --    (30,413)
  Income tax expense........................................        629         --
  Extraordinary item........................................     (1,403)        --
                                                              ---------   --------
Funds from Operations.......................................  $ 162,639   $241,441
                                                              =========   ========

------------------------

(a) Other expenses include provisions for assets and mortgages of $183,698,000 and $63,170,000 (includes $1,603,000 for provision for working capital receivables) for the years ended December 31, 2000 and 1999, respectively. Other expenses also include impairment of real estate securities of $50,279,000 and were offset by recoveries on prior impairments of $2,060,000 for the year ended December 31, 2000.

Weighted average paired common shares outstanding:
  Basic.....................................................  141,854    142,783
  Diluted...................................................  141,854    142,907

    Options to purchase 618,000 Paired Common Shares (weighted average effect of 95,000 shares for the year ended December 31, 2000) at prices ranging from $1.81 to $2.81 were outstanding during fiscal year 2000 and were not included in the computation of EPS because their inclusion would result in an antidilutive per-share amount as the Companies reported a loss from continuing operations available to Common Shareholders for the year ended December 31, 2000.

REIT QUALIFICATION ISSUES

    The Ticket to Work and Work Incentives Improvement Act of 1999 (the "Ticket to Work Act") modified certain provisions of federal income tax law applicable to REITs. All of the changes described below became effective with respect to the Companies after December 31, 2000. These changes include new rules permitting a REIT to own up to 100% of the stock of a corporation (a "taxable REIT subsidiary"), taxable as a C-corporation, that may provide non-customary services to the REIT's tenants and may engage in certain other business activities. However, a taxable REIT subsidiary cannot directly or indirectly operate or manage a lodging or healthcare facility. A taxable REIT subsidiary may own a lodging facility (i.e., a hotel) or lease one from the REIT (provided no gambling revenues are derived from the hotel or its premises), provided that the lodging facility is operated by an "eligible independent contractor." An eligible independent contractor is an independent contractor that is actively engaged in the trade or business of operating lodging facilities for persons or entities unrelated to the REIT. Due to the foregoing restrictions imposed on the use of taxable REIT subsidiaries in the case of lodging and healthcare facilities, the opportunity for the Companies to make use of taxable REIT subsidiaries is limited.

    The Ticket to Work Act also replaces the former rule permitting a REIT to own more than 10% of a corporate subsidiary by value, provided its ownership of the voting power is limited to 10% (a "decontrolled subsidiary"), with a new rule prohibiting a REIT from owning more than 10% of a corporation by vote or value, other than a taxable REIT subsidiary (described above) or a "qualified REIT subsidiary" (a wholly owned corporate subsidiary that is treated as part of the REIT for all federal income tax purposes). Existing decontrolled subsidiaries are grandfathered, but will lose such status if they engage in a substantial new line of business or acquire any substantial new asset after July 12, 1999, other than pursuant to a contract binding on such date and at all times thereafter prior to acquisition and certain other limited exceptions. Accordingly, taking into account the Companies' general inability to utilize taxable REIT subsidiaries in the conduct of its lodging and healthcare operations, the Ticket to Work Act severely limits the ability of Realty to own substantial ownership interests in taxable corporate subsidiaries. Direct ownership by Realty of assets that otherwise would be held in a decontrolled subsidiary may not be possible without disqualifying Realty as a REIT and transfer of such assets to Operating similarly may not be possible without causing Realty to recognize substantial taxable income or jeopardizing the Companies' current grandfather status under the 1998 anti-paired share legislation enacted as part of the Internal Revenue Service Restructuring and Reform Act of 1998 (the "Reform Act"). In combination with the restrictions on activities of a grandfathered paired share REIT provided for in the Reform Act, the Ticket to Work Act limits the ability of Realty to grow through construction or acquisition of new hotels or the acquisition of other lodging brands or companies.

    Compliance with the tax rules applicable to REITs generally and to paired share REITs in particular, has become increasingly difficult due to additional limitations imposed by the Reform Act and the Ticket to Work Act as well as other developments in the Companies' businesses, including its recent sales of healthcare assets and consequent loss of related qualifying rental and interest income. Due to recent sales of healthcare assets and the resulting loss of qualifying rental and interest income, disqualifying income has increased as a percentage of Realty's gross income. Disqualifying income cannot exceed 5% of Realty's gross income. Although Realty currently satisfies this requirement, additional asset sales (which will result in further reductions of qualifying rental and interest income) as well as increases in royalty income (which is considered nonqualifying income) could cause Realty to exceed the 5% gross income limit for non-qualifying income, resulting in REIT disqualification and/or substantial costs to avoid such disqualification. Based on the Five Point Plan and the Companies' announced intention to increase its focus on its lodging business (including franchising, which will generate royalty income) and sell a significant portion of its healthcare assets, the Companies intend to continue to reevaluate its financial, legal and tax structure to determine the best platform for growing La Quinta and enhancing shareholder value going forward.

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

    Restructuring the operations of Realty and Operating to comply with the Ticket to Work Act and the Reform Act may cause one or both of the Companies to incur substantial tax liabilities and other costs, to recognize an impairment loss on their goodwill asset related to the acquisition of the paired share structure or to take other actions that may otherwise adversely affect one or both of the Companies.

NEWLY ISSUED ACCOUNTING STANDARDS

    In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaced SFAS No. 125 of the same name. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is also effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures for prior years' comparative financial statements are not required. The Companies are currently not affected by the Statement's requirements.

    In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment to SFAS
No. 133. SFAS No. 133 required that all derivative investments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or comprehensive income depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The Companies anticipate that, due to their limited use of derivative instruments, the adoption of SFAS No. 138 will not have a material effect on their financial statements.

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25, "Accounting for Stock Issued to Employees". This Interpretation clarified the application of Opinion 25, including among other issues: (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock ownership plan qualifies as non-compensatory,
(c) the accounting implications of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for the exchange of stock compensation awards in a business combination. The Interpretation was effective July 1, 2000 and the effects of applying the Interpretation are recognized on a prospective basis. The adoption did not have a material impact on the Companies' financial condition or results of operations.

SEASONALITY

    The lodging industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margins and net earnings.

CERTAIN FACTORS YOU SHOULD CONSIDER

UNLESS THE CONTEXT OTHERWISE REQUIRES, ALL REFERENCES TO "WE," "US," OR "OUR" REFER GENERALLY TO THE COMPANIES, THEIR SUBSIDIARIES AND RESPECTIVE PREDECESSOR ENTITIES FOR THE APPLICABLE PERIODS, ALTHOUGH THE CONTEXT MAY, IN CERTAIN SITUATIONS, REQUIRE THAT THESE WORDS REFER TO EITHER REALTY OR OPERATING INDIVIDUALLY.

    PRESENTED BELOW ARE CERTAIN FACTORS THAT YOU SHOULD CONSIDER WITH RESPECT TO AN INVESTMENT IN OUR SECURITIES. YOU SHOULD BE AWARE THAT THERE ARE VARIOUS RISKS, INCLUDING THOSE DESCRIBED BELOW, WHICH MAY MATERIALLY IMPACT YOUR INVESTMENT IN OUR SECURITIES OR MAY IN THE FUTURE AND, IN SOME CASES, ALREADY DO, MATERIALLY AFFECT US AND OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. YOU SHOULD CAREFULLY CONSIDER THESE FACTORS. THIS SECTION INCLUDES OR REFERS TO CERTAIN FORWARD-LOOKING STATEMENTS; YOU SHOULD READ THE EXPLANATION OF THE QUALIFICATIONS AND LIMITATIONS ON SUCH FORWARD-LOOKING STATEMENTS DISCUSSED ON PAGE 1.

OUR STRATEGIC FOCUS ON LODGING RELATED PROPERTIES EXPOSES INVESTORS TO RISKS COMMON IN THAT INDUSTRY THAT MAY ADVERSELY AFFECT AN INVESTMENT IN OUR SECURITIES.

THERE ARE A NUMBER OF OPERATING RISKS THAT COULD HAVE AN ADVERSE EFFECT ON THE COMPANIES' LODGING RELATED BUSINESS.

    We have made a significant investment in lodging related facilities through our acquisition of La Quinta. La Quinta is operated by a subsidiary of Operating and its real estate assets are owned by Realty or a subsidiary of Realty. The results of operations of La Quinta hotels are subject to many factors, including:

    - changes in the national, regional and local general economic climate;

    - competition from comparable hotels;

    - the desirability of particular locations;

    - the quality, philosophy and performance of the lodging facility managers and supervisors;

    - availability of qualified labor;

    - changes in room rates and increases in operating costs due to inflation;

    - capability of management information systems;

    - the need to reinvest capital to periodically repair and upgrade the lodging facilities;

    - increases in travel expenses that reduce business and leisure travel;

    - increases in expenses such as real estate tax and utilities; and

    - the relationship between supply of and demand for hotel rooms (an oversupply of hotel properties or a reduction in demand for hotel rooms).

LA QUINTA OPERATES IN A VERY COMPETITIVE MARKET.

    La Quinta hotels generally operate in markets that contain numerous competitors, including a wide range of lodging facilities offering full-service, limited-service and all-suite lodging options to the public. The continued success of our hotels will be substantially dependent upon our ability to compete in such areas as affordable and competitive room rates, quality of accommodations, name recognition, service level and convenience of locations. Additionally, an increasing supply of hotel rooms in La Quinta's market segment and recent consolidations in the lodging industry generally, have resulted in the creation of several large, multi-branded hotel chains with diversified operations and may adversely impact our business, financial condition and results of operations. We cannot assure you that demographic, geographic or other changes in markets will not adversely affect the convenience or desirability of the locations of our hotels. Furthermore, we cannot assure you that competing hotels will not provide greater competition for guests than currently exists in the markets in which our hotels operate or that new hotels will not enter such markets.

OUR LODGING RELATED PROPERTIES ARE GEOGRAPHICALLY CONCENTRATED.

    La Quinta's hotels are concentrated in the western and southern regions of the United States. As a result, our lodging properties are particularly sensitive to adverse economic and competitive conditions and trends in those regions and such conditions may specifically affect our cash available for distribution to shareholders. The concentration of lodging properties in one region may expose us to risks of adverse economic developments, which are greater than if our portfolio were more geographically diverse.

OUR LODGING RELATED BUSINESS AND OPERATIONS ARE SUBJECT TO EXTENSIVE EMPLOYMENT AND OTHER GOVERNMENTAL REGULATION.

    The lodging business is subject to extensive federal, state and local regulation, including building and zoning requirements, all of which can prevent, delay, make uneconomical or significantly increase the cost of developing additional lodging facilities. In addition, La Quinta's hotels and Operating are subject to laws governing their relationship with employees, including minimum wage requirements, overtime, working conditions, work permit requirements and discrimination claims. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could adversely affect our financial results.

FLUCTUATIONS IN OPERATING RESULTS ARE COMMON IN THE LODGING INDUSTRY.

    Operating results in the lodging industry may be adversely affected by factors such as:

    - changes in economic conditions;

    - changes in local market conditions;

    - an oversupply of hotel rooms;

    - a reduction in demand for hotel space in specific areas;

    - changes in travel patterns;

    - weather conditions;

    - changes in governmental regulations that influence or determine wages;

    - prices or construction costs;

    - changes in interest rates;

    - the availability of financing for operating or capital needs; and

    - changes in real estate tax rates and other operating expenses.

    Room supply and demand historically have been sensitive to shifts in gross domestic product growth, which has resulted in cyclical changes in ADR and occupancy rates. Due in part to the strong correlation between the lodging industry's performance and economic conditions, the lodging industry is subject to cyclical changes in revenues. In that regard, we cannot provide assurance that current conditions in the lodging industry, or in the segment of the industry in which we operate, will not decline in the future. Furthermore, the lodging industry is seasonal in nature, with revenues typically higher in summer months than in winter months.

FLUCTUATIONS IN AND DIFFICULTY WITH LODGING CONSTRUCTION MAY HAVE AN ADVERSE EFFECT ON US.

    We may from time to time experience shortages of materials or qualified trades people or volatile increases in the cost of certain construction materials or labor, resulting in longer than normal construction and remodeling periods, loss of revenue and increased costs. We will rely heavily on local contractors, who may be inadequately capitalized or understaffed. The inability or failure of one or more local contractors to perform may result in construction or remodeling delays, increased cost and loss of revenue. The foregoing factors could adversely affect La Quinta's operations, which, in turn, could materially adversely affect us and our ability to pay amounts due on our indebtedness and to make distributions to shareholders.

THE SEASONALITY OF THE LODGING INDUSTRY MAY AFFECT THE ABILITY OF REALTY'S LESSEES AND OPERATORS TO MAKE TIMELY RENT PAYMENTS.

    The seasonality of the lodging industry causes fluctuations in hotel revenues and may, from time to time, affect either the amount of rent that accrues under Realty's hotel leases or the ability of Realty's lessees and operators to make timely rent payments under the leases. A lessee's or operator's inability to make timely rent payments to Realty could adversely affect our financial condition and ability to service debt and make distributions to our stockholders. Operating and/or its subsidiaries currently are the only entities that lease Realty's lodging properties.

    We have recently implemented a franchising program for our various La Quinta-Registered Trademark- brands and the success of this program may be impacted by risks inherent in third-party use of our brands, as well as other factors.

THE COMPANIES' OWNERSHIP OF HEALTHCARE RELATED PROPERTIES EXPOSES INVESTORS TO RISKS COMMON IN THAT INDUSTRY THAT MAY ADVERSELY AFFECT AN INVESTMENT IN OUR SECURITIES.

THERE ARE A NUMBER OF OPERATING RISKS THAT COULD HAVE AN ADVERSE EFFECT ON THE COMPANIES' HEALTHCARE RELATED BUSINESS.

    One of the Companies' businesses is that of financing and leasing healthcare related properties. Operating risks in this business include, among other things:

    - competition for tenants;

    - changes in the financial condition of third-party operators of our healthcare facilities;

    - competition from other healthcare financing providers, a number of which may have greater marketing, financial and other resources and experience than us;

    - changes in government regulation of healthcare;

    - changes in the availability and cost of insurance coverage;

    - increases in operating costs due to inflation and other factors;

    - changes in interest rates;

    - the availability of financing;

    - the ability of the Companies to sell off its investments when it chooses at prices that are reasonable; and

    - adverse effects on general and local economic conditions.

    The foregoing factors could adversely affect the ability of the operators of the Companies' healthcare facilities to generate revenues and make payments to it. This, in turn, could materially adversely affect our earnings, our ability to make distributions to stockholders and to pay amounts due on our indebtedness.

EXTENSIVE FEDERAL, STATE AND LOCAL REGULATION OF THE HEALTHCARE INDUSTRY MAY ADVERSELY AFFECT THE ABILITY OF THIRD-PARTY OPERATORS OF THE COMPANIES' HEALTHCARE PROPERTIES TO MAKE THEIR PAYMENTS.

    The healthcare businesses of the third-party operators of the Companies' healthcare related real estate are subject to extensive federal, state and local regulation governing the licensing and conduct of operations at healthcare facilities, certain capital expenditures, the quality of services provided, the manner in which the services are provided, financial and other arrangements between healthcare providers and reimbursement for services rendered. The failure of any third-party operator to comply with such laws, requirements and regulations could adversely affect its effectiveness in operating the facility or facilities. Any such ineffectiveness could impair such operator's ability to make payments to Realty and thereby adversely affect our business, financial condition or results of operations.

A CONCENTRATION OF INVESTMENT IN THE SKILLED NURSING INDUSTRY COMPOUNDS THE RISKS ASSOCIATED WITH THIS INDUSTRY.

    As of December 31, 2000, skilled nursing facilities comprised 18.7% of the Companies' real estate investments. For the reasons mentioned in the risk factor above, such a concentration in this type of facility could have a material adverse effect on our business, financial condition or results of operations.

WE RELY HEAVILY ON THIRD-PARTY OPERATORS ASSOCIATED WITH MANY OF OUR PROPERTIES.

    Third-party operators manage healthcare facilities on each of our healthcare related properties. Our financial position may be adversely affected by financial difficulties experienced by any such operators, including the bankruptcy, insolvency or general downturn in the business of any such operator, or in the event any such operator does not renew its leases as they expire and Realty cannot lease these facilities to other operators on comparable terms. In particular, the net book value of the Companies' investments in the facilities operated by its four largest healthcare operators at December 31, 2000 amounts to approximately 20% of its total real estate investments. Such a concentration in these operators could have a material adverse effect on our business, financial condition or results of operations.

WE HAVE NO CONTROL OVER INCREASED GOVERNMENT REGULATION IN THE HEALTHCARE INDUSTRY.

    The healthcare industry is subject to changing political, economic, regulatory and demographic influences that may affect the operations of healthcare facilities and providers. During the past several years, the healthcare industry has been subject to changes in government regulation of many aspects of the industry (for example, reimbursement rates and certain capital expenditures). Some elected officials have announced that they intend to examine certain aspects of the United States healthcare system, including proposals which may further increase governmental involvement in healthcare. For example, the President and Congress have in the past and may in the future, propose healthcare reforms which could impose additional regulations on the Companies and its operators or limit the amounts that operators may charge for services. The Companies' healthcare facility operators are and will continue to be, subject to varying degrees of regulation and licensing by health or social service agencies and other regulatory authorities in the various states and localities in which they operate or in which they will operate.

SIGNIFICANT HEALTHCARE REFORM HAS AND MAY CONTINUE TO ADVERSELY AFFECT OUR OPERATIONS IN THE HEALTHCARE INDUSTRY.

    The Balanced Budget Act of 1997, which was signed into law on August 5, 1997, enacted significant changes to the Medicare and Medicaid programs designed to modernize payment and healthcare delivery systems while achieving substantial budgetary savings. In seeking to limit Medicare reimbursement for certain healthcare services, the Balanced Budget Act of 1997 mandated the establishment of a prospective payment system for healthcare facilities to replace the current cost-based reimbursement system. The cost-based system reimburses healthcare facilities for reasonable direct and indirect allowable costs incurred in providing "routine services" as well as capital costs and ancillary costs, subject to limits fixed for the particular geographic area served by the healthcare facility. Under the prospective payment system, healthcare facilities will be paid a federal per diem rate for covered services. The per diem payment will cover routine service, ancillary and capital-related costs. The prospective payment system is being phased in over a four-year period beginning on or after July 1, 1998. Under provisions of the Balanced Budget Act of 1997, states will be provided additional flexibility in managing their Medicaid program. Among other things, the Balanced Budget Act of 1997 repealed a federal payment standard, which had required states to pay "reasonable and adequate" payments to cover the costs of efficiently and economically operated hospitals, nursing facilities and certain intermediate care facilities. We have no control over these federal reimbursement rates, which may change periodically. Additionally, these healthcare reforms may reduce reimbursement to levels that are insufficient to cover the cost of providing patient care, which could adversely affect the revenues of Realty's third-party borrowers and lessees. Such adverse effects on Realty's third-party borrowers may negatively impact those borrowers' and lessees' abilities to make their loan or lease payments to Realty. Five of Realty's third-party operators have cited these healthcare reforms as the precipitating factor in filing for bankruptcy protection. Failure of the borrowers or lessees to make their loan or lease payments would have a direct and material adverse effect on our business, financial condition or results of operations.

FIVE OF THE COMPANIES' HEALTHCARE FACILITY OPERATORS HAVE FILED FOR BANKRUPTCY.

    As of December 31, 2000, the Companies have exposure to five operators who have filed for protection under Chapter 11: Sun Healthcare Group, Inc. ("Sun"), Mariner Health Group ("Mariner"), Integrated Health Services, Inc. ("Integrated"), Genesis Health Ventures, Inc. ("Genesis") and CareMatrix Corporation ("CareMatrix"). The following table describes the number of facilities, net assets before valuation allowance by lease/mortgage and the lease/mortgage income by each of the five operators that have filed for Chapter 11:

                                                                                                      YEAR ENDED
                                                                                                     DECEMBER 31,
                                                         LEASES                 MORTGAGES                2000
                                                 ----------------------   ---------------------   -------------------
                                      TOTAL                      NET                     NET       RENTAL    INTEREST
      OPERATOR         DATE FILED   FACILITIES   FACILITIES    ASSETS     FACILITIES    ASSETS     INCOME     INCOME
---------------------  ----------   ----------   ----------   ---------   ----------   --------   --------   --------
                                              (IN THOUSANDS, EXCEPT FOR NUMBER OF FACILITIES)
Sun(5)...............   10/14/99        39           35       $285,130         4       $30,410    $46,650     $   --(1)
Mariner..............    1/18/00         2            1          6,789         1         7,057        977         --(2)
Integrated...........     2/2/00        10           10         37,066        --            --      6,288      N/A
Genesis..............    6/26/00         8            4         15,127         4        18,425      1,653      1,019(3)
CareMatrix...........    11/9/00         4            1         13,840         3        35,606      1,648      1,691(4)
                                        --           --       --------        --       -------    -------     ------
Totals...............                   63           51       $357,952        12       $91,498    $57,216     $2,710
                                        ==           ==       ========        ==       =======    =======     ======

--------------------------

(1) No interest payments related to the Sun mortgages have been received since October 14, 1999 and, accordingly, these mortgages were placed on non-accrual status.

(2) No interest payments related to the Mariner mortgage were received and, accordingly, this mortgage was placed on non-accrual status.

(3) Mortgages related to Genesis have been placed on non-accrual status and interest income is recorded as payments are received.

(4) Mortgages related to CareMatrix have been placed on non-accrual status and interest income is recorded as payments are received.

(5) Net lease assets operated by Sun include straight-line rent receivables of $4,389,000.

    The Companies continue to monitor its operators that have filed for Chapter 11. To date, the Companies have not come to any definitive agreement with any of these operators. In the event any of its leases are successfully rejected through the course of the bankruptcy proceedings, the Companies intend to transition the operations of these facilities to other operators.

    Management has initiated various actions to protect the Companies' interests under its leases and mortgages including the draw down and renegotiations of certain escrow accounts and agreements. While the earnings capacity of certain facilities has been reduced and the reductions may extend to future periods, management believes that it has recorded appropriate accounting impairment provisions based on its assessment of current circumstances. However, upon changes in circumstances, including but not limited to, possible foreclosure or lease termination, there can be no assurance that the Companies' investments in healthcare facilities would not be written down below current carrying value based upon estimates of fair value at such time.

WE CANNOT PROVIDE ASSURANCE THAT THIRD-PARTY REIMBURSEMENT FOR REALTY'S OPERATORS WILL CONTINUE TO BE AVAILABLE.

    The cost of many of the services offered by the current operators of Realty's healthcare facilities are reimbursed or paid for by third-party payors such as Medicare and Medicaid programs for elderly, low income and disabled patients and state Medicaid programs for managed care organizations. No assurance can be given that such third-party reimbursement to Realty's operators will continue to be available or when reimbursement will be offered or that reimbursement rates will not be reduced. The increase in the number of providers contracting to provide per person fixed cost healthcare to a patient population has increased pressure on third-party payers to lower costs.

    A significant portion of the revenue from the third-party operators who lease or receive financing from Realty is derived from governmentally funded reimbursement programs, such as Medicare and Medicaid. These programs are highly regulated and subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations and administrative and judicial interpretations of existing law. In recent years, there have been fundamental changes in the Medicare program resulting in reduced levels of payment for a substantial portion of healthcare services over which Realty has no control. Moreover, healthcare facilities have experienced increasing pressure from private payors, such as health maintenance organizations, attempting to control healthcare costs. Reimbursement from private payors has, in many cases, been reduced to levels approaching those of government payors. Concern regarding healthcare costs may result in significant reductions in payment to healthcare facilities and there can be no assurance that future payment rates from either governmental or private healthcare plans will be sufficient to cover cost increases in providing services to patients. In many instances, revenues from Medicaid programs are already insufficient to cover the actual costs incurred in providing care to those patients. Any changes in reimbursement policies which reduce reimbursement to levels that are insufficient to cover the cost of providing patient care could adversely affect revenues from the third-party operators who lease or receive financing from Realty and thereby adversely affect those entities' ability to make their lease or loan payments to Realty. Failure of these entities to make their lease or loan payments would have a direct and material adverse impact on our business, financial condition or results of operations.

FAILURE TO COMPLY WITH FRAUD AND ABUSE LAWS AND GOVERNMENTAL PROGRAM INTEGRITY REGULATIONS MAY HAVE A MATERIAL ADVERSE EFFECT ON US.

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

    It is anticipated that the trend toward increased investigation and informant activity in the area of fraud and abuse, as well as self-referral, will continue in future years. In the event that any borrower or lessee of the Companies' were to be found in violation of the applicable laws regarding fraud, abuse or self-referral, that borrower's or lessee's license or certification to participate in government reimbursement programs could be jeopardized, or that borrower or lessee could be subject to civil and criminal fines and penalties. Either of these occurrences could have a material adverse effect on us by adversely affecting the borrower's or lessee's ability to make debt or lease payments to Realty.

IT IS DIFFICULT TO BE CONTINUOUSLY UP-TO-DATE WITH CURRENT INFORMATION REGARDING THIRD-PARTY OPERATORS OF OUR HEALTHCARE PROPERTIES.

    As of December 31, 2000, our healthcare portfolio comprised approximately 27% of our total real estate investments. Approximately 19% of our total real estate investments (approximately 58% of the healthcare portfolio before the valuation allowance) are operated by companies in the skilled nursing sector of the healthcare industry and 9% of our total real estate investments (approximately 29% of the healthcare portfolio before the valuation allowance) are operated by companies in the assisted living sector of the healthcare industry.

    We monitor credit risk for our healthcare portfolio by evaluating a combination of publicly available financial information, information provided by the operators themselves and information otherwise available to us. The financial condition and ability of these healthcare operators to meet their rental and other obligations will, among other things, have an impact on our revenues, net income or loss, funds available from operations, our ability to make distributions to our shareholders and our ability to obtain financing. The operations of the skilled nursing companies have been negatively impacted by changes in Medicare reimbursement rates, increases in labor costs, increases in their leverage and various other factors. In addition, any failure by these operators to effectively conduct their operations could have a material adverse effect on their business reputation or on their ability to enlist and maintain patients in their facilities.

    Operators of assisted living and skilled nursing facilities are experiencing longer fill-up periods and are being affected by concerns regarding the potential of over-building, increased regulation and the use of certain accounting practices. Accordingly, many of these operators have pre-announced anticipated earnings shortfalls and have experienced a significant decline in their stock prices. These factors have had a detrimental impact on the liquidity of some assisted living operators, which has slowed or halted their growth plans and may have a negative effect on their operating cash flows.

OUR SUBSTANTIAL DEBT, AS WELL AS THE VARIOUS OTHER RISKS ASSOCIATED WITH DEBT AND PREFERRED STOCK FINANCING, COULD RESULT IN ADVERSE CONSEQUENCES FOR US.

WE ARE DEPENDENT ON EXTERNAL SOURCES OF CAPITAL.

    To qualify as a REIT, Realty must distribute to its stockholders each year at least 95% of its net taxable income (90% commencing in 2001), excluding any net capital gain. Because of these distribution requirements, it is not likely that Realty will be able to fund all future capital needs, including capital required for potential acquisitions, from income from operations. Realty, therefore, will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends upon a number of factors, including general market conditions, the market's perception of our growth potential and risk characteristics of our underlying business operations, our current and potential future earnings and cash distributions and the market price of our common stock. Moreover, additional equity offerings may result in substantial dilution of stockholders' interests and additional debt financing may further leverage the Companies.

REALTY IS SUBSTANTIALLY LEVERAGED.

    Our debt-to-total market capitalization ratio was approximately 40% as of December 31, 2000. Operating, as a guarantor under Realty's credit facility, is also substantially leveraged. This amount of debt could have important consequences for investors and for us, some of which include:

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

    Despite our plan to decrease the amount of our debt as announced in the Five Point Plan and our continuing efforts to do so, we cannot provide assurance that we will be able to repay enough debt to successfully deleverage.

WE HAVE RELIED, AND CONTINUE TO RELY, ON THE SALE OF HEALTHCARE ASSETS IN ORDER TO DELEVERAGE REALTY AND A LACK OF CONTINUED SUCCESS IN THESE SALES EFFORTS MAY IMPAIR OUR ABILITY TO SERVICE OR REFINANCE OUR DEBT OBLIGATIONS.

    Since the announcement of the Five Point Plan, Realty has relied, and will continue to rely, significantly on the sale of healthcare assets to repay its indebtedness, including indebtedness under its Credit Facility which matures in July 2001. The sale of significant portions of healthcare assets is subject to a number of risks including the ability to identify satisfactory potential buyers, the availability of financing to potential buyers, the satisfactory completion of regulatory approvals and other factors which are outside of Realty's control. During the past several years, participants in the healthcare real estate industry have endured capital markets that have offered limited access to traditional financing vehicles. Regulatory changes, uncertainty in the industry and other factors have contributed to this reduction in available capital financing sources. Continuing limitations in the amount and type of capital which is available to the healthcare real estate industry may reduce the number of qualified buyers, impact the timing of asset sales or reduce the purchase prices at which prospective buyers are willing to acquire healthcare related real estate. In the event Realty is unable to continue to successfully sell healthcare assets on a timely basis and at prices which are acceptable to Realty, its ability to satisfactorily service or refinance its debt obligations could be impaired.

REALTY MAY NOT BE ABLE TO RENEW, REPAY OR REFINANCE WHEN DUE THE INDEBTEDNESS ON OUR PROPERTIES OR UNSECURED INDEBTEDNESS OR THE TERMS OF ANY RENEWAL OR REFINANCING WILL NOT BE AS FAVORABLE AS THE TERMS OF SUCH ORIGINAL INDEBTEDNESS.

    If Realty were unable to refinance the indebtedness on acceptable terms, or at all, we may be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses which could have a material adverse effect on us and our ability to make distributions to stockholders and to pay amounts due on such indebtedness. Realty has $628 million in debt that matures in 2001. If a property is mortgaged to secure payment of indebtedness and Realty is unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of revenues and asset value to us. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering Realty's ability to meet the REIT distribution requirements of the Code.

WE ARE SUBJECT TO THE RISKS ASSOCIATED WITH INDEBTEDNESS THAT BEARS INTEREST AT VARIABLE RATES.

    We have incurred and expect in the future to incur, indebtedness which bears interest at variable rates. Accordingly, increases in interest rates would increase our interest costs (to the extent that the related indebtedness was not protected by interest rate protection arrangements), which could have a material adverse effect on us and our ability to make distributions to stockholders and to pay amounts due on our indebtedness or cause us to be in default under certain debt instruments. In addition, an increase in market interest rates may lead our stockholders to demand a higher yield on their paired shares from our distributions, if any, which could adversely affect the market price for the paired shares and could also adversely affect the market price of any preferred stock issued by either or both of the Companies.

REALTY'S REAL PROPERTY INVESTMENTS ARE SUBJECT TO THE MANY VARYING TYPES AND DEGREES OF RISK INHERENT IN OWNING REAL ESTATE AND THAT MAY AFFECT THE VALUE OF OUR ASSETS AND OUR ABILITY TO GENERATE REVENUE, NET INCOME AND CASH AVAILABLE FOR DISTRIBUTION TO OUR STOCKHOLDERS.

THE ILLIQUIDITY OF REAL ESTATE AS AN INVESTMENT LIMITS REALTY'S ABILITY TO SELL PROPERTIES QUICKLY IN RESPONSE TO MARKET CONDITIONS.

    Real estate investments are relatively illiquid and, therefore, cannot be purchased or sold rapidly in response to changes in economic or other conditions. Buyers may not be identified quickly or such buyers may not be able to secure suitable financing to consummate a transaction. Furthermore, sales of certain appreciated property could generate material adverse tax consequences, which may affect Realty's ability to sell properties in response to market conditions and adversely affect returns to stockholders.

REALTY DEPENDS AND RELIES ON THE ABILITY AND SUCCESS OF THOSE WHO OPERATE, MANAGE, LEASE AND MAINTAIN OUR PROPERTIES.

    Federal income tax law restricts REITs from deriving revenues directly from operating their properties. Thus, the underlying value of Realty's real estate investments, results of operations and ability to make distributions to stockholders and pay amounts due on indebtedness depends on the ability of the operators, managers, lessees and Operating to operate Realty's properties in a manner sufficient to maintain or increase revenues and to generate sufficient revenues in excess of operating expenses to make rent payments under their leases or loan payments in respect to their loans from Realty.

THE RESULTS OF OPERATIONS OF REALTY'S PROPERTIES MAY BE ADVERSELY AFFECTED BY MANY FACTORS OUTSIDE OF REALTY'S CONTROL.

    Results of operations of Realty's properties may also be adversely affected by, among other things:

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

    - adverse changes in zoning and other land use laws; and

    - civil unrest, earthquakes and other natural disasters (which may result in uninsured losses) and other factors, which are beyond our control.

WE DEPEND ON THE RENTAL INCOME FROM OUR REAL PROPERTY.

    Realty's cash flow, results of operations and the value of our assets would be adversely affected if a significant number of third-party operators of our properties failed to meet their lease obligations. These lease payments are one of Realty's principal sources of revenue.

    The bankruptcy or insolvency of a major operator may have an adverse effect on a property. At any time, an operator also may seek protection under the bankruptcy laws, which could result in rejection and termination of such operator's lease and thereby cause a reduction in the cash flow from the property. We have no control over such reductions and cannot assure investors that any of our third-party operators will have sufficient assets, income and access to financing to enable them to satisfy their obligations under any such lease. If an operator rejects its lease, the owner's claim for breach of the lease would (absent collateral securing the claim) be treated as a general unsecured claim. Generally, the amount of the claim would be capped at the amount owed for unpaid pre-petition lease payments unrelated to the rejection, plus the greater of one year's lease payments or 150% of the remaining lease payments payable under the lease (but not to exceed the amount of three years' lease payments).

OUR OPERATING COSTS MAY BE AFFECTED BY THE OBLIGATION TO PAY FOR THE COST OF COMPLYING WITH EXISTING ENVIRONMENTAL LAWS, ORDINANCES AND REGULATIONS, AS WELL AS THE COST OF COMPLYING WITH FUTURE LEGISLATION.

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

    Persons who arrange for the transportation, disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is or ever was owned or operated by such person. Certain environmental laws and common law principles could be used to impose liability for releases of hazardous materials, including asbestos-containing materials, into the environment. In addition, third-parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released asbestos-containing materials or other hazardous materials. Environmental laws may also impose restrictions on the use or transfer of property and these restrictions may require various expenditures by Realty. In connection with the ownership and operation of any of Realty's properties, we (and the other lessees or operators of these properties) may be liable for any such costs. The cost of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could materially adversely affect us and our ability to make distributions to stockholders and to pay amounts due on our indebtedness.

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

OUR FAILURE TO OBTAIN AND MAINTAIN PROPER INSURANCE ON OUR PROPERTIES WOULD HAVE A MATERIAL ADVERSE EFFECT ON US.

    Realty is directly responsible for insuring our lodging related properties. Additionally, each of Realty's leases and mortgage loans typically specifies that comprehensive insurance be maintained on each of the applicable properties, including liability, fire and extended coverage. Leases and loan documents for new investments (including those leased to Operating) typically contain similar provisions. There are certain types of losses, generally of a catastrophic nature, such as earthquakes and floods, that may be uninsurable or not economically insurable. We will use our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance coverage on our investments at a reasonable cost and on suitable terms. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of the lost investment and also may result in certain losses being totally uninsured. Inflation, changes in building codes, zoning or other land use ordinances, environmental considerations, lender imposed restrictions and other factors also might make it infeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds, if any, received by Realty might not be adequate to restore our economic position with respect to such property.

AN INVESTMENT IN OUR SECURITIES MAY HAVE ADVERSE TAX CONSEQUENCES.

REALTY'S FAILURE TO QUALIFY AS A REIT COULD HAVE SERIOUS ADVERSE FINANCIAL CONSEQUENCES.

    Realty operates and intends to continue to operate in the future, so as to qualify as a REIT for federal income tax purposes. Realty believes that it has operated in a manner that permits it to qualify as a REIT under the Code. Qualification as a REIT, however, involves the application of highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations. The complexity of these provisions is greater in the case of a paired share REIT. In addition, REIT qualification involves the determination of factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, Realty must derive at least 95% of its gross income in any year from qualifying sources and Realty must distribute annually to shareholders 95% (90% commencing in 2001) of its REIT taxable income, excluding net taxable gains.

    Although we believe Realty is organized and operating in a manner that permits it to remain qualified as a REIT, we cannot guarantee that Realty will be able to continue to operate in such a manner. In addition, if we are ever audited by the Internal Revenue Service ("IRS") with respect to any past year, the IRS may challenge Realty's qualification as a REIT for such year.

    If Realty were to fail to qualify as a REIT, it would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Such failure to qualify as a REIT would result in additional tax liability for the year or years involved. This additional tax could significantly reduce, or possibly eliminate, the amount of cash Realty would have available for investment or distribution to stockholders. In addition, the failure to qualify as a REIT would also:

    - constitute a default under certain of our debt obligations, which would generally allow the holders thereof to demand the immediate repayment of such indebtedness and

    - potentially reduce the market value of our stock.

    Each of these possible outcomes could have a material adverse effect on our business, financial condition or results of operations.

BUSINESS DEVELOPMENTS AND RECENT LEGISLATION COMPLICATE COMPLIANCE WITH REIT QUALIFICATION RULES.

    Due to recent sales of healthcare assets and the resulting loss of qualifying rental and interest income disqualifying income as a percentage of Realty's gross income has increased. Disqualifying income cannot exceed 5% of Realty's gross income. Although Realty currently satisfies this requirement, additional asset sales (which will result in further reductions of qualifying rental and interest income) as well as increases in royalty income (which is considered nonqualifying income) could cause Realty to exceed the 5% gross income limit for non-qualifying income, resulting in REIT disqualification and/or substantial costs to avoid such disqualification. In light of the Five Point Plan and the Companies' announced intention to increase its focus on its lodging business (including franchising, which will generate royalty income) and sell a significant portion of its healthcare assets, the Companies intend to continue to reevaluate its financial, legal and tax structure.

    The Ticket to Work Act replaced the former rule permitting a REIT to own more than 10% of the value of the securities of an issuer, provided the voting power of the security did not exceed 10%, with a new rule prohibiting a REIT from owning more than 10% of the vote or value of the securities of an issuer unless such issuer qualifies as a taxable REIT subsidiary. Taxable REIT subsidiaries cannot, however, directly or indirectly operate or manage lodging or healthcare facilities and are limited in their ability to franchise or license brand names used in the operation of a lodging or healthcare facility. In order to comply with these new rules, the Companies may have to restructure their operations or limit their future growth. Any restructuring of the operations of Realty and Operating to comply with the above-described legislation may cause one or both of the Companies to incur substantial tax liabilities and other costs, to recognize an impairment loss on their goodwill asset related to the acquisition of the paired share structure or to take other actions that may otherwise adversely affect one or both of the Companies.

LEGISLATION HAS LIMITED THE USE OF THE PAIRED SHARE STRUCTURE.

    Realty's ability to qualify as a REIT is further dependent upon its continued exemption from the anti-pairing rules of Section 269B(a)(3) of the Code, which would ordinarily prevent it from qualifying as a REIT. Subject to the discussion below regarding recent legislation, the "grandfathering" rules governing Section 269B generally provide that Section 269B(a)(3) does not apply to a paired share REIT if the REIT and its paired operating company were paired on June 30, 1983. On June 30, 1983, Realty (then known as Santa Anita Enterprises, Inc.) was paired with Operating (which was then known as Santa Anita Operating Company). There are, however, no judicial or administrative authorities interpreting this

"grandfathering" rule. Moreover, if for any reason Realty failed to qualify as a REIT in 1983, the benefit of the "grandfathering" rule would not be available to it, in which case Realty would not qualify as a REIT for any taxable year from and after 1983. Such failure to qualify as a REIT would have a material adverse effect on us and our ability to make distributions to our stockholders and to pay amounts due on our indebtedness.

    On July 22, 1998, the President signed into law the Internal Revenue Service Restructuring and Reform Act of 1998 (the "Reform Act"). Included in the Reform Act is a freeze on the grandfathered status of paired share REITs. Under this legislation, the anti-pairing rules provided in the Code apply to real property interests we acquired after March 26, 1998 or acquired by a subsidiary or partnership in which a 10% or greater interest we own, unless:

    - the real property interests are acquired pursuant to a written agreement that was binding on March 26, 1998 and at all times thereafter, or

    - the acquisition of such real property interests was described in a public announcement or in a filing with the SEC on or before March 26, 1998.

    These restrictions on the activities of a grandfathered paired share REIT provided for in the Reform Act may in the future make it impractical or undesirable for us to continue to maintain our paired share structure. Restructuring our operations to comply with the rules provided by the Reform Act could cause us to incur tax liabilities, to recognize an impairment loss on their goodwill assets, or otherwise materially adversely affect us and our ability to make distributions to stockholders and to pay amounts due on our indebtedness.

WE MAY BE LIMITED IN THE AMOUNT AND NATURE OF OUR FUTURE GROWTH UNDER OUR PRESENT STRUCTURE.

    We operate as a so-called "paired share" real estate investment trust and, as a result, are limited in the extent and types of activities in which we may engage. Realty operates and intends to continue to operate in the future so as to qualify as a REIT for federal income tax purposes. Accordingly, Realty is limited in both the extent and type of assets which it can own and the extent and type of income which it can generate. Further, by restricting the activities that a paired share REIT can engage in and by limiting the type of entities that a REIT can own, the Reform Act and the Ticket to Work Act, federal laws which were adopted in 1998 and 1999, respectively, operate in conjunction to limit the ability of Realty to grow through construction or acquisition of new lodging properties or the acquisition of other lodging brands or properties. These restrictions will limit our ability to grow our overall business through the construction of additional lodging properties, the franchising of our La Quinta-Registered Trademark- brand and related products and services and the acquisition of complementary brand names without significant restructuring efforts. Accordingly, we will need to continue to reevaluate our financial, legal and tax structure to determine the best platform for growing La Quinta and enhancing shareholder value going forward.

WE HAVE NO CONTROL OVER CHANGES IN LEGISLATION, REGULATIONS, ADMINISTRATIVE INTERPRETATIONS OR COURT DECISIONS.

    We can give no assurances that new legislation, regulations, administrative interpretations or court decisions will not change the tax law with respect to qualification as a REIT and the federal income tax consequence of such qualification. Such legislation, regulations, administrative interpretations or court decisions could have a material adverse effect on us and our ability to make distributions to stockholders and to pay amounts due on our indebtedness. In addition, this type of legislation could prevent us from growing as originally intended.

REALTY IS SUBJECT TO SOME TAXES EVEN IF IT QUALIFIES AS A REIT.

    Even if Realty qualifies as a REIT, it is subject to some federal, state and local taxes on its income and property. For example, Realty pays taxes on certain income it does not distribute. Also, Realty's income derived from properties located in some states is subject to local taxes and, if Realty enters into transactions that the Code labels as "prohibited transactions," Realty's net income from such transactions would be subject to a 100% tax.

THE REIT MINIMUM DISTRIBUTION REQUIREMENTS MAY RESULT IN ADVERSE CONSEQUENCES TO INVESTORS.

REALTY MAY BE SUBJECT TO TAXES IN CONNECTION WITH THE DISTRIBUTION OF ASSETS ACQUIRED IN ACQUISITIONS.

    In order to qualify as a REIT, Realty is generally required each year to distribute to its shareholders at least 95% (90% commencing in 2001) of its taxable income, excluding any net capital gain. In addition, if Realty was to dispose of assets acquired in certain acquisitions during the ten-year period following the acquisition, it would be required to distribute at least 95% (90% commencing in 2001) of the amount of any "built-in gain" attributable to such assets that Realty recognizes in the disposition, less the amount of any tax paid with respect to such recognized built-in gain. Realty generally is subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by Realty with respect to any calendar year are less than the sum of:

    - 85% of Realty's ordinary income for that year,

    - 95% of Realty's capital gain net income for that year and

    - 100% of Realty's undistributed income from prior years.

REALTY MAY NEED TO BORROW MONEY TO MEET ITS MINIMUM DISTRIBUTION REQUIREMENTS AND TO CONTINUE TO QUALIFY AS A REIT.

    Realty's ability to make distributions to shareholders could be adversely affected by increased debt service obligations if it needs to borrow money in order to maintain its REIT qualification. For example, differences in timing between when Realty receives income and when it has to pay expenses could require Realty to borrow money to meet the requirement that Realty distributes to its shareholders at least 95% (90% commencing in 2001) of its net taxable income each year excluding net capital gains. The incurrence of large expenses also could cause Realty to need to borrow money to meet this requirement. Realty might need to borrow money for these purposes even if we believe that market conditions are not favorable for such borrowings and, therefore, we may borrow money on unfavorable terms.

REALTY'S FUNDS FROM OPERATIONS AND CASH DISTRIBUTIONS MAY AFFECT THE MARKET PRICE OF OUR PUBLICLY TRADED SECURITIES.

    We believe that the market value of a REIT's equity securities is based upon the market's perception of the REIT's earnings growth potential, the Companies' debt levels and its current and potential future cash distributions and upon the real estate market value of the underlying assets. For that reason, our common stock may trade at prices that are higher or lower than the net asset value per share. To the extent Realty retains operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Realty's failure to meet the market's expectations with regard to future funds from operations, leverage ratios and cash distributions would likely adversely affect the market price of our publicly traded securities.

MARKET INTEREST RATES MAY HAVE AN EFFECT ON THE VALUE OF OUR PUBLICLY TRADED SECURITIES.

    One of the factors that investors consider important in deciding whether to buy or sell shares of a REIT is the distribution rate on such shares, as a percentage of the price of such shares relative to market interest rates. If market interest rates go up, prospective purchasers of our equity securities may expect a higher dividend yield. Higher interest rates would not, however, result in more funds for Realty to distribute and, in fact, would likely increase our borrowing costs and potentially decrease cash available for distribution to the extent that our indebtedness has floating interest rates. Thus, higher market interest rates could cause the market price of our publicly traded securities to go down.

PROVISIONS OF OUR CHARTERS AND BYLAWS COULD INHIBIT CHANGES IN CONTROL THAT COULD BE BENEFICIAL TO OUR SHAREHOLDERS.

    Certain provisions of our charters and bylaws may delay or prevent a change in control or other transaction that could provide our shareholders with a premium over the then-prevailing market price of their paired shares or which might otherwise be in their best interests. These include a staggered Board of Directors as well as the ownership limitations in each of our respective Amended and Restated Certificates of Incorporation.

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

    For fixed rate debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For variable rate debt obligations, the table presents principal cash flows by expected maturity date and contracted interest rates as of the report date. For the interest rate swap, the table presents notional amount and interest rate by the expected (contractual) maturity date. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The variable interest rate represents the contractual LIBOR rate as of the reporting date.

                                        2001       2002       2003       2004       2005     THEREAFTER   FACE VALUE   FAIR VALUE
                                      --------   --------   --------   --------   --------   ----------   ----------   ----------
                                                                         (DOLLARS IN MILLIONS)
Debt Obligations
Long Term Debt:
Fixed Rate..........................   $ 228      $  92      $ 207      $ 252      $ 116        $301        $1,196       $1,022
Average interest rate...............    7.85%      9.19%      8.26%      7.46%      8.04%         --            --           --
Variable rate.......................   $ 400         --         --         --         --          --        $  400       $  400
Average interest rate...............    9.50%        --         --         --         --          --            --           --
Interest rate derivatives
Interest rate swap:
Notional amount.....................   $ 400         --         --         --         --          --            --       $    1
Pay rate............................    5.70%
Receive rate........................      (a)

------------------------------

(a) The receive rate is based on one month LIBOR rates at the time of each trade.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            THE MEDITRUST COMPANIES

                      COMBINED CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
ASSETS
Real estate investments, net................................  $ 3,352,676   $ 4,672,659
Cash and cash equivalents...................................       38,993         7,220
Fees, interest and other receivables........................       73,476        79,042
Goodwill, net...............................................      457,789       480,673
Other assets, net...........................................      170,213       228,163
                                                              -----------   -----------
      Total assets..........................................  $ 4,093,147   $ 5,467,757
                                                              ===========   ===========

LIABILITIES
Indebtedness:
  Notes payable, net........................................  $ 1,013,640   $ 1,144,406
  Convertible debentures, net...............................      136,915       185,468
  Bank notes payable, net...................................      397,827     1,154,182
  Bonds and mortgages payable, net..........................       42,077       113,382
                                                              -----------   -----------
    Total indebtedness......................................    1,590,459     2,597,438
                                                              -----------   -----------
  Accounts payable, accrued expenses and other
    liabilities.............................................      179,877       197,106
                                                              -----------   -----------
      Total liabilities.....................................    1,770,336     2,794,544
                                                              -----------   -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Meditrust Corporation Preferred Stock, $0.10 par value;
    6,000 shares authorized; 701 shares issued and
    outstanding in 2000 and 1999............................           70            70
  Paired Common Stock, $0.20 combined par value; 500,000
    shares authorized; 142,905 and 141,015 paired shares
    issued and outstanding in 2000 and 1999, respectively...       28,580        28,203
  Additional paid-in-capital................................    3,659,339     3,654,358
  Unearned compensation.....................................       (4,911)       (6,760)
  Accumulated other comprehensive income....................         (985)        4,468
  Distributions in excess of net income.....................   (1,359,282)   (1,007,126)
                                                              -----------   -----------
    Total shareholders' equity..............................    2,322,811     2,673,213
                                                              -----------   -----------
      Total liabilities and shareholders' equity............  $ 4,093,147   $ 5,467,757
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                            THE MEDITRUST COMPANIES

                 COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------
                                                               2000            1999           1998
                                                           -------------   ------------   ------------
                                                            (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
REVENUE:
  Rental.................................................   $  116,040       $165,431      $ 191,874
  Interest...............................................       95,253        138,223        153,093
  Hotel..................................................      611,545        606,577        258,423
  Other..................................................           --          1,750         35,987
                                                            ----------       --------      ---------
                                                               822,838        911,981        639,377
                                                            ----------       --------      ---------
EXPENSES:
  Interest...............................................      186,951        244,973        178,458
  Depreciation and amortization..........................      150,138        135,853         87,228
  Amortization of goodwill...............................       22,755         21,470         13,265
  General and administrative.............................       49,985         32,826         27,098
  Hotel operations.......................................      321,630        283,988        119,584
  Rental property operations.............................       28,895         36,517         15,638
  Loss on sale of securities.............................           --             --          4,159
  Loss (gain) on sale of assets..........................      130,536        (12,042)       (52,642)
  Income from unconsolidated joint venture...............           --             --           (906)
  Impairment of real estate assets.......................      183,698         63,170         63,954
  Provision for loss on equity securities................       50,279             --             --
  Other..................................................       32,901         45,814         47,261
                                                            ----------       --------      ---------
                                                             1,157,768        852,569        503,097
                                                            ----------       --------      ---------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES AND EXTRAORDINARY ITEM...........................     (334,930)        59,412        136,280
Income tax expense (benefit).............................          629             --         (4,800)
                                                            ----------       --------      ---------
(LOSS) INCOME FROM CONTINUING OPERATIONS.................     (335,559)        59,412        141,080
DISCONTINUED OPERATIONS:
  Income from operations, net............................           --             --         10,721
  Adjustment to loss on disposal of Santa Anita, net.....           --          2,961        (67,913)
  Adjustment to loss on disposal of Cobblestone Golf
    Group, net...........................................           --         27,452       (237,035)
                                                            ----------       --------      ---------
  NET (LOSS) INCOME BEFORE EXTRAORDINARY ITEM............     (335,559)        89,825       (153,147)
  EXTRAORDINARY ITEM:
    Gain on early extinguishments of debt................        1,403             --             --
                                                            ----------       --------      ---------
  NET (LOSS) INCOME......................................     (334,156)        89,825       (153,147)
    Preferred stock dividends............................      (18,000)       (16,283)        (8,444)
                                                            ----------       --------      ---------
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS.......   $ (352,156)      $ 73,542      $(161,591)
                                                            ==========       ========      =========
BASIC (LOSS) EARNINGS PER PAIRED COMMON SHARE:
  (Loss) income available to common shareholders before
    discontinued operations and extraordinary item.......   $    (2.49)      $   0.30      $    1.10
  Discontinued operations, net...........................           --           0.22          (2.44)
  Gain on early extinguishments of debt..................         0.01             --             --
                                                            ----------       --------      ---------
  Net (loss) income......................................   $    (2.48)      $   0.52      $   (1.34)
                                                            ==========       ========      =========
DILUTED EARNINGS (LOSS) PER PAIRED COMMON SHARE:
  (Loss) income available to common shareholders before
    discontinued operations and extraordinary item.......   $    (2.49)      $   0.30      $    1.06
  Discontinued operations, net...........................           --           0.21          (2.35)
  Gain on early extinguishments of debt..................         0.01             --             --
                                                            ----------       --------      ---------
  Net (loss) income......................................   $    (2.48)      $   0.51      $   (1.29)
                                                            ==========       ========      =========

   The accompanying notes are an integral part of these financial statements.

                            THE MEDITRUST COMPANIES
      COMBINED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         AND OTHER COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                     SHARES OF BENEFICIAL                                                      ACCUMULATED
                                      INTEREST OR PAIRED                                                          OTHER
                                        COMMON SHARES          PRE-     ADDITIONAL                UNEARNED       COMPRE-
                                    ----------------------    FERRED     PAID-IN     TREASURY     COMPEN-        HENSIVE
                                     SHARES      AMOUNT       STOCK      CAPITAL       STOCK       SATION        INCOME
                                    --------   -----------   --------   ----------   ---------   ----------   -------------
                                                                        (IN THOUSANDS)
BALANCE, DECEMBER 31, 1997........   88,128    $    17,626     $--      $1,997,517   $      --    $    --       $  3,569
Proceeds from issuance of Paired
  Common Shares, net of offering
  costs of $5,874.................    8,500          1,700                 269,738
Proceeds from issuance of
  Preferred Stock, net of offering
  costs of $6,334.................                              70         168,596
Purchase of treasury stock........                                                    (163,326)
Effect of merger with
  Cobblestone.....................    8,177          1,636                 239,510
Effect of merger with La Quinta...   43,280          8,656               1,163,980
Issuance of restricted stock
  grants..........................      315             63                   7,026                 (6,718)
Issuance of Paired Common Shares
  for:
  Conversion of debentures, net of
    unamortized issue costs of
    $1............................      284             56                   7,110
    Employee compensation and
      stock options...............      642            128                   5,348
Dividends.........................
Property dividend.................                                          33,162
Net loss of the year ended
  December 31, 1998...............
Change in market value of equity
  investments in excess of cost...                                                                                13,402
                                    -------    -----------     ---      ----------   ---------    -------       --------
BALANCE, DECEMBER 31, 1998........  149,326         29,865      70       3,891,987    (163,326)    (6,718)        16,971
Issuance of Paired Common Shares
  for: Employee compensation and
  stock options...................      128             26                   1,691
Purchase and retirement of
  treasury stock..................   (8,501)        (1,700)               (265,345)    163,326
Issuance of restricted stock......      230             46                   3,241                 (3,287)
Retirement of forfeited restricted
  stock grants....................     (168)           (34)                 (2,216)                 2,109
Amortization of unearned
  compensation....................                                                                  1,136
Effect of TeleMatrix
  Acquisition.....................                                          25,000
Dividends paid....................
Change in market value of equity
  investments in excess of cost...                                                                               (12,503)
Net income for the year ended
  December 31, 1999...............
                                    -------    -----------     ---      ----------   ---------    -------       --------
BALANCE, DECEMBER 31, 1999........  141,015         28,203      70       3,654,358          --     (6,760)         4,468


                                                                  COMPRE-
                                    DISTRIBUTIONS                 HENSIVE
                                    IN EXCESS OF                  INCOME
                                      EARNINGS        TOTAL       (LOSS)
                                    -------------   ----------   ---------
                                                (IN THOUSANDS)
BALANCE, DECEMBER 31, 1997........   $ (192,973)    $1,825,739
Proceeds from issuance of Paired
  Common Shares, net of offering
  costs of $5,874.................                     271,438
Proceeds from issuance of
  Preferred Stock, net of offering
  costs of $6,334.................                     168,666
Purchase of treasury stock........                    (163,326)
Effect of merger with
  Cobblestone.....................                     241,146
Effect of merger with La Quinta...                   1,172,636
Issuance of restricted stock
  grants..........................                         371
Issuance of Paired Common Shares
  for:
  Conversion of debentures, net of
    unamortized issue costs of
    $1............................                       7,166
    Employee compensation and
      stock options...............                       5,476
Dividends.........................     (438,639)      (438,639)
Property dividend.................      (33,162)
Net loss of the year ended
  December 31, 1998...............     (153,147)      (153,147)  $(153,147)
Change in market value of equity
  investments in excess of cost...                      13,402      13,402
                                     ----------     ----------   ---------
BALANCE, DECEMBER 31, 1998........     (817,921)     2,950,928   $(139,745)
                                                                 =========
Issuance of Paired Common Shares
  for: Employee compensation and
  stock options...................                       1,717
Purchase and retirement of
  treasury stock..................                    (103,719)
Issuance of restricted stock......
Retirement of forfeited restricted
  stock grants....................                        (141)
Amortization of unearned
  compensation....................                       1,136
Effect of TeleMatrix
  Acquisition.....................                      25,000
Dividends paid....................     (279,030)      (279,030)
Change in market value of equity
  investments in excess of cost...                     (12,503)  $ (12,503)
Net income for the year ended
  December 31, 1999...............       89,825         89,825      89,825
                                     ----------     ----------   ---------
BALANCE, DECEMBER 31, 1999........   (1,007,126)     2,673,213   $  77,322
                                                                 =========

   The accompanying notes are an integral part of these financial statements.

                            THE MEDITRUST COMPANIES
      COMBINED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         AND OTHER COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                         SHARES OF
                                        BENEFICIAL
                                        INTEREST OR                                                         ACCUMULATED
                                          PAIRED                                                               OTHER
                                       COMMON SHARES        PRE-     ADDITIONAL                UNEARNED       COMPRE-
                                    -------------------    FERRED     PAID-IN     TREASURY     COMPEN-        HENSIVE
                                     SHARES     AMOUNT     STOCK      CAPITAL       STOCK       SATION        INCOME
                                    --------   --------   --------   ----------   ---------   ----------   -------------
                                                                       (IN THOUSANDS)
Issuance of Paired Common Shares
  for:
  Employee compensation and stock
    options.......................      180         36                      924                   (519)
Issuance of restricted stock......    1,760        351                    4,797                 (4,841)
Accelerated amortization of
  restricted shares...............                                                               5,240
Retirement of forfeited restricted
  stock grants....................      (50)       (10)                    (740)                   633
Amortization of unearned
  compensation....................                                                               1,336
Dividends paid....................
Change in market value of equity
  securities in excess of cost....                                                                            (54,749)
Other than temporary impairment of
  equity securities...............                                                                             50,281
Minimum pension liability
  adjustment......................                                                                               (985)
Net loss for the year ended
  December 31, 2000...............
                                    -------    -------      ---      ----------   --------     -------       --------
BALANCE, DECEMBER 31, 2000........  142,905    $28,580      $70      $3,659,339   $     --     $(4,911)      $   (985)
                                    =======    =======      ===      ==========   ========     =======       ========


                                                                    COMPRE-
                                    DISTRIBUTIONS                   HENSIVE
                                    IN EXCESS OF                     INCOME
                                      EARNINGS        TOTAL          (LOSS)
                                    -------------   ----------   --------------
                                                  (IN THOUSANDS)
Issuance of Paired Common Shares
  for:
  Employee compensation and stock
    options.......................                         441
Issuance of restricted stock......                         307
Accelerated amortization of
  restricted shares...............                       5,240
Retirement of forfeited restricted
  stock grants....................                        (117)
Amortization of unearned
  compensation....................                       1,336
Dividends paid....................       (18,000)      (18,000)
Change in market value of equity
  securities in excess of cost....                     (54,749)    $ (54,749)
Other than temporary impairment of
  equity securities...............                      50,281        50,281
Minimum pension liability
  adjustment......................                        (985)         (985)
Net loss for the year ended
  December 31, 2000...............      (334,156)     (334,156)     (334,156)
                                     -----------    ----------     ---------
BALANCE, DECEMBER 31, 2000........   $(1,359,282)   $2,322,811     $(339,609)
                                     ===========    ==========     =========

   The accompanying notes are an integral part of these financial statements.

                            THE MEDITRUST COMPANIES

                 COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income...........................................  $  (334,156)  $    89,825   $  (153,147)
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Depreciation of real estate...............................      130,361       125,714        90,446
  Goodwill amortization.....................................       22,755        21,470        15,826
  Loss (gain) on sale of assets.............................      130,536       (42,455)       19,430
  Shares issued for compensation............................          449           159           438
  Equity in income of joint venture, net of dividends
    received................................................           --            --           544
  Gain on early extinguishments of debt.....................       (2,183)           --
  Other depreciation, amortization and other items, net.....       27,552        35,781        27,384
  Other non-cash items......................................      242,370        70,900       318,457
                                                              -----------   -----------   -----------
Cash flows from operating activities available for
  distribution..............................................      217,684       301,394       319,378
  Net change in other assets and liabilities of discontinued
    operations..............................................           --        (4,227)      (18,331)
  Net change in other assets and liabilities................        3,027       (66,989)     (124,876)
                                                              -----------   -----------   -----------
      Net cash provided by operating activities.............      220,711       230,178       176,171
                                                              -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Paired Common and Realty Preferred
  stock.....................................................           --            --       456,713
Purchase of treasury stock..................................           --      (103,269)     (163,326)
Proceeds from borrowings on bank notes payable..............      252,000     1,176,000     2,445,000
Repayment of bank notes payable.............................   (1,017,359)   (1,868,641)     (767,000)
Repayment of notes payable..................................     (130,287)      (12,500)     (220,000)
Equity offering and debt issuance costs.....................           --        (1,303)      (47,393)
Repayment of convertible debentures.........................      (48,115)           --       (43,152)
Principal payments on bonds and mortgages payable...........      (63,649)      (15,937)      (37,625)
Dividends/distributions to shareholders.....................      (14,062)     (279,030)     (438,639)
Proceeds from exercise of stock options.....................           --           318         5,035
                                                              -----------   -----------   -----------
  Net cash (used in) provided by financing activities.......   (1,021,472)   (1,104,362)    1,189,613
                                                              -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate capital expenditures and development funding....      (40,347)     (129,492)     (636,989)
Investment in real estate mortgages and development
  funding...................................................         (161)      (33,321)     (222,524)
Prepayment proceeds and principal payments received on real
  estate mortgages..........................................      673,121       154,828       407,241
Proceeds from sale of assets................................      232,834       597,121       484,467
Proceeds from sale of securities............................           --                       3,606
Acquisition of Cobblestone..................................           --            --      (178,523)
Acquisition of La Quinta....................................           --            --      (956,054)
Cash acquired in Cobblestone merger.........................           --            --           723
Cash acquired in La Quinta merger...........................           --            --        18,004
Cash acquired in TeleMatrix acquisition.....................           --         1,433            --
Payment of costs related to prior year asset sales..........      (24,248)           --            --
Working capital and notes receivable advances, net of
  repayments and collections................................       (8,665)      (14,621)        6,211
Investment in equity securities.............................           --            --       (30,222)
                                                              -----------   -----------   -----------
    Net cash provided by (used in) investing activities.....      832,534       575,948    (1,104,060)
                                                              -----------   -----------   -----------
    Net increase (decrease) in cash and cash equivalents....       31,773      (298,236)      261,724
Cash and cash equivalents at:
Beginning of year...........................................        7,220       305,456        43,732
                                                              -----------   -----------   -----------
End of year.................................................  $    38,993   $     7,220   $   305,456
                                                              ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                             MEDITRUST CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
ASSETS
Real estate investments, net................................  $3,333,168    $4,652,631
Cash and cash equivalents...................................      38,991         5,779
Fees, interest and other receivables........................      56,829        59,004
Goodwill, net...............................................     429,134       451,240
Due from Meditrust Operating Company........................      91,195        30,525
Other assets, net...........................................     117,275       175,870
                                                              ----------    ----------
      Total assets..........................................  $4,066,592    $5,375,049
                                                              ==========    ==========
LIABILITIES
Indebtedness:
  Notes payable, net........................................  $1,013,640    $1,144,406
  Convertible debentures, net...............................     136,915       185,468
  Bank notes payable, net...................................     397,827     1,154,182
  Bonds and mortgages payable, net..........................      42,077       113,382
                                                              ----------    ----------
      Total indebtedness....................................   1,590,459     2,597,438
                                                              ----------    ----------
  Accounts payable, accrued expenses and other
    liabilities.............................................     110,545       139,833
                                                              ----------    ----------
      Total liabilities.....................................   1,701,004     2,737,271
                                                              ----------    ----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred Stock, $0.10 par value; 6,000 shares authorized;
  701 shares issued and outstanding in 2000 and 1999........          70            70
Common Stock, $0.10 par value; 500,000 shares authorized;
  144,210 and 142,320 shares issued and outstanding in 2000
  and 1999, respectively....................................      14,421        14,232
Additional paid-in-capital..................................   3,592,306     3,586,994
Unearned compensation.......................................      (2,526)       (6,104)
Accumulated other comprehensive income......................          --         4,468
Distributions in excess of net income.......................  (1,238,683)     (948,018)
                                                              ----------    ----------
                                                               2,365,588     2,651,642
Due from Meditrust Operating Company........................          --          (736)
Notes receivable--Meditrust Operating Company...............          --       (13,128)
                                                              ----------    ----------
      Total shareholders' equity............................   2,365,588     2,637,778
                                                              ----------    ----------
      Total liabilities and shareholders' equity............  $4,066,592    $5,375,049
                                                              ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                             MEDITRUST CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                (IN THOUSANDS, EXCEPT FOR PER
                                                                         SHARE DATA)
REVENUE:
  Rental....................................................  $ 116,040   $165,431    $ 191,874
  Interest..................................................     95,172    138,180      152,486
  Rent from Meditrust Operating Company.....................    278,379    274,018      125,706
  Interest from Meditrust Operating Company.................        616         --          712
  Royalty from Meditrust Operating Company..................     20,666     16,350        6,326
  Hotel.....................................................     11,216     12,437        5,781
  Other.....................................................         --      1,750       35,987
                                                              ---------   --------    ---------
                                                                522,089    608,166      518,872
                                                              ---------   --------    ---------
EXPENSES:
  Interest..................................................    186,457    244,700      178,374
  Interest to Meditrust Operating Company...................         --      1,713           --
  Depreciation and amortization.............................    135,414    128,642       84,327
  Amortization of goodwill..................................     21,977     20,723       12,505
  General and administrative................................     19,017     13,968       18,374
  Hotel operations..........................................      5,377      4,723        2,060
  Rental property operations................................     28,895     36,517       15,638
  Loss on sale of securities................................         --         --        4,159
  Loss (gain) on sale of assets.............................    131,513    (12,042)     (52,642)
  Income from unconsolidated joint venture..................         --         --         (906)
  Impairment of real estate assets..........................    183,698     63,170       63,954
  Provision for loss on equity securities...................     50,279         --           --
  Other.....................................................     32,901     16,138       32,098
                                                              ---------   --------    ---------
                                                                795,528    518,252      357,941
                                                              ---------   --------    ---------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM....................................   (273,439)    89,914      160,931
  Income tax expense........................................        629         --           --
                                                              ---------   --------    ---------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY ITEM........................................   (274,068)    89,914      160,931
DISCONTINUED OPERATIONS:
  Income from operations, net...............................         --         --       14,635
  Adjustment to loss on disposal of Santa Anita, net........         --      6,655      (82,953)
  Adjustment to loss on disposal of Cobblestone Golf Group,
    net.....................................................         --     33,561     (227,557)
                                                              ---------   --------    ---------
NET (LOSS) INCOME BEFORE EXTRAORDINARY ITEM.................   (274,068)   130,130     (134,944)
EXTRAORDINARY ITEM:
  Gain on early extinguishments of debt.....................      1,403         --           --
                                                              ---------   --------    ---------
NET (LOSS) INCOME...........................................   (272,665)   130,130     (134,944)
Preferred stock dividends...................................    (18,000)   (16,283)      (8,444)
                                                              ---------   --------    ---------
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS..........  $(290,665)  $113,847    $(143,388)
                                                              =========   ========    =========
BASIC (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income available to Common Shareholders before
    discontinued operations and extraordinary item..........  $   (2.04)  $   0.51    $    1.25
  Discontinued operations, net..............................         --       0.28        (2.43)
  Gain on early extinguishments of debt.....................       0.01         --           --
                                                              ---------   --------    ---------
  Net (loss) income.........................................  $   (2.03)  $   0.79    $   (1.18)
                                                              =========   ========    =========
DILUTED (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income available to Common Shareholders before
    discontinued operations and extraordinary item..........  $   (2.04)  $   0.51    $    1.20
  Discontinued operations, net..............................         --       0.28        (2.33)
  Gain on early extinguishments of debt.....................       0.01         --           --
                                                              ---------   --------    ---------
  Net (loss) income.........................................  $   (2.03)  $   0.79    $   (1.13)
                                                              =========   ========    =========

   The accompanying notes are an integral part of these financial statements.

                             MEDITRUST CORPORATION

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND OTHER
                              COMPREHENSIVE INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                   SHARES OF
                                                  BENEFICIAL
                                                   INTEREST
                                                   OR PAIRED                                                           ACCUMULATED
                                                    COMMON                                                                OTHER
                                                    SHARES                      ADDITIONAL                UNEARNED       COMPRE-
                                              -------------------   PREFERRED    PAID-IN     TREASURY     COMPEN-        HENSIVE
                                               SHARES     AMOUNT      STOCK      CAPITAL       STOCK       SATION        INCOME
                                              --------   --------   ---------   ----------   ---------   ----------   -------------
                                                                                 (IN THOUSANDS)
BALANCE, DECEMBER 31, 1997..................   89,433    $ 8,943       $--      $1,985,229   $      --    $    --       $  3,569
Proceeds from issuance of Common Stock, net
  of offering costs of $5,769...............    8,500        850                   265,425
Proceeds from issuance of Preferred Stock,
  net of offering costs of $6,334...........                            70         168,596
Purchase of treasury stock..................                                                  (160,223)
Effect of merger with Cobblestone...........    8,177        818                   235,928
Effect of merger with La Quinta.............   43,280      4,328                 1,146,028
Issuance of restricted stock grants.........      315         32                     6,921                 (6,718)
Issuance of shares of Common Stock for:
Conversion of debentures, net of unamortized
  issue costs of $1.........................      284         28                     7,002
Employee compensation and stock options.....      642         64                     5,307
Dividends paid..............................
Property distribution.......................
Net loss for the year ended December 31,
  1998......................................
Change in market value of equity investment
  in excess of cost.........................                                                                              13,402
                                              -------    -------       ---      ----------   ---------    -------       --------
BALANCE, DECEMBER 31, 1998..................  150,631     15,063        70       3,820,436    (160,223)    (6,718)        16,971
Issuance of shares of Common Stock for:
Employee compensation and stock options.....      128         13                     1,673
Purchase and retirement of treasury stock...   (8,501)      (850)                 (261,126)    160,223
Issuance of restricted stock grants.........      230         23                     3,201                   (287)
Retirement of forfeited restricted stock
  grants....................................     (168)       (17)                   (2,190)
Amortization of unearned compensation.......                                                                  901
Effect of TeleMatrix acquisition............                                        25,000
Dividends paid..............................
Change in market value of equity investments
  in excess of cost.........................                                                                             (12,503)
Net income for the year ended December 31,
  1999......................................
                                              -------    -------       ---      ----------   ---------    -------       --------
BALANCE, DECEMBER 31, 1999..................  142,320     14,232        70       3,586,994          --     (6,104)         4,468


                                                                                                       COMPRE-
                                              DISTRIBUTIONS      NOTE                                  HENSIVE
                                                IN EXCESS     RECEIVABLE     DUE FROM                  INCOME
                                               OF EARNINGS     OPERATING    OPERATING      TOTAL       (LOSS)
                                              -------------   -----------   ----------   ----------   ---------
                                                                       (IN THOUSANDS)
BALANCE, DECEMBER 31, 1997..................    $(192,373)     $(13,128)    $      --    $1,792,240
Proceeds from issuance of Common Stock, net
  of offering costs of $5,769...............                                                266,275
Proceeds from issuance of Preferred Stock,
  net of offering costs of $6,334...........                                                168,666
Purchase of treasury stock..................                                               (160,223)
Effect of merger with Cobblestone...........                                                236,746
Effect of merger with La Quinta.............                                              1,150,356
Issuance of restricted stock grants.........                                                    235
Issuance of shares of Common Stock for:
Conversion of debentures, net of unamortized
  issue costs of $1.........................                                                  7,030
Employee compensation and stock options.....                                                  5,371
Dividends paid..............................     (438,639)                                 (438,639)
Property distribution.......................      (33,162)                                  (33,162)
Net loss for the year ended December 31,
  1998......................................     (134,944)                                 (134,944)   (134,944)
Change in market value of equity investment
  in excess of cost.........................                                                 13,402      13,402
                                                ---------      --------     ---------    ----------   ---------
BALANCE, DECEMBER 31, 1998..................     (799,118)      (13,128)           --     2,873,353   $(121,542)
                                                                                                      =========
Issuance of shares of Common Stock for:
Employee compensation and stock options.....                                                  1,686
Purchase and retirement of treasury stock...                                               (101,753)
Issuance of restricted stock grants.........                                   (2,943)           (6)
Retirement of forfeited restricted stock
  grants....................................                                    2,207
Amortization of unearned compensation.......                                                    901
Effect of TeleMatrix acquisition............                                                 25,000
Dividends paid..............................     (279,030)                                 (279,030)
Change in market value of equity investments
  in excess of cost.........................                                                (12,503)  $ (12,503)
Net income for the year ended December 31,
  1999......................................      130,130                                   130,130     130,130
                                                ---------      --------     ---------    ----------   ---------
BALANCE, DECEMBER 31, 1999..................     (948,018)      (13,128)         (736)    2,637,778   $ 117,627
                                                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                             MEDITRUST CORPORATION
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND OTHER
                              COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                        SHARES OF
                                   BENEFICIAL INTEREST                                                   ACCUMULATED
                                        OR PAIRED                                                           OTHER
                                      COMMON SHARES                  ADDITIONAL              UNEARNED      COMPRE-
                                   -------------------   PREFERRED    PAID-IN     TREASURY    COMPEN-      HENSIVE
                                    SHARES     AMOUNT      STOCK      CAPITAL      STOCK      SATION       INCOME
                                   --------   --------   ---------   ----------   --------   ---------   -----------
Issuance of shares of Common
  Stock for:
  Employee compensation and stock
    options......................      180         18                       934                  (519)
Issuance of restricted stock
  grants.........................    1,760        176                     4,858                (2,088)
Accelerated amortization of
  restricted shares..............                                                               5,240
Retirement of forfeited
  restricted stock grants........      (50)        (5)                     (731)
Amortization of unearned
  compensation...................                                                                 945
Dividends paid...................
Sale of TeleMatrix stock to MOC
  Holding Co.....................                                           251
Settlement of notes receivable
  from Meditrust Operating
  Company........................
Change in market value of equity
  securities in excess of cost...                                                                          (54,749)
Other than temporary impairment
  of equity Securities...........                                                                           50,281
Net loss for the year ended
  December 31, 2000..............
                                   -------    -------       ---      ----------   --------    -------     --------
BALANCE, DECEMBER 31, 2000.......  144,210    $14,421       $70      $3,592,306   $     --    $(2,526)    $     --
                                   =======    =======       ===      ==========   ========    =======     ========


                                                                                          COMPRE-
                                   DISTRIBUTIONS      NOTE                                HENSIVE
                                     IN EXCESS     RECEIVABLE   DUE FROM                  INCOME
                                    OF EARNINGS    OPERATING    OPERATING     TOTAL       (LOSS)
                                   -------------   ----------   ---------   ----------   ---------
Issuance of shares of Common
  Stock for:
  Employee compensation and stock
    options......................                                                  433
Issuance of restricted stock
  grants.........................                                                2,946
Accelerated amortization of
  restricted shares..............                                                5,240
Retirement of forfeited
  restricted stock grants........                                  736              --
Amortization of unearned
  compensation...................                                                  945
Dividends paid...................       (18,000)                               (18,000)
Sale of TeleMatrix stock to MOC
  Holding Co.....................                                                  251
Settlement of notes receivable
  from Meditrust Operating
  Company........................                    13,128                     13,128
Change in market value of equity
  securities in excess of cost...                                              (54,749)  $ (54,749)
Other than temporary impairment
  of equity Securities...........                                               50,281      50,281
Net loss for the year ended
  December 31, 2000..............      (272,665)                              (272,665)   (272,665)
                                    -----------     -------       ----      ----------   ---------
BALANCE, DECEMBER 31, 2000.......   $(1,238,683)    $    --       $ --      $2,365,588   $(277,133)
                                    ===========     =======       ====      ==========   =========

    The accompanying notes are an integral part of the financial statements.

                             MEDITRUST CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income...........................................  $  (272,665)  $   130,130   $  (134,944)
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Depreciation of real estate...............................      129,680       123,253        86,395
  Goodwill amortization.....................................       21,977        20,723        15,066
  Loss (gain) on sale of assets.............................      131,513       (52,258)       34,470
  Shares issued for compensation............................          449           133           430
  Equity in income of unconsolidated joint venture, net of
    dividends received......................................           --            --           544
  Gain on early extinguishments of debt.....................       (2,183)           --            --
  Other depreciation, amortization and other items, net.....       13,110        26,462        15,749
  Other non cash items......................................      242,370        66,544       309,612
                                                              -----------   -----------   -----------
Cash flows from operating activities available for
  distribution..............................................      264,251       314,987       327,322
  Net change in other assets and liabilities................      (31,922)      (54,573)     (139,716)
                                                              -----------   -----------   -----------
    Net cash provided by operating activities...............      232,329       260,414       187,606
                                                              -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred stock......           --            --       447,044
  Purchase of treasury stock................................           --      (101,303)     (160,223)
  Proceeds from borrowings on bank notes payable............      252,000     1,176,000     2,445,000
  Repayment of bank notes payable...........................   (1,017,359)   (1,868,641)     (767,000)
  Repayment of notes payable................................     (130,287)      (12,500)     (220,000)
  Equity offering and debt issuance costs...................           --        (1,303)      (47,288)
  Intercompany lending, net.................................      (10,340)        4,215        26,385
  Repayment of convertible debentures.......................      (48,115)           --       (43,152)
  Principal payments on bonds and mortgages payable.........      (63,649)      (15,937)      (37,625)
  Dividends/distributions to shareholders...................      (14,062)     (279,030)     (438,639)
  Proceeds from exercise of stock options...................           --           312         4,939
                                                              -----------   -----------   -----------
    Net cash (used in) provided by financing activities.....   (1,031,812)   (1,098,187)    1,209,441
                                                              -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Real estate capital expenditures and development
    funding.................................................      (40,186)     (128,316)     (636,707)
  Investment in real estate mortgages and development
    funding.................................................         (161)      (33,321)     (222,524)
  Prepayment proceeds and principal payments received on
    real estate mortgages...................................      673,121       154,828       407,241
  Payment of costs of prior year asset sales................      (24,248)           --            --
  Proceeds from sale of assets..............................      232,834       570,858       459,833
  Proceeds from sale of securities..........................           --            --         3,606
  Acquisition of Cobblestone................................           --            --      (178,523)
  Acquisition of La Quinta..................................           --            --      (956,054)
  Cash acquired in Cobblestone merger.......................           --            --           723
  Cash acquired in La Quinta merger.........................           --            --        18,004
  Cash acquired in TeleMatrix acquisition...................           --         1,430            --
  Working capital and notes receivable advances, net of
    repayments and collections..............................       (8,665)      (14,621)        6,211
  Investment in equity securities...........................           --            --       (30,222)
                                                              -----------   -----------   -----------
  Net cash provided by (used in) investing activities.......      832,695       550,858    (1,128,412)
                                                              -----------   -----------   -----------
  Net increase (decrease) in cash and cash equivalents......       33,212      (286,915)      268,635
Cash and cash equivalents at:
  Beginning of year.........................................        5,779       292,694        24,059
                                                              -----------   -----------   -----------
  End of year...............................................  $    38,991   $     5,779   $   292,694
                                                              ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                          MEDITRUST OPERATING COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------   ------------
                                                              (IN THOUSANDS, EXCEPT FOR
                                                                   PER SHARE DATA)
ASSETS
Cash and cash equivalents...................................   $       2      $   1,441
Fees, interest and other receivables........................      16,647         20,038
Other current assets, net...................................       9,613         12,643
                                                               ---------      ---------
  Total current assets......................................      26,262         34,122
Investment in common stock of Meditrust Corporation.........      37,581         37,581
Goodwill, net...............................................      28,655         29,433
Property, plant and equipment, less accumulated depreciation
  of $7,918 and $2,572, respectively........................      56,125         51,669
Other non-current assets....................................       6,959          8,009
                                                               ---------      ---------
  Total assets..............................................   $ 155,582      $ 160,814
                                                               =========      =========
LIABILITIES
Accounts payable............................................   $  28,876      $  20,803
Accrued payroll and employee benefits.......................      30,767         21,452
Accrued expenses and other current liabilities..............       6,516         10,030
Due to Meditrust Corporation................................      91,195         54,820
                                                               ---------      ---------
  Total current liabilities.................................     157,354        107,105
Note payable to Meditrust Corporation.......................          --         13,128
Other non-current liabilities...............................       3,173          4,988
                                                               ---------      ---------
  Total liabilities.........................................     160,527        125,221
                                                               ---------      ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common Stock, $0.10 par value; 500,000 shares authorized;
  142,905 and 141,015 shares issued and outstanding in 2000
  and 1999, respectively....................................      14,290         14,102
Additional paid-in-capital..................................     104,734        104,814
Unearned compensation.......................................      (2,385)          (656)
Accumulated other comprehensive income......................        (985)            --
Accumulated deficit.........................................    (120,599)       (59,108)
                                                               ---------      ---------
                                                                  (4,945)        59,152
Due from Meditrust Corporation..............................          --        (23,559)
                                                               ---------      ---------
  Total shareholders' equity................................      (4,945)        35,593
                                                               ---------      ---------
    Total liabilities and shareholders' equity..............   $ 155,582      $ 160,814
                                                               =========      =========

   The accompanying notes are an integral part of these financial statements.

                          MEDITRUST OPERATING COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUE:
  Hotel.....................................................    $600,329      $594,140      $252,642
  Interest..................................................          81            43           607
  Interest from Meditrust Corporation.......................          --         1,713            --
                                                                --------      --------      --------
                                                                 600,410       595,896       253,249
                                                                --------      --------      --------
EXPENSES:
  Hotel operations..........................................     316,253       279,265       117,524
  Depreciation and amortization.............................      14,724         7,211         2,901
  Amortization of goodwill..................................         778           747           760
  Interest and other........................................         494           273            84
  Interest to Meditrust Corporation.........................         616            --           712
  General and administrative................................      30,968        18,858         8,724
  Royalty to Meditrust Corporation..........................      20,666        16,350         6,326
  Rent to Meditrust Corporation.............................     278,379       274,018       125,706
  Other.....................................................          --        29,676        15,163
  Gain on asset sales.......................................        (977)           --            --
                                                                --------      --------      --------
                                                                 661,901       626,398       277,900
                                                                --------      --------      --------
LOSS FROM CONTINUING OPERATIONS BEFORE BENEFIT FOR INCOME
  TAXES.....................................................     (61,491)      (30,502)      (24,651)
Income tax benefit..........................................          --            --        (4,800)
                                                                --------      --------      --------
LOSS FROM CONTINUING OPERATIONS.............................     (61,491)      (30,502)      (19,851)
DISCONTINUED OPERATIONS:
  Loss from operations, net.................................          --            --        (3,914)
  Adjustment to loss on disposal of Santa Anita, net........          --        (3,694)       15,040
  Adjustment to loss on disposal of Cobblestone Golf Group,
    net.....................................................          --        (6,109)       (9,478)
                                                                --------      --------      --------
NET LOSS....................................................    $(61,491)     $(40,305)     $(18,203)
                                                                ========      ========      ========
BASIC LOSS PER COMMON SHARE:
  Loss from continuing operations...........................    $  (0.43)     $  (0.21)     $  (0.16)
  Discontinued operations, net..............................          --         (0.07)         0.01
                                                                --------      --------      --------
  Net loss..................................................    $  (0.43)     $  (0.28)     $  (0.15)
                                                                --------      --------      --------
DILUTED LOSS PER COMMON SHARE:
  Loss from continuing operations...........................    $  (0.43)     $  (0.21)     $  (0.16)
  Discontinued operations, net..............................          --         (0.07)         0.01
                                                                --------      --------      --------
  Net loss..................................................    $  (0.43)     $  (0.28)     $  (0.15)
                                                                --------      --------      --------

   The accompanying notes are an integral part of these financial statements.

                          MEDITRUST OPERATING COMPANY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         AND OTHER COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                     SHARES OF BENEFICIAL
                                      INTEREST OR PAIRED
                                         COMMON STOCK       ADDITIONAL              UNEARNED     DUE FROM
                                     --------------------    PAID-IN     TREASURY    COMPEN-     MEDITRUST
                                      SHARES      AMOUNT     CAPITAL      STOCK      SATION     CORPORATION
                                     ---------   --------   ----------   --------   ---------   -----------
                                                                 (IN THOUSANDS)
BALANCE, DECEMBER 31, 1997.........    88,128    $ 8,813     $ 49,739    $    --     $    --     $   (864)
Proceeds from issuance of Common
  Stock, net of offering costs of
  $105.............................     8,500        850        4,313
Purchase of treasury stock.........                                       (3,103)
Effect of merger with
  Cobblestone......................     8,177        818        3,582
Effect of merger with La Quinta....    43,280      4,328       17,952                             (22,280)
Issuance of restricted stock
  grants...........................       315         32          104                                (136)
Issuance of shares of Common Stock
  for:
  Conversion of debentures.........       284         28          108                                (136)
  Employee compensation and stock
    options........................       642         64           41                                (105)
Property contribution..............                            33,162
Net loss for the year ended
  December 31, 1998................
                                     --------    -------     --------    -------     -------     --------
BALANCE, DECEMBER 31, 1998.........   149,326     14,933      109,001     (3,103)         --      (23,521)
Issuance of shares of Common Stock
  for:
  Employee compensation and stock
    options........................       128         13           20                                 (33)
Purchase and retirement of treasury
  stock............................    (8,501)      (850)      (4,219)     3,103
Issuance of restricted stock
  grants...........................       230         23           40                 (3,000)          (5)
Retirement of forfeited restricted
  stock grants.....................      (168)       (17)         (28)                 2,109
Amortization of unearned
  compensation.....................                                                      235
Net loss for the year ended
  December 31, 1999................
                                     --------    -------     --------    -------     -------     --------
BALANCE, DECEMBER 31, 1999.........   141,015     14,102      104,814         --        (656)     (23,559)
Issuance of shares of Common Stock
  for:
  Employee compensation and stock
    options........................       180         18          (10)                                 (9)
Issuance of restricted stock
  grants...........................     1,760        175          (61)                (2,753)
Retirement of forfeited restricted
  stock grants.....................       (50)        (5)          (9)                   633
Amortization of unearned
  compensation.....................                                                      391
Settlement of amount due from
  Meditrust Corporation............                                                                23,568
Minimum pension liability
  adjustment.......................
Net loss for the year ended
  December 31, 2000................
                                     --------    -------     --------    -------     -------     --------
BALANCE, DECEMBER 31, 2000.........   142,905    $14,290     $104,734    $    --     $(2,385)    $     --
                                     ========    =======     ========    =======     =======     ========

                                     ACCUMULATED
                                        OTHER
                                       COMPRE-                            COMPRE-
                                       HENSIVE     RETAINED               HENSIVE
                                       INCOME      EARNINGS     TOTAL      (LOSS)
                                     -----------   ---------   --------   --------
                                         (IN THOUSANDS)
BALANCE, DECEMBER 31, 1997.........     $  --      $    (600)  $ 57,088
Proceeds from issuance of Common
  Stock, net of offering costs of
  $105.............................                               5,163
Purchase of treasury stock.........                              (3,103)
Effect of merger with
  Cobblestone......................                               4,400
Effect of merger with La Quinta....                                  --
Issuance of restricted stock
  grants...........................                                  --
Issuance of shares of Common Stock
  for:
  Conversion of debentures.........                                  --
  Employee compensation and stock
    options........................                                  --
Property contribution..............                              33,162
Net loss for the year ended
  December 31, 1998................                  (18,203)   (18,203)  $(18,203)
                                        -----      ---------   --------   --------
BALANCE, DECEMBER 31, 1998.........        --        (18,803)    78,507   $(18,203)
                                                                          ========
Issuance of shares of Common Stock
  for:
  Employee compensation and stock
    options........................                                  --
Purchase and retirement of treasury
  stock............................                              (1,966)
Issuance of restricted stock
  grants...........................                              (2,942)
Retirement of forfeited restricted
  stock grants.....................                               2,064
Amortization of unearned
  compensation.....................                                 235
Net loss for the year ended
  December 31, 1999................                  (40,305)   (40,305)  $(40,305)
                                        -----      ---------   --------   --------
BALANCE, DECEMBER 31, 1999.........        --        (59,108)    35,593   $(40,305)
                                                                          ========
Issuance of shares of Common Stock
  for:
  Employee compensation and stock
    options........................                                  (1)
Issuance of restricted stock
  grants...........................                              (2,639)
Retirement of forfeited restricted
  stock grants.....................                                 619
Amortization of unearned
  compensation.....................                                 391
Settlement of amount due from
  Meditrust Corporation............                              23,568
Minimum pension liability
  adjustment.......................      (985)                     (985)  $   (985)
Net loss for the year ended
  December 31, 2000................                  (61,491)   (61,491)   (61,491)
                                        -----      ---------   --------   --------
BALANCE, DECEMBER 31, 2000.........     $(985)     $(120,599)  $ (4,945)  $(62,476)
                                        =====      =========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                          MEDITRUST OPERATING COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(61,491)   $(40,305)   $(18,203)
  Adjustments to reconcile net loss to cash used in
    operating activities:
  Goodwill amortization.....................................       778         747         760
  (Gain) loss on sale of assets.............................      (977)      9,803     (15,040)
  Shares issued for compensation............................        --          26           8
  Other depreciation and amortization.......................    15,123      11,780      15,686
  Other items...............................................        --       4,356       8,845
  Net change in other assets and liabilities of discontinued
    operations..............................................        --      (4,227)     (6,852)
  Net change in other assets and liabilities................    34,949     (12,416)      3,361
                                                              --------    --------    --------
    Net cash used in operating activities...................   (11,618)    (30,236)    (11,435)
                                                              --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock...........................        --          --       9,669
  Purchase of treasury stock................................        --      (1,966)     (3,103)
  Equity offering costs.....................................        --          --        (105)
  Intercompany lending, net.................................    10,340      (4,215)    (26,385)
  Proceeds from stock option exercises......................        --           6          96
                                                              --------    --------    --------
    Net cash provided by (used in) financing activities.....    10,340      (6,175)    (19,828)
                                                              --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital improvements to real estate.......................        --      (1,176)       (282)
  Proceeds from sale of assets..............................        --      26,263      24,634
  Acquisition of real estate................................      (161)         --          --
  Cash acquired in TeleMatrix acquisition...................        --           3          --
                                                              --------    --------    --------
    Net cash (used in) provided by investing activities.....      (161)     25,090      24,352
                                                              --------    --------    --------
    Net decrease in cash and cash equivalents...............    (1,439)    (11,321)     (6,911)
Cash and cash equivalents at:
  Beginning of year.........................................     1,441      12,762      19,673
                                                              --------    --------    --------
  End of year...............................................  $      2    $  1,441    $ 12,762
                                                              ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

    Meditrust Corporation and subsidiaries ("Realty") and Meditrust Operating Company and subsidiaries ("Operating") (collectively the "Companies") are two separate companies, the common stock of which trades as a single unit on the New York Stock Exchange under a stock pairing arrangement.

    Realty is a self-administered real estate investment trust ("REIT") under the Internal Revenue Code of 1986 as amended ("the Code") and invests primarily in lodging and healthcare facilities.

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

    Realty leases each of its hotels to Operating, which is responsible for operating the hotels, or to other third-party lessees (the "Lessees"). As of December 31, 2000, Realty leased 297 of its hotel investments to Operating for five year terms, pursuant to separate participating leases providing for the payment of the greater of base or participating rent, plus certain additional charges, as applicable (the "Participating Hotel Facility Leases").

    Operating is currently engaged in hotel operations previously conducted by La Quinta Inns, Inc., its wholly owned subsidiaries and its unincorporated partnership and joint venture ("La Quinta") and leases the respective facilities and licenses the La Quinta tradename from Realty and its subsidiaries. La Quinta is a lodging company focused on the operation and development of hotels. As of December 31, 2000, La Quinta operated 299 hotels with approximately 38,000 rooms located in the western and southern regions of the United States.

BASIS OF PRESENTATION AND CONSOLIDATION

    Separate financial statements have been presented for Realty and Operating. Combined Realty and Operating financial statements have been presented as the Companies. All significant intercompany and inter-entity balances and transactions have been eliminated in combination. The Companies and Realty use an unclassified balance sheet presentation.

    The consolidated financial statements of Realty and Operating include the accounts of the respective entity and its majority-owned partnerships after the elimination of all significant intercompany accounts and transactions.

    On July 17, 1998, the Companies acquired La Quinta and its related operations. This transaction was accounted for under the purchase method of accounting. Accordingly, the financial statements include, among other things, the results of operations and cash flows of La Quinta from July 17, 1998 through the date of the financial statements (See Note 3).

    As a result of a comprehensive restructuring plan announced in November 1998 (the "1998 Plan"), the Companies have reflected the golf-related real estate and operating properties (the "Cobblestone Golf Group") and Santa Anita Racetrack as discontinued operations (See Note 5).

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.

THE COMPANIES' MORE SIGNIFICANT ACCOUNTING POLICIES FOLLOW:

REAL ESTATE INVESTMENTS

    Land, buildings and improvements are stated at cost. Depreciation is calculated on a straight-line basis over 20 to 40 years, the expected useful lives of the buildings and major improvements. Hotel equipment, furniture and fixtures are recorded at cost. Depreciation is calculated using the straight-line method over three to 15 years, the estimated useful lives of the related assets. Leasehold improvements are recorded at cost and depreciated over the shorter of the lease term or the estimated useful life.

    Expenditures that materially increase the property's life are capitalized. Maintenance and repairs are expensed as incurred. When depreciable property is retired or disposed of, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is reflected in current operations.

    Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For each asset held for use, the sum of expected future cash flows (undiscounted and without interest charges) of the asset is compared to the net book value of the asset. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the net book value of the asset, the excess of the net book value over the estimated fair value is charged to current earnings. When an asset is identified by management as held for sale, the Companies discontinue depreciation of the asset and the carrying value is reduced, if necessary, to the estimated fair value less costs to sell. Fair value is determined based upon discounted cash flows of the assets at rates deemed reasonable for the type of property and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds from pending offers. A gain or loss is recorded to the extent that the amounts ultimately received for the sale of assets differ from the adjusted book values of the assets. Gains and losses on sales of assets are recognized at the time the assets are sold provided there is reasonable assurance of the collectability of the sales price and any future activities to be performed by the Companies relating to the assets sold are expected to be insignificant.

    All costs associated with, or allocable to, hotel construction are capitalized. All pre-opening and start-up costs are expensed as incurred.

    Real estate mortgages and loans receivable are classified and accounted for as impaired when, based on current information and events, it is probable that the Companies will be unable to collect all principal and interest due on the loan in accordance with the original contractual terms. Upon determination that an impairment has occurred, the amount of the impairment is recognized as a valuation allowance based upon an analysis of the net realizable value of the underlying property collateralizing the loan. Payments of interest on impaired loans received by the Companies are recorded as interest income provided the amount does not exceed that which would have been earned at the historical effective interest rate.

CAPITALIZED ACQUISITION, DEVELOPMENT AND INTEREST COSTS

    Realty capitalizes development costs and other indirect costs. Additionally, Realty capitalizes the interest cost associated with developing new facilities. The amount capitalized is based upon a rate of interest that approximates the Companies' weighted average cost of financing and is reflected as a reduction of interest expense.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of certificates of deposit and other investments with less than 90-day original maturities and are stated at cost which approximates fair market value.

GOODWILL

    Goodwill represents the excess of cost over the fair value of assets acquired and is amortized using the straight-line method over periods ranging from 10 to 40 years. The Companies assess the recoverability of goodwill whenever adverse events or changes in circumstances or business climate indicate that the expected future cash flows (undiscounted and without interest charges) for individual business segments may not be sufficient to support recorded goodwill. If undiscounted cash flows are not sufficient to support the recorded asset, an impairment is recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the business segment. Expected cash flows are discounted at a rate commensurate with the risk involved.

    Goodwill associated with the Santa Anita merger primarily relates to the value of the paired-share structure and, due to the permanent nature of the structure, is being amortized over a 40-year period. Accordingly, goodwill recorded as part of the Santa Anita merger is expected to remain, even though the Santa Anita Racetrack has been sold, as long as the Companies continue to utilize the paired share structure. Goodwill also includes amounts associated with the acquisition of La Quinta, TeleMatrix and Realty's previous investment advisor which are being amortized on a straight-line basis over 20, 15 and 10 year periods, respectively.

INVESTMENTS IN EQUITY SECURITIES

    Investments in equity securities have been classified as available-for-sale and recorded at current market value. The difference between market value and cost (unrealized holding gains and losses) is recorded in shareholders' equity or included in income if a decline in market value is considered other-than-temporary. Gains and losses on sales of investments are calculated based on the specific identification method and are recognized at the time the investments are sold.

INTANGIBLE ASSETS

    Intangible assets, consisting of La Quinta's tradename, a non-compete agreement and assembled workforce, are included in other assets and are amortized on a straight-line basis using lives ranging from three to 20 years based on management's assessment of the fair value of the intangible assets. The Companies evaluate the carrying values of intangible assets in the same manner that they evaluate the carrying values of real estate assets.

DEBT ISSUANCE COSTS

    Debt issuance costs, which are a component of other assets, have been deferred and are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related borrowings.

DEFERRED REVENUE

    Realty's deferred revenue, which is a component of other liabilities, consists primarily of fees that are being amortized over the term of the related investment.

SELF-INSURANCE PROGRAMS

    The lodging segment uses a paid loss retrospective insurance plan for general and auto liability and workers' compensation whereby the operation is effectively self-insured. Predetermined loss limits have been arranged with insurance companies to limit the per occurrence cash outlay.

    Hotel employees and their dependents are covered by a self-insurance program for major medical and hospitalization coverage, which is partially funded by payroll deductions. Payments for major medical and hospitalization to individual participants below specified amounts are self-insured by the Companies.

SHAREHOLDERS' EQUITY

    The outstanding shares of Realty's common stock and Operating's common stock are only transferable and tradable in combination as a paired unit consisting of one share of Realty's common stock and one share of Operating's common stock. However, Operating owns 1,305,000 unpaired shares of Realty as a result of the Santa Anita Merger in 1997.

REALTY'S REVENUE RECOGNITION

    Realty's rental income from operating leases is recognized on a straight-line basis over the life of the respective lease agreements. Interest income on real estate mortgages is recognized on the accrual basis, which approximates the effective interest method.

OPERATING REVENUE AND SEASONALITY

    Hotel revenues are derived from room rentals and other sources such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room revenue and laundry services. Hotel revenues are recognized as earned.

    The hotel industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margins and net earnings. In addition, the opening of newly constructed hotels and the timing of any hotel acquisitions may cause variation of revenue from quarter to quarter.

EARNINGS PER SHARE

    Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed based upon the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period presented. The diluted earnings per share computations also include options to purchase common stock that were outstanding during the period. The number of shares outstanding related to the options has been calculated by application of the "treasury stock" method. See Note 18 for more detailed disclosure regarding the applicable numerators and denominators used in the earnings per share calculations.

STOCK BASED COMPENSATION

    Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), provides companies an alternative to accounting for stock-based compensation as prescribed under Accounting Principles Board Opinion No. 25 ("APB 25"). SFAS No. 123 encourages, but does not require, companies to recognize expense for stock-based awards based on their fair value at date of grant. SFAS No. 123 allows companies to follow existing accounting rules (intrinsic value method under APB 25) provided that pro forma disclosures are made of what net income and earnings per share would have been had the new fair value method been used. The Companies have elected to adopt the disclosure requirements of SFAS No. 123, but will continue to account for stock-based compensation under APB 25.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Management has estimated the fair value of its financial instruments using available market information and various valuation methodologies. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimated values for Realty and Operating as of December 31, 2000 and 1999 are not necessarily indicative of the amounts that could be realized in current market exchanges.

INCOME TAXES

    Realty has elected to be taxed as a REIT under the Code and believes it has met all the requirements for qualification as such. Accordingly, Realty will not be subject to federal income taxes on amounts distributed to shareholders, provided it distributes annually at least 95% (90% beginning in 2001) of its REIT taxable income and meets certain other requirements for qualifying as a REIT. Therefore, generally no provision for federal income taxes is believed necessary in the financial statements of Realty except for certain transactions resulting in capital gains which may require a federal tax provision and for subsidiaries taxable as C-corporations. TeleMatrix, Inc. has been a non-qualified REIT subsidiary since April 17, 2000 and, accordingly has been taxed as a C-corporation since that date. Realty and TeleMatrix have elected to treat TeleMatrix as a taxable REIT subsidiary for taxable years beginning on or after January 1, 2001. In certain instances, Realty may find it necessary or advisable to utilize one or more additional taxable REIT subsidiaries and will be required to accrue and pay federal and state income taxes on the earnings of such subsidiaries.

    The reported amount of the Companies' net assets exceeded their tax basis by approximately $1,347,805,000 and $1,514,100,000 as of December 31, 2000 and
1999, respectively.

    Operating income tax expense (benefit) is based on reported earnings before income taxes. Deferred income taxes reflect the temporary differences between assets and liabilities recognized for financial reporting and such amounts recognized for tax purposes, which requires recognition of deferred tax liabilities and assets. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using the tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized.

DERIVATIVES

    The Companies enter into interest rate swap agreements to manage interest rate exposure. The differential to be paid or received is accrued in a manner consistent with the terms of the agreements and market interest rates and is recognized in interest expense over the term of the related debt using a method which approximates the effective interest method. The related amounts payable to or receivable from financial institutions are included in other liabilities or assets. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates have not been recognized in the financial statements.

NEWLY ISSUED ACCOUNTING STANDARDS

    In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaced SFAS No. 125 of the same name. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is also effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures for prior years' comparative financial statements are not required. The Companies are currently not affected by the Statement's requirements.

    In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment to SFAS
No. 133. SFAS No. 133 required that all derivative investments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or comprehensive income depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The Companies anticipate that, due to their limited use of derivative instruments, the adoption of SFAS No.138 will not have a material effect on their financial statements.

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25, "Accounting for Stock Issued to Employees". This Interpretation clarified the application of Opinion 25, including among other issues: (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock ownership plan qualifies as non-compensatory,
(c) the accounting implications of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for the exchange of stock compensation awards in a business combination. The Interpretation was effective July 1, 2000 and the effects of applying the Interpretation are recognized on a prospective basis. The adoption did not have a material impact on the Companies' financial condition or results of operations.

RECLASSIFICATION

    Certain reclassifications have been made to the 1999 presentation to conform to the 2000 presentation.

2.  SUPPLEMENTAL CASH FLOW INFORMATION

    Details of the net changes in other assets and liabilities for the Companies (excluding noncash items, deferred income recognized in excess of cash received and changes in restricted cash and related liabilities) follow:

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   ---------
                                                                       (IN THOUSANDS)
Change in fees, interest and other receivables..............  $ 11,420    $ (2,922)  $  24,946
Change in other assets......................................   (17,108)    (28,357)     (6,544)
Change in accrued expenses and other liabilities............     8,715     (35,710)   (143,278)
                                                              --------    --------   ---------
                                                              $  3,027    $(66,989)  $(124,876)
                                                              ========    ========   =========

    Details of other non-cash items follow:

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   ---------
                                                                       (IN THOUSANDS)
Provision for assets held for use...........................  $ 24,586    $     --   $  14,700
Provision for assets held for sale..........................    75,479      48,344      33,218
Provision for loss on real estate mortgage and loans
  receivable................................................    83,633      14,826      16,036
Straight line rent..........................................    (1,050)     (3,357)    (12,555)
Provision for loss on working capital and other
  receivables...............................................     5,146       4,606      16,400
Accelerated amortization of unearned compensation...........     5,240          --          --
Provision for loss on discontinued operations...............        --          --     236,570
Provisions for loss on equity securities....................    50,279          --          --
Write-off of capitalized pre-development costs..............        --          --       8,720
Reserve for restructuring expenses..........................        --       2,125       5,668
Write-off of software development costs.....................        --       3,998          --
Other.......................................................      (943)        358        (300)
                                                              --------    --------   ---------
                                                              $242,370    $ 70,900   $ 318,457
                                                              ========    ========   =========

    Details of interest and income taxes paid and non-cash investing and financing transactions follow:

THE MEDITRUST COMPANIES:

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                              2000        1999         1998
                                                            ---------   ---------   ----------
                                                                      (IN THOUSANDS)
Interest paid during the period...........................  $193,147    $241,115    $  166,452
Interest capitalized during the period....................       824       7,116        13,480

Non-cash investing and financing transactions:
  Non-cash proceeds of asset sale.........................    53,900          --            --
  Value of real estate acquired:
    Land, land improvements and buildings.................        --          --        11,493
  Retirements of project costs............................   (15,928)    (19,798)      (20,651)
  Accumulated depreciation and provisions of buildings....    95,801      27,425        33,161
  Increase (decrease) in real estate mortgages net of
    participation reduction...............................       147         431       (31,483)
  Allowance for loan losses on prepaid mortgages..........    46,149          --            --
  Change in market value of equity securities in excess of
    cost..................................................   (54,749)    (12,503)       13,402
  Value of shares issued for conversion of debentures.....        --          --         7,167

In connection with the TeleMatrix merger:
  Fair value of assets acquired...........................  $     --    $  8,436    $       --
  Excess purchase consideration over estimated fair market
    value of assets acquired..............................        --      21,986            --
  Liabilities assumed.....................................        --      (5,422)           --
                                                            --------    --------    ----------
  Value of the issuance of Preferred Shares...............  $     --    $ 25,000    $       --

In connection with the Cobblestone merger:
  Fair value of assets acquired...........................  $     --    $     --    $  302,713
  Excess purchase consideration over estimated fair market
    value of assets acquired..............................        --          --       152,031
  Liabilities assumed.....................................        --          --       (35,769)
  Cash, net...............................................        --          --      (177,800)
                                                            --------    --------    ----------
  Value of the issuance of Paired Common Shares...........  $     --    $     --    $  241,175

In connection with the La Quinta merger:
  Fair value of assets acquired...........................  $     --    $     --    $2,660,188
  Excess purchase consideration over estimated fair market
    value of assets acquired..............................        --          --       301,977
  Liabilities assumed.....................................        --          --      (851,479)
  Cash, net...............................................        --          --      (938,050)
                                                            --------    --------    ----------
  Value of the issuance of Paired Common Shares...........  $     --    $     --    $1,172,636

MEDITRUST CORPORATION:

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                              2000        1999         1998
                                                            ---------   ---------   ----------
                                                                      (IN THOUSANDS)
Interest paid during the period...........................  $192,738    $240,023    $  166,181
Interest capitalized during the period....................       640       6,223        13,480

Non-cash investing and financing transactions:
  Non-cash proceeds of asset sale.........................    53,900          --            --
  Value of real estate acquired:
    Land, land improvements and buildings.................        --          --        11,493
  Retirements and write-offs of project costs.............   (15,928)    (19,798)      (20,651)
  Accumulated depreciation and provisions of buildings
    sold..................................................    95,801      27,425        33,161
  Increase (decrease) in real estate mortgages net of
    participation reduction...............................       147         431       (31,483)
  Allowance for loan losses on prepaid mortgages..........    46,149          --            --
  Change in market value of equity securities in excess of
    cost..................................................   (54,749)    (12,503)       13,402
  Value of shares issued for conversion of debentures.....        --          --         7,031
  Property distribution...................................        --          --       (33,162)

In connection with the TeleMatrix merger:
  Fair value of assets acquired...........................        --       8,436            --
  Excess purchase consideration over estimated fair market
    value of assets acquired..............................        --      21,986            --
  Liabilities assumed.....................................        --      (5,422)           --
                                                            --------    --------    ----------
  Value of the issuance of preferred shares...............  $     --    $ 25,000    $       --
In connection with the Cobblestone merger:
  Fair value of assets acquired...........................  $     --    $     --    $  272,463
  Excess purchase consideration over estimated fair market
    value of assets acquired..............................        --          --       152,031
  Liabilities assumed.....................................        --          --        (9,919)
  Cash, net...............................................        --          --      (177,800)
                                                            --------    --------    ----------
  Value of the issuance of Common Shares..................  $     --    $     --    $  236,775

In connection with the La Quinta merger:
  Fair value of assets acquired...........................  $     --    $     --    $2,426,339
  Excess purchase consideration over estimated fair market
    value of assets acquired..............................        --          --       301,977
  Liabilities assumed.....................................        --          --      (639,910)
  Cash, net...............................................        --          --      (938,050)
                                                            --------    --------    ----------
  Value of the issuance of Common Shares..................  $     --    $     --    $1,150,356

MEDITRUST OPERATING COMPANY:

                                                                    FOR THE YEAR ENDED
                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                2000       1999       1998
                                                              --------   --------   ---------
                                                                      (IN THOUSANDS)
Interest paid during the period.............................    $409      $1,092    $     324
Interest capitalized during the period......................     184         893           --
Non-cash investing and financing transactions:
  Value of shares issued for conversion of debentures.......      --          --          136
  Property contribution.....................................      --          --       33,162
In connection with the Cobblestone merger:
  Fair value of assets acquired.............................    $ --      $   --    $  30,250
  Liabilities assumed.......................................      --          --      (25,850)
                                                                ----      ------    ---------
  Value of the issuance of Common Shares....................    $ --      $   --    $   4,400
In connection with the La Quinta merger:
  Fair value of assets acquired.............................    $ --      $   --    $ 233,849
  Liabilities assumed.......................................      --          --     (211,569)
                                                                ----      ------    ---------
  Value of the issuance of Common Shares....................    $ --      $   --    $  22,280

3.  LA QUINTA MERGER

    On July 17, 1998, Realty completed its merger with La Quinta (the "La Quinta Merger") whereby La Quinta merged with and into Realty, with Realty as the surviving corporation. Accordingly, the operations of La Quinta are included in the combined and consolidated financial statements of the Companies since the consummation of the La Quinta Merger.

    Total consideration paid in connection with the La Quinta Merger approximated $2,980,000,000. The excess of the purchase price, including costs of the La Quinta Merger, over the fair market value of the net assets acquired approximated $302,000,000 and was recorded as goodwill. During 1999, certain pre-acquisition contingencies as well as other estimates made in recording the La Quinta Merger in 1998 were quantified and finalized. As a result, goodwill increased by $6,000,000 to reflect payments made to former and current executives under specific employment agreements that were in effect at the date of the La Quinta Merger. Also, goodwill decreased by $5,000,000 as a result of the reversal of certain self-insurance reserves and other accrued liabilities being settled for amounts that were less than previously anticipated. Goodwill associated with the La Quinta Merger is being amortized over 20 years.

    As a result of plans made at the time of the La Quinta Merger, management relocated certain functions of the La Quinta corporate headquarters to Irving, Texas from San Antonio, Texas. A provision for the estimated cost of relocation of approximately $10,100,000, including certain lease termination costs, severance and related employment costs and office and employee relocation costs, was originally included in the acquisition costs as liabilities assumed. As of December 31, 1999, the relocation had been completed and approximately $3,000,000 of this provision related to certain severance and office and employee relocation costs was reversed against goodwill.

4.  OTHER MERGERS AND ACQUISITIONS

    On October 7, 1999, Realty acquired TeleMatrix, Inc., a provider of telephone software and equipment for the lodging industry ("TeleMatrix"). Total consideration approximated $26,341,000 and was comprised of 1,000 shares of 9% Series B Cumulative Redeemable Convertible Preferred Stock valued at $25,000,000, acquisition costs and liabilities assumed. In addition, Realty entered into a $1,000,000, five-year non-compete agreement with the former owner of TeleMatrix. The excess of the purchase price over fair market value of the net assets acquired of approximately $21,986,000 was recorded as goodwill and is being amortized over 15 years. This acquisition has been accounted for under the purchase method and, accordingly, operations of TeleMatrix are included in the lodging revenue and expense categories of the combined and consolidated statements since consummation of the acquisition.

5.  DISCONTINUED OPERATIONS

    During November 1998, the Boards of Directors of Realty and Operating approved a comprehensive restructuring plan. Significant components of the restructuring plan included the sale of Cobblestone Golf Group, which consisted of 43 golf properties and related operations and the Santa Anita Racetrack and adjacent property. Accordingly, operating results for Cobblestone Golf Group and the Santa Anita Racetrack were reclassified and reported as discontinued operations.

    On December 10, 1998, the Companies sold certain assets, leases and licenses used in connection with the horseracing business conducted at Santa Anita Racetrack and recorded a loss on sale of $67,913,000 for the year ended
December 31, 1998. During the year ended December 31, 1999, the Companies recorded an adjustment of $2,961,000. This adjustment in the estimated loss on disposal resulted from working capital purchase price adjustments and differences in estimated costs of sale.

    The Companies recorded a provision for loss on the disposition of Cobblestone Golf Group of approximately $237,035,000, including estimated income taxes of $56,848,000, as of December 31, 1998, based on the estimated proceeds to be realized on sale. On December 31, 1998, the net assets subject to sale totaled $305,416,000 and were classified as net assets of discontinued operations on the combined consolidated balance sheet. On March 31, 1999, the Companies sold the Cobblestone Golf Group for $393,000,000. During the year ended December 31, 1999, the Companies recorded a gain of approximately $27,452,000 to adjust the estimated loss on disposal of the Cobblestone Golf Group. This change resulted primarily from a revision of the provision for income taxes payable with respect to recognized built-in gains, working capital purchase price adjustments and differences in estimated costs of sale.

    Combined operating results of discontinued golf operations for the period of January 1, 1999 through the date of sale, March 29, 1999 (exclusive of any interest expense, depreciation and corporate charges), follow:

                                                               COBBLESTONE
                                                                GOLF GROUP
                                                              --------------
                                                              (IN THOUSANDS)
Revenues....................................................         $22,694
Operating expenses..........................................          20,536
                                                              --------------
Contribution................................................           2,158
Other expenses..............................................           6,260
                                                              --------------
Loss before income taxes....................................          (4,102)
Income tax benefit..........................................              --
                                                              --------------
Net loss....................................................      $   (4,102)
                                                              ==============

    Operating results for the nine months ended September 30, 1998 (exclusive of any corporate charges or interest expense) of discontinued golf and racetrack operations follow:

                                                     COBBLESTONE
                                                     GOLF GROUP    SANTA ANITA    TOTAL
                                                     -----------   -----------   --------
                                                                (IN THOUSANDS)
Revenue............................................    $43,278       $55,421     $98,699
Net income.........................................      1,963         8,758      10,721

    Revenue and net income from the measurement date of September 30, 1998 through December 31, 1998 follow:

                                                     COBBLESTONE
                                                     GOLF GROUP    SANTA ANITA    TOTAL
                                                     -----------   -----------   --------
                                                                (IN THOUSANDS)
Revenue............................................    $28,849        $7,741     $36,590
Net income.........................................      1,763           132       1,895

6.  REAL ESTATE INVESTMENTS

    The following is a summary of the Companies' real estate investments:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Land........................................................  $  393,083   $  444,523
Buildings and improvements, net of accumulated depreciation
  of $242,191 and $259,777 and other provisions of $24,916
  and $12,330...............................................   2,231,267    2,876,418
Real estate mortgages and loans receivable, net of a
  valuation allowance of $53,640 and $32,415................     222,571    1,059,920
Assets held for sale, net of accumulated depreciation of
  $131,463 and $27,565 and other provisions of $98,606 and
  $71,266...................................................     505,755      291,798
                                                              ----------   ----------
                                                              $3,352,676   $4,672,659
                                                              ==========   ==========

    During the year ended December 31, 2000, the Companies provided net funding of $4,039,000 for ongoing construction of healthcare facilities committed to prior to November 1998. The Companies also provided net funding of $36,092,000 for capital improvements related to the lodging segment. In addition, the Companies provided $161,000 for ongoing construction of mortgaged facilities already in the portfolio.

    The Companies received $673,121,000 in principal payments on mortgages receivable during the year ended December 31, 2000 comprised of:

    - $6,795,000 in monthly principal amortization;

    - $1,586,000 in partial principal prepayments; and

    - $664,740,000 in principal payments on mortgages (with a net book value of $761,902,000, net of reserves of $46,149,000 previously recorded by the Companies and related working capital and interest receivables with a net book value of $30,743,000) received as a result of real estate asset transactions entered into by the Companies pursuant to the Five Point Plan.

    These transactions resulted in a net loss of $127,904,000.

    Also during the year ended December 31, 2000, the Companies sold 42 facilities comprised of real estate and other assets with net book values of $285,751,000 (net of previously recorded impairment reserves of $63,149,000). Net proceeds on these transactions amounted to $283,233,000 and consisted of:

    - $229,333,000 in cash;

    - $7,661,000 of assumed debt; and

    - $46,239,000 of subordinated indebtedness due in 2005, net of a discount of $5,855,000 (on the difference between the 9.0% stated rate of interest and the 12.0% imputed interest rate).

    These transactions resulted in a net loss of $3,686,000.

    Total provisions for impairments of real estate investments recorded during the years ended December 31, 2000, 1999 and 1998 were $183,698,000, $63,170,000 and $63,954,000 respectively. As of December 31, 2000 and 1999, the total impairment valuation allowance balances were $177,162,000 and $116,011,000, respectively.

    The following details changes in the net book value of real estate investments for the years ended December 31, 2000 and 1999:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Net book value of investment in real estate assets at
  beginning of period, net..................................  $4,672,659   $5,086,736

Lodging
  Capital improvements......................................      36,092       65,888
  Depreciation expense and write-offs.......................    (106,244)     (96,240)
  Net book value of assets sold.............................      (3,610)      (3,504)

Healthcare
  Mortgages:
  Principal payments........................................      (6,795)      (9,777)
  Construction loan funding.................................         161       33,321
  Partial principal prepayments.............................      (1,586)      (5,869)
  Net book value of mortgages repaid........................    (761,902)    (142,396)
  Provision for loss on mortgages...........................     (83,633)     (14,826)
  Other adjustments to mortgages............................      16,406        1,833
  Sale/lease-back assets:
  Construction funding......................................       4,039       38,312
  Depreciation expense......................................     (24,117)     (35,779)
  Provision for loss on assets held for sale................     (75,479)     (48,344)
  Provision for loss on assets held for use.................     (24,586)          --
  Net book value of real estate assets sold.................    (285,751)    (206,174)
  Other adjustments to real estate investments..............      (2,978)       9,478
                                                              ----------   ----------
Net book value of investment in real estate assets at end of
  period, net...............................................  $3,352,676   $4,672,659
                                                              ==========   ==========

    The activity in the valuation allowance for real estate investments for the years ended December 31, 2000 and 1999 is summarized as follows:

                                                             REAL ESTATE
                                                            MORTGAGES AND
                                            BUILDINGS AND       LOANS       ASSETS HELD
                                            IMPROVEMENTS     RECEIVABLE      FOR SALE       TOTAL
                                            -------------   -------------   -----------   ---------
                                                                (IN THOUSANDS)
Balance at December 31, 1998..............     $ 14,630       $ 18,991        $ 33,288    $  66,909
Provision recorded........................           --         14,826          48,344       63,170
Provision applied to sales or
  prepayments.............................       (2,289)            --          (4,288)      (6,577)
Other adjustments.........................          (11)        (1,402)         (6,078)      (7,491)
                                               --------       --------        --------    ---------
Balance at December 31, 1999..............       12,330         32,415          71,266      116,011
Provision recorded........................       24,586         83,633          75,479      183,698
Transfers to assets held for sale.........      (12,000)            --          12,000           --
Provision applied to sales or
  prepayments.............................           --        (46,149)        (63,149)    (109,298)
Other adjustments.........................                     (16,259)          3,010      (13,249)
                                               --------       --------        --------    ---------
Balance at December 31, 2000..............     $ 24,916       $ 53,640        $ 98,606    $ 177,162
                                               ========       ========        ========    =========

IMPAIRMENT OF REAL ESTATE ASSETS

    At December 31, 2000 and 1999, the Companies classified certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. Based on estimated net sale proceeds, the Companies' recorded a provision for loss on assets held for sale of $75,479,000, $48,344,000 and $33,218,000 for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, the Companies recorded provisions of $24,586,000, $0 and $14,700,000 for the years ended December 31, 2000, 1999 and 1998, respectively, on real estate assets held for use where current facts, circumstances and analysis indicate that the assets might be impaired. Also, during the years ended December 31, 2000 and 1999, the Companies sold assets for which impairments of $63,149,000 and $6,577,000, respectively, had been previously recorded.

    As of December 31, 2000 and 1999, the Companies had an impairment valuation allowance of $98,606,000 and $71,266,000, respectively, related to assets held for sale. Additionally, the Companies had an impairment valuation allowance of $24,916,000 and $12,330,000, respectively, related to held for use properties where management believes that a reduction in the assets' cost basis is appropriate based on an assessment of current circumstances, including but not limited to, the amount of debt maturing in 2001 and prices realized on recent healthcare asset sales.

IMPAIRMENT OF MORTGAGE LOANS

    During the years ended December 31, 2000, 1999 and 1998, the Companies recorded a provision for loss related to the mortgage portfolio of $83,633,000, $14,826,000 and $16,036,000, respectively. Also during the year ended
December 31, 2000, mortgage loan receivables, which had previously provided provisions of $46,149,000, were prepaid. As of December 31, 2000 and 1999, the Companies had $53,640,000 and $32,415,000, respectively, in loan valuation reserves primarily relating to mortgage loans in the portfolio.

    The Companies continue to evaluate the assets in its healthcare portfolio as well as to pursue an orderly disposition of a significant portion of its healthcare assets. There can be no assurance if or when sales will be completed or whether such sales will be completed on terms that will enable the Companies to realize the full carrying value of such assets.

    The following table details the real estate portfolio by type of facility:

PORTFOLIO BY TYPE

                                 GROSS       NET BOOK       # OF        % OF                       # OF                    # OF
                              INVESTMENT      VALUE      PROPERTIES   PORTFOLIO    MORTGAGES    PROPERTIES    LEASES      LEASES
                              -----------   ----------   ----------   ---------   -----------   ----------   ---------   --------
                                                  (IN THOUSANDS, EXCEPT NUMBER OF PROPERTIES AND PERCENTAGES)
LODGING PORTFOLIO:
Hotels......................  $2,669,577    $2,448,391      299
HEALTHCARE PORTFOLIO:
Long Term Care..............     750,157       630,128       93          58%       $168,949         25       $ 461,179      68
Assisted Living.............     328,974       308,465       94          29%         35,815          3         272,650      91
Acute Care Hospital.........      65,650        56,189        1           5%             --         --          56,189       1
Medical Office Buildings....      37,818        37,025        5           3%         26,212          3          10,813       2
Other Healthcare............      51,316        49,640        6           5%         45,235          5           4,405       1
                              ----------    ----------      ---         ----       --------         --       ---------     ---
                               1,233,915     1,081,447      199         100%        276,211         36         805,236     163
Valuation Allowance.........          --      (177,162)      --                     (53,640)                  (123,522)
                              ----------    ----------      ---                    --------                  ---------
                               1,233,915       904,285      199                    $222,571                  $ 681,714
                              ----------    ----------      ---                    ========                  =========
Total Real Estate
  Portfolio.................  $3,903,492    $3,352,676      498
                              ==========    ==========      ===

    Companies in the assisted living sector of the healthcare industry operate approximately 9.2% of the net book value of the Companies' total real estate investments (and approximately 28.5% of the healthcare portfolio before the valuation allowance), while companies in the long term care sector approximate 18.8% of the net book value of the Companies' total real estate investments (and approximately 58.3% of the healthcare portfolio before the valuation allowance).

    Realty monitors credit risk for its healthcare portfolio by evaluating a combination of publicly available financial information, information provided by the operators themselves and information otherwise available to Realty. The financial condition and ability of these healthcare operators to meet their rental and other obligations will, among other things, have an impact on Realty's revenues, net income (loss), funds available from operations, its ability to make distributions to its shareholders and meet debt obligations. The operations of the long-term care (skilled nursing) companies have been negatively impacted by changes in Medicare reimbursement rates (PPS), increases in labor costs, increased leverage and certain other factors. In addition, any failure by these operators to effectively conduct their operations could have a material adverse effect on their business reputation or on their ability to enlist and maintain patients in their facilities.

    Operators of assisted living facilities are experiencing longer fill-up periods and are being impacted by concerns regarding the potential of over-building, increased regulation and the use of certain accounting practices. Accordingly, many of these operators have announced decreased earnings or anticipated earnings shortfalls and have experienced a significant decline in their stock prices. These factors have had a detrimental impact on the liquidity of some assisted living operators, which has slowed their growth plans and may have a negative effect on their operating cash flows.

OPERATORS IN BANKRUPTCY

    As of December 31, 2000, the Companies have exposure to five operators who have filed for protection under Chapter 11: Sun Healthcare Group, Inc. ("Sun"), Mariner Health Group ("Mariner"), Integrated Health Services, Inc. ("Integrated"), Genesis Health Ventures, Inc. ("Genesis") and CareMatrix Corporation ("CareMatrix"). The following table describes the number of facilities, net assets before valuation allowance by lease/mortgage and the lease/mortgage income for each of the five operators that have filed for Chapter 11.

                                                                                                         YEAR ENDED
                                                         LEASES                   MORTGAGES           DECEMBER 31, 2000
                                                 -----------------------   -----------------------   -------------------
                                      TOTAL                                                           RENTAL    INTEREST
OPERATOR               DATE FILED   FACILITIES   FACILITIES   NET ASSETS   FACILITIES   NET ASSETS    INCOME     INCOME
--------               ----------   ----------   ----------   ----------   ----------   ----------   --------   --------
                                                (IN THOUSANDS, EXCEPT FOR NUMBER OF FACILITIES)
Sun(5)...............   10/14/99        39           35        $285,130         4        $30,410     $46,650     $   --(1)
Mariner..............    1/18/00         2            1           6,789         1          7,057         977         --(2)
Integrated...........     2/2/00        10           10          37,066        --             --       6,288        N/A
Genesis..............    6/26/00         8            4          15,127         4         18,425       1,653      1,019(3)
CareMatrix...........    11/9/00         4            1          13,840         3         35,606       1,648      1,691(4)
                                        --           --        --------        --        -------     -------     ------
Totals...............                   63           51        $357,952        12        $91,498     $57,216     $2,710
                                        ==           ==        ========        ==        =======     =======     ======

------------------------

(1) No interest payments related to the Sun mortgages have been received since October 14, 1999 and, accordingly, these mortgages were placed on non-accrual status.

(2) No interest payments related to the Mariner mortgage were received and, accordingly, this mortgage was placed on non-accrual status.

(3) Mortgages related to Genesis have been placed on non-accrual status and interest income is recorded as payments are received.

(4) Mortgages related to CareMatrix have been placed on non-accrual status and interest income is recorded as payments are received.

(5) Net lease assets operated by Sun include straight-line rent receivables of $4,389,000.

    The Companies continue to monitor its operators that have filed for Chapter 11. To date, the Companies have not come to any definitive agreement with any of these operators. In the event any of its leases are successfully rejected through the course of the bankruptcy proceedings, the Companies intend to transition the operations of these facilities to other operators.

    Management has initiated various actions to protect the Companies' interests under its leases and mortgages, including the draw down and renegotiation of certain escrow accounts and agreements. While the earnings capacity of certain facilities has been reduced and the reductions may extend to future periods, management believes that it has recorded appropriate impairment provisions based on its assessment of current circumstances. However, upon changes in circumstances, including but not limited to, possible foreclosure or lease termination, there can be no assurance that the Companies' investments in healthcare facilities would not be written down below current carrying value based upon estimates of fair value at such time.

7.  OTHER ASSETS

    Other assets include investments in equity securities classified as available-for-sale, La Quinta intangible assets and the TeleMatrix non-compete agreement, furniture, fixtures and equipment and other receivables.

    The investment in equity securities classified as available-for-sale includes approximately 26,606,000 shares of Nursing Home Properties Plc
("NHP Plc"), a property investment group that specializes in the financing, through sale leaseback transactions, of nursing homes located in the United Kingdom. These shares were acquired at various dates between July 1996 and August 1998 and represented an ownership interest in NHP Plc of 19.99%, of which Realty had voting rights with respect to 9.99%. During the year ended
December 31, 2000, the market value of this investment significantly decreased below the Companies' initial cost. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Companies are required to determine whether a decline in fair value of an investment accounted for as "an available for sale security" is other-than-temporary. Further guidance in Staff Accounting Bulletin Topic 5M ("SAB 5M") suggests that the decline is other-than-temporary if, among other factors, the decline in market value persists for a period over six months and the decline is in excess of 20% of cost. Realty determined that decline was other-than-temporary during 2000 and adjusted the cost basis of its investment in NHP Plc to fair value by recording a charge to earnings of $49,445,000 based on the difference between the Companies' cost of $57,204,000 and the market value as of December 31, 2000 of $7,759,000. On January 22, 2001, the Companies sold their investment in NHP Plc for net proceeds of $7,737,000 and recorded a charge to earnings of $22,000 in the 2001 financial statements.

    The investment in equity securities classified as available-for-sale also includes 1,081,000 shares of Balanced Care Corporation, a healthcare operator. This investment had a market value of $271,000 at December 31, 2000. The initial cost of this investment was $1,105,000. During 2000, the difference between the cost and the current market value of this investment, $834,000, was recorded as a charge to earnings in accordance with SFAS No. 115.

    Intangible assets consist of the La Quinta tradename, assembled workforce and the TeleMatrix non-compete agreement which had net book values at December 31, 2000 of $86,055,000, $1,696,000 and $753,000, respectively.

    Realty provides for a valuation allowance against its assets on a periodic basis. As of December 31, 2000 and 1999 the valuation allowance provided against other assets and receivables aggregated approximately $32,785,000 and $8,649,000, respectively.

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

    Total distributions to common shareholders during the years ended
December 31, 2000, 1999 and 1998 included a return of capital per share of 0.0%, 9.4% and 4.1%, respectively. The 1998 distribution also included a long-term capital gain distribution of 30.2% per share. The 1999 and 1998 distributions also included unrecaptured Internal Revenue Code
Section 1250 depreciation from real property of 0.3% and 6.3% per share, respectively.

    The Series A Preferred Stock is entitled to quarterly dividends at the rate of 9% per annum of the $250 per share liquidation preference. On and after June 17, 2003, the Series A Preferred Stock may be redeemed for cash at the option of Realty, in whole or in part, at a redemption price of $250 per share, plus accrued and unpaid dividends, if any, to the redemption date. The 2000, 1999 and 1998 distributions also included unrecaptured Internal Revenue Code
Section 1250 depreciation from real property of 0.0%, 0.3% and 6.6% per share, respectively.

    During 1999, Realty issued 1,000 shares of 9% Series B Cumulative Redeemable Convertible Preferred Stock (the "Series B Preferred Stock") with a par value of $0.10 per share in connection with the acquisition of TeleMatrix, Inc. The Series B Preferred Stock is entitled to quarterly dividends at the rate of 9% per annum of the $25,000 per share liquidation preference. On and after October 7, 2004, the Series B Preferred Stock may be redeemed for cash at the option of Realty, in whole or in part, at a redemption price of $25,000 per share, plus accrued and unpaid dividends, if any, to the redemption date. The Series B Preferred Stock is convertible, at the option of the holder, into paired common shares on October 7, 2004 or the first day that dividends on any shares of Series B Preferred Stock are in arrears for six or more dividend periods. Each share of Series B Preferred Stock converts into 2,680 paired common shares. The conversion ratio may be adjusted from time to time as defined. Total distributions to holders of Series B Preferred Stock during the years ended December 31, 2000 and 1999 included unrecaptured Code Section 1250 depreciation from real property of 0.0% and 0.3% per share, respectively.

    The following classes of Preferred Stock, Excess Stock and Series Common Stock are authorized as of December 31, 2000; no shares were issued or outstanding at December 31, 2000 and 1999:

    Meditrust Operating Company Preferred Stock $0.10 par value; 6,000,000 shares authorized;

    Meditrust Corporation Excess Stock $0.10 par value; 25,000,000 shares authorized;

    Meditrust Operating Company Excess Stock $0.10 par value; 25,000,000 shares authorized;

    Meditrust Corporation Series Common Stock $0.10 par value; 30,000,000 shares authorized; and

    Meditrust Operating Company Series Common Stock $0.10 par value; 30,000,000 shares authorized.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Fair value estimates are subjective in nature and are dependent upon a number of significant assumptions associated with each financial instrument or group of financial instruments. Because of a variety of permitted calculations and assumptions regarding estimates of future cash flows, risks, discount rates and relevant comparable market information, reasonable comparisons of the Companies' fair value information with other companies cannot necessarily be made.

    The following methods and assumptions were used for real estate mortgages and long term indebtedness to estimate the fair value of financial instruments for which it is practicable to estimate value:

    The fair value of real estate mortgages has been estimated by discounting future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Due to early repayment of approximately $761,902,000 of real estate mortgages and impairment provisions of $83,633,000 taken during the year ended December 31, 2000, the fair market value of real estate mortgages remaining in the portfolio approximate the $222,571,000 carrying value of these mortgages at December 31, 2000. The fair value of real estate mortgages approximated $987,540,000 as of December 31, 1999. The carrying value of these mortgages was $1,059,920,000 as of December 31, 1999.

    The quoted market price for the Companies' publicly traded convertible debentures and rates currently available to the Companies for debt with similar terms and remaining maturities were used to estimate fair value of existing debt. The fair value of the Companies' indebtedness amounted to approximately $1,421,521,000 and $2,390,573,000 as of December 31, 2000 and 1999,
respectively. The carrying value of these convertible debentures and other debt was $1,596,350,000 and $2,613,763,000 as of December 31, 2000 and 1999,
respectively.

    The following table summarizes the underlying notional amounts and fair values of interest rate swap agreements as of December 31 (in thousands):

       2000                   1999
-------------------   --------------------
NOTIONAL     FAIR     NOTIONAL      FAIR
 AMOUNT     VALUE      AMOUNT      VALUE
--------   --------   ---------   --------
$400,000    $1,000    $750,000     $6,000

10. INDEBTEDNESS

    Indebtedness at December 31, 2000 and 1999 is as follows:

                                                                 2000          1999
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                   SHARE AMOUNTS)
Notes payable, net:
Principal payments aggregating $106,000 due from
  August 2002 to September 2015, bearing interest at rates
  between 7.510% and 8.625%.................................  $  105,700    $  105,575
Principal payments aggregating $125,000 due in July 2000,
  bearing interest at 7.375%................................          --       124,731
Principal payments aggregating $75,050 due in July 2001,
  bearing interest at 7.6%..................................      74,996        79,828
Principal payments aggregating $48,200 due in October 2001,
  bearing interest at 7.11%.................................      48,200        50,000
Principal payments aggregating $100,000 due in March 2004,
  bearing interest at 7.25%.................................     100,539       100,710
Principal payments aggregating $100,000 due in
  September 2005, bearing interest at 7.40%.................      99,955        99,945
Principal payments aggregating $50,000 due in
  February 2007, bearing interest at 7.27%..................      50,000        50,000
Principal payments aggregating $160,000 due in August 2007,
  bearing interest at 7%....................................     157,941       157,629
Principal payments aggregating $50,000 due in April 2008,
  bearing interest at 7.33%.................................      50,000        50,000
Principal payments aggregating $150,000 due in August 2011,
  bearing interest at 7.114%................................     149,319       149,131
Principal payments aggregating $175,000 due in
  September 2026, (redeemable in September 2003 at the
  option of the note holder) bearing interest at 7.82%......     174,490       174,357
Other.......................................................       2,500         2,500
                                                              ----------    ----------
                                                              $1,013,640    $1,144,406
                                                              ----------    ----------
CONVERTIBLE DEBENTURES, NET:
8.54% interest, convertible at $27.15 per share, due
  July 2000.................................................  $       --    $   42,157
7.5% interest, convertible at $30.11 per share, due
  March 2001................................................      82,992        89,492
9% interest, convertible at $22.47 per share, due
  January 2002..............................................       2,370         2,370

                                                                 2000          1999
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                   SHARE AMOUNTS)
8.56% interest, convertible at $27.15 per share, due
  July 2002.................................................      51,553        51,449
                                                              ----------    ----------
                                                              $  136,915    $  185,468
                                                              ----------    ----------
BANK NOTES PAYABLE, NET:
Revolving credit agreement maturing July 17, 2001...........  $       --    $  658,322
Term loan due July 17, 2001.................................     397,827       495,860
                                                              ----------    ----------
                                                              $  397,827    $1,154,182
                                                              ----------    ----------
BONDS AND MORTGAGES PAYABLE, NET:
Mortgage notes, interest ranging from 7.87% to 10.39%,
  monthly principal and interest payments ranging from $10
  to $51 and maturing from March 2001 through March 2033,
  collateralized by four and ten facilities, respectively...  $   15,706    $   38,561
Manatee County, Florida Industrial Development Revenue
  Bonds, Series 1995, annual principal payments ranging from
  $120 in 2001 to $240 due in December 2015, bearing
  interest at 7.35%, collateralized by one facility.........       3,115         3,205
Mortgage loans maturing in October and November of 2001,
  5.38% and 9.89%, respectively, weighted average effective
  interest rates............................................       2,646        44,483
Industrial Development Revenue Bonds, maturing August 2001
  through February 2012, 4.24% and 3.53%, respectively,
  weighted average effective interest rates.................      20,610        27,133
                                                              ----------    ----------
                                                              $   42,077    $  113,382
                                                              ----------    ----------
                                                              $1,590,459    $2,597,438
                                                              ==========    ==========

    The notes payable, convertible debentures, bank notes payable and bonds and mortgages payable are presented net of unamortized debt issuance costs of $5,891,000 and $16,325,000 at December 31, 2000 and 1999, respectively.
Amortization expense associated with the debt issuance costs amounted to $8,342,000, $13,130,000 and $12,264,000 for the years ended December 31, 2000,
1999 and 1998, respectively and is reflected in interest expense.

    The Companies had the following debt activity for the years ended December 31, 2000 and 1999:

                                                                             BONDS AND
                               NOTES         CONVERTIBLE      BANK NOTES     MORTGAGES
                            PAYABLE, NET   DEBENTURES, NET   PAYABLE, NET   PAYABLE, NET      TOTAL
                            ------------   ---------------   ------------   ------------   -----------
                                                          (IN THOUSANDS)
DECEMBER 31, 1998.........   $1,155,837        $185,013      $ 1,831,336      $129,536     $ 3,301,722
Repayment of principal....      (12,500)             --       (1,868,641)      (15,937)     (1,897,078)
Borrowings................           --              --        1,176,000            --       1,176,000
Other decrease in
  principal...............           --              --               --          (221)           (221)
Other amortization........         (161)             --               --            --            (161)
Amortization of debt
  issuance costs and
  other...................        1,230             455           15,487             4          17,176
                             ----------        --------      -----------      --------     -----------
DECEMBER 31, 1999.........    1,144,406         185,468        1,154,182       113,382       2,597,438
Repayment of principal....     (130,287)        (48,115)      (1,017,359)      (63,649)     (1,259,410)
Borrowings................           --              --          252,000            --         252,000
Debt assumed by third-
  party, (Note 6).........           --              --               --        (7,661)         (7,661)
Gain on early
  extinguishments of
  debt....................       (1,463)           (720)              --            --          (2,183)
Amortization of debt
  issuance costs and
  other...................          984             282            9,004             5          10,275
                             ----------        --------      -----------      --------     -----------
DECEMBER 31, 2000.........   $1,013,640        $136,915      $   397,827      $ 42,077     $ 1,590,459
                             ==========        ========      ===========      ========     ===========

NOTES PAYABLE

    On August 16, 1999, Realty repaid $12,500,000 of its notes payable, which matured on that date and bore interest at 7.25%.

    During 2000, the Companies repaid $87,254,000 of notes payable at maturity. In addition, the Companies repurchased $43,033,000 of notes payable, resulting in a gain on early extinguishments of debt of $1,463,000.

CONVERTIBLE DEBENTURES

    On June 30, 2000, Realty repaid the 8.54% convertible debentures with a balance of $34,835,000 that were scheduled to mature on July 1, 2000.

    The 7.5% debentures issued in March 1994 are subject to redemption by the Companies at 100% of the principal amount plus accrued interest.

    The 9% convertible debentures issued in April 1992 are subject to redemption by the Companies at 100% of the principal amount plus accrued interest.

    The 8.56% debentures issued in July 1995 are subject to redemption by the Companies at 100% of the principal amount plus accrued interest to the extent necessary to preserve Realty's status as a REIT.

    During 2000, the Companies repurchased $13,280,000 of convertible debentures, which resulted in a gain on early extinguishments of debt of approximately $720,000.

BANK NOTES PAYABLE

    In July 1998, Realty entered into a credit agreement (the "Credit Agreement"), which provided Realty with up to $2,250,000,000 in credit facilities, replacing Realty's then existing $365,000,000 revolving credit facilities. The Credit Agreement provided for borrowings in four separate tranches (each a "Tranche"): Tranche A, a $1,000,000,000 revolving loan, amounts of which if repaid may be reborrowed, which matures on July 17, 2001;
Tranche B, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matured on July 17, 1999 and which had a $250,000,000 mandatory principal payment on April 17, 1999; Tranche C, a term loan in the amount of $250,000,000, amounts of which if repaid may not be reborrowed, which matured on July 17, 1999 with a six month extension option that was exercised in June, 1999; and Tranche D, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matures on July 17, 2001.

    On November 23, 1998, Realty amended its Credit Agreement to provide for Realty's cash repayment of a portion of its Forward Equity Issuance Transaction ("FEIT"), to amend certain financial covenants to accommodate asset sales, to exclude the impact of non-recurring charges in certain covenant calculations and to provide for future operating flexibility. The amendment also provided for an increase to the LIBOR pricing of the credit facility by approximately 125 basis points and the pledge of stock of the Companies' subsidiaries. This pledge of subsidiary stock will also extend on a pro rata basis to entitled bondholders. Realty also agreed to a 25 basis point increase to the LIBOR pricing in the event that an equity offering of at least $100,000,000 had not been completed by February 1, 1999. On February 1, 1999, this increase went into effect.

    On March 10, 1999, Realty reached a second agreement with its bank group to further amend the Credit Agreement. The second amendment, which was subject to the successful completion of the sale of Cobblestone Golf Group, provided for a portion of the sale proceeds to be applied to settle a portion of the FEIT. The second amendment also provided for, among other things: deletion of limitations on certain healthcare investments and lowering of the Tranche A loan commitments to $850,000,000. On March 31, 1999, the Companies completed the sale of Cobblestone Golf Group.

    Effective June 30, 2000, Realty reached a third agreement with its bank group to further amend the Credit Agreement. The third amendment provided for, among other things: limitations on early debt repayments, limitations on common dividend payments, which is partially based on a calculation of REIT taxable income and changes to the definition of the minimum tangible net worth covenant.

    Effective September 5, 2000, the Companies reached a fourth agreement with its bank group to further amend the Credit Agreement. The fourth amendment provided for, among other things: changes to the definition of the minimum tangible net worth covenant; limitation on cash and cash equivalents held and limitations on capital expenditures; reduced the Tranche A revolving loan commitment from $850,000,000 to $400,000,000; and allowed an optional prepayment of $50,000,000 on the Tranche D term loan. In addition, the amendment specifies when and how the proceeds of future asset sales are required to be applied against any outstanding balances on Tranches A and D.

    Borrowings under the Credit Agreement include LIBOR, base rate and money market borrowings. Pricing on the loan commitments, lines and letters of credit under the Credit Agreement varies according to the pricing level commensurate with the credit quality of Realty. Events of default under the Credit Agreement include, among other things: failure to pay any principal or reimbursement obligation when due, failure to meet any of the covenants of the Credit Agreement, failure of the representations and warranties to be true in any material respect and default under other debt instruments of the Companies or their subsidiaries. The Credit Agreement includes covenants with respect to maintaining certain financial benchmarks, limitations on the types and percentage of investments in certain business lines, a subjective acceleration clause contingent upon the occurrence of an event with a material adverse effect on the Companies, limitations on dividends of Realty and Operating and other restrictions. In addition, Operating is a guarantor of all of the obligations of Realty under the Credit Agreement.

    During the year ended December 31, 2000, the Companies and Realty received net cash proceeds of approximately $905,955,000 from the sale of certain healthcare assets and the repayment of healthcare mortgage loans. These cash proceeds were primarily used to repay the Companies' outstanding debt.

TRANCHE A REVOLVING LOAN

    During the year ended December 31, 2000, Realty borrowed $252,000,000 from the Tranche A revolving loan and repaid approximately $917,359,000 of the balance. Realty had no borrowings outstanding on the Tranche A revolving loan at December 31, 2000.

    At December 31, 2000, the Companies and Realty had approximately $366,000,000 (net of outstanding letters of credit) in available borrowings under its revolving tranche commitment.

TRANCHE B TERM LOAN

    On January 8, 1999, Realty repaid $250,000,000 of its Tranche B term loan that was scheduled to mature on April 17, 1999. On April 8, 1999, Realty repaid the remaining $250,000,000 of its Tranche B term loan and cancelled a $250,000,000 swap contract that was scheduled to mature in July 1999.

TRANCHE C TERM LOAN

    On December 24, 1999, Realty repaid $250,000,000 of its Tranche C term loan, which was scheduled to mature on January 17, 2000.

TRANCHE D TERM LOAN

    During 2000, Realty repaid $100,000,000 of its Tranche D term loan, resulting in a balance of $397,827,000 (net of unamortized debt costs of $2,173,000) at December 31, 2000.

INTEREST RATE SWAP AGREEMENT

    During July 1998, Realty entered into an interest rate swap agreement to reduce the impact on interest expense of fluctuating interest rates on $1,250,000,000 of its Credit Agreement. Realty agreed with the counterparty to exchange, on a monthly basis, the difference between Realty's fixed pay rate and the counterparty's variable pay rate of one month LIBOR. During January and April 1999, Realty cancelled two $250,000,000 contracts from the interest rate swap agreement in connection with the repayments described below. At
December 31, 2000, Realty was a fixed rate payor of approximately 5.7% and received a variable rate of approximately 6.7%. Differentials in the swapped amounts are recorded as adjustments to interest expense of Realty. Total interest (income) expense related to the swap agreement was approximately $4,070,000 and $4,101,000, respectively, for the years ended December 31, 2000 and 1999.

    During 2000, the Companies cancelled $350,000,000 of its interest rate swap agreement. At December 31, 2000, the Companies were fixed rate payors of 5.7% under an interest rate swap agreement with an underlying notional amount of $400,000,000 and received a variable rate of 6.7%. Differentials in the swapped amounts are recorded as adjustments to interest expense of the Companies.

    The Companies' revolving commitment carried interest at its option of the base rate of the prime rate plus 2.0% (11.5% at December 31, 2000) or LIBOR plus 2.875% (9.5% weighted average rate at December 31, 2000).

BONDS AND MORTGAGES PAYABLE

    Realty is obligated by agreements relating to fourteen issues of Industrial Revenue Bonds ("IRBs"), in an aggregate amount of $20,610,000, to purchase the bonds at face value prior to maturity under certain circumstances. The bonds have floating interest rates which are indexed periodically. Bondholders may, when the rate is changed, put the bonds to the designated remarketing agent. If the remarketing agent is unable to resell the bonds, it may draw upon an irrevocable letter of credit that secures the IRBs. In such event, Realty would be required to repay the funds drawn on the letters of credit within 24 months. The Companies have $21,111,000 of outstanding letters of credit expiring on

May 31, 2001 related to the fourteen IRBs. As of December 31, 2000, no draws had been made upon any such letters of credit. The schedule of annual maturities shown below includes these IRBs as if they will not be subject to repayment prior to maturity. Assuming all bonds under such IRB arrangements are presented for payment prior to December 31, 2000 and the remarketing agents are unable to resell such bonds, the maturities of long-term debt shown below would increase by $5,350,000 for the year ending December 31, 2002.

    Total debt maturing in the year 2001 is $628 million, including approximately $90 million that was due on March 1, 2001 and which has been paid off through borrowings under the line of credit. In addition, on July 15, 2001, the Companies have approximately $75 million of debt maturing. The $400 million outstanding bank term loan and the $400 million commitment on the line of credit mature on July 17, 2001. Meditrust is reviewing various alternatives with respect to the bank term loan and line of credit, however, there can be no assurances that the Companies will be able to refinance or pay down this debt prior to its maturity. The remaining $63 million of 2001 debt maturities are primarily in October 2001. Realty intends to continue to use available borrowings under its revolving credit facility, together with cash flow from operations and proceeds from asset sales, to fund the repayment of debt obligations other than the senior credit facility as they come due. The Companies further intend to use cash flow from operations and the proceeds from sales of healthcare assets under the Five Point Plan to repay amounts due under the senior credit facility. The Companies also intend to pursue the refinancing of amounts due under Realty's senior credit facility, which the Companies believe may be facilitated by the continued sale of certain healthcare assets.

    The aggregate maturities of notes payable, convertible debentures, bank notes payable and bonds and mortgages payable for the five years subsequent to December 31, 2000 are as follows:

YEAR                                                  (IN THOUSANDS)
----                                                  --------------
2001............................................        $  628,032
2002............................................            92,250
2003............................................           207,112
2004............................................           251,724
2005............................................           116,412
Thereafter......................................           300,820
                                                        ----------
Total debt......................................        $1,596,350
Unamortized debt issuance costs.................            (5,891)
                                                        ----------
Total debt, net.................................        $1,590,459
                                                        ==========

11. FORWARD EQUITY ISSUANCE TRANSACTION

    On February 26, 1998, the Companies entered into a forward equity issuance transaction ("FEIT") with Merrill Lynch International, a UK-based broker/dealer subsidiary of Merrill Lynch & Co., Inc. (collectively with its agent and successor in interest, "MLI"). Pursuant to the terms of a Stock Purchase Agreement, MLI purchased 8,500,000 shares of Series A Non-Voting Convertible Common Stock with a par value of $0.10 per share from each of the Companies at a purchase price of $32.625 per share (collectively with the Paired Common Shares the shares of Series A non-voting convertible Common Stock are convertible into, the "Notional Shares"). Net proceeds from the issuance were approximately $272,000,000 and were used by the Companies to repay existing indebtedness.

    The FEIT and a related Purchase Price Adjustment Agreement included an adjustment mechanism under which the Companies delivered approximately 9,700,000 Collateral Shares in 1998, all of which were returned to the Companies when the Companies settled in cash a portion of the adjustment transaction in December 1998. Prior to the settlement, MLI held any paired common shares delivered by the Companies under the Purchase Price Adjustment Agreement in a collateral account (the "Collateral Shares").

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

12. OTHER EXPENSES

    For the years ended December 31, 2000, 1999 and 1998, other expenses consisted of the following:

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
RESTRUCTURING:
Employee severance and related employment costs.............  $21,132    $25,000    $ 7,149
Accelerated amortization of unearned compensation...........    5,240         --         --
Write-off of capitalized pre-development costs..............       --         --      8,720
External consulting fees....................................      301      6,184     11,882
Write-off of software development costs.....................       --      3,998         --
Write-off of capitalized debt costs and swap breakage
  fees......................................................       --      6,026         --
Write-off of debt costs and other prepayment expenses.......    3,142         --         --
                                                              -------    -------    -------
  Restructuring and related expenses........................   29,815     41,208     27,751

OTHER:
Costs of transactions not consummated.......................       --         --      3,110
Provision for loss on working capital and other
  receivables...............................................    5,146      4,606     16,400
Bad debt recoveries.........................................   (2,060)        --         --
                                                              -------    -------    -------
  Other expenses............................................    3,086      4,606     19,510
                                                              -------    -------    -------
TOTAL.......................................................  $32,901    $45,814    $47,261
                                                              =======    =======    =======

RESTRUCTURING CHARGES

    In January 2000, the Companies executed a separation and consulting agreement with the Chief Executive Officer, President and Treasurer of Realty, pursuant to which Realty made a cash payment of approximately $9,460,000 (including consulting fees), converted 155,000 restricted paired common shares into unrestricted paired common shares (which resulted in approximately $2,461,000 of accelerated amortization of unearned compensation) and continued certain medical, dental and other benefits.

    Also in January 2000, the Companies announced that the Meditrust corporate headquarters would be moved to Irving, Texas and that changes would be made to the management team. As a result, in June 2000, the Boards of Directors approved a plan to reduce the number of employees by 14 as of December 31, 2000, including four officers. The reduction was primarily in the financial and legal groups of the Companies' Needham, Massachusetts offices. Accordingly, during the year ended December 31, 2000, the Companies recorded $14,451,000 for severance related expenses to terminate those employees. The Companies plan to further reduce staff over the next two years with the intention of consolidating the remaining healthcare operations in Irving, Texas by December 31, 2002. As part of the plan to close the Needham office, additional severance and other payments are expected in the future. In addition, the Companies recorded a charge of $3,142,000 related to accelerated amortization of debt issuance costs and certain other expenses associated with the early repayment of debt and the reduction of the Companies' revolving credit facility.

    The Companies also incurred approximately $301,000 of professional fees during the year ended December 31, 2000 related to implementation of the Five Point Plan.

    On May 10, 1999, the Companies entered into a separation agreement with the former Director and Chairman of the Companies and Chief Executive Officer and Treasurer of Operating. Under the terms of the separation agreement, the Companies made severance payments totaling $25,000,000 in cash and continued certain life insurance benefits. The Companies established a Special Committee of the Boards of Directors of Realty and Operating (the "Special Committee") to evaluate this executive's employment contract and determine whether such severance or other payments were appropriate. Based on the results of the evaluation and recommendation of the Special Committee, the Boards of Directors concluded that the separation agreement was in the long-term best interest of the shareholders of the Companies and approved the separation agreement.

    During the year ended December 31, 1999, the Companies incurred approximately $12,210,000 of non-recurring costs associated with the development and implementation of the comprehensive restructuring plan adopted in November 1998 (the "1998 Plan"). These costs primarily relate to the early repayment and modification of certain debt, other advisory fees related to the 1998 Plan and the separation agreement.

    During the year ended December 31, 1999, the Companies recorded a charge of approximately $3,998,000 to write-off certain internal and external software development costs related to a front desk system under development for the lodging division based on La Quinta management's decision to abandon the project.

    Pursuant to the 1998 Plan, the Companies announced plans to refocus their capital investment program by reducing healthcare related investments and ceasing development of any new hotels other than the completion of those La Quinta-Registered Trademark- Inn & Suites currently under construction. Accordingly, the Companies recorded non-recurring costs in 1998 of $8,720,000 for the write-off of certain previously capitalized costs associated with lodging development and $7,149,000 for severance related costs attributable to workforce reductions of 87 employees at the Companies' lodging and healthcare divisions.

    The Companies recorded $11,882,000 of costs in fiscal year 1998 incurred for various consultants engaged to assist in the development and implementation of the 1998 Plan.

OTHER

    During the years ended December 31, 2000, 1999 and 1998, the Companies recorded provisions and other expenses of approximately $5,146,000, $4,606,000 and $16,400,000, respectively, on working capital and other receivables management considered uncollectable. The Companies also recorded approximately $2,060,000 of bad debt recoveries during the year ended December 31, 2000 related to receivables written off in prior years.

    In 1998, the Companies incurred approximately $3,110,000 in costs related to the evaluation of certain acquisitions not completed by the Companies.

13. LEASE COMMITMENTS

LODGING

    The Participating Hotel Facility Leases between Realty and Operating are generally long-term and provide for quarterly base or minimum rents plus contingent or percentage rents based on quarterly gross revenue thresholds for each hotel facility. Operating is generally responsible for paying all operating expenses of the hotel facilities while Realty is responsible for costs attributable to real estate taxes and insurance. The leases are accounted for as operating leases. Total rental expense recognized by Operating to Realty under such leases was approximately $278,379,000, $274,018,000 and $125,706,000 for
the years ended December 31, 2000, 1999 and 1998, respectively, of which approximately $45,651,000, $50,715,000 and $29,494,000, respectively, was contingent rent.

    Realty's future minimum rents at December 31, 2000, receivable from Operating under noncancelable Participating Hotel Facility Leases, are as follows:

YEAR ENDED DECEMBER 31,         (IN THOUSANDS)
-----------------------         --------------
2001..........................     $240,640
2002..........................      240,640
2003..........................      120,320
                                   --------
Total.........................     $601,600
                                   ========

    Realty also leases restaurants it owns to third-parties. These leases are accounted for as operating leases and expire over a period from 2001 to 2018 and provide for minimum rent and contingent rent based on a percentage of annual sales in excess of stipulated amounts. Total restaurant rental income for 2000, 1999 and 1998 was $6,182,000, $7,188,000 and $3,382,000, respectively, of which
$393,000, $1,109,000 and $570,000, respectively, was contingent rent.

    Realty's future minimum rents at December 31, 2000, to be received under non-cancelable operating restaurant leases, are as follows:

YEAR ENDED DECEMBER 31,         (IN THOUSANDS)
-----------------------         --------------
2001..........................      $ 5,621
2002..........................        5,222
2003..........................        4,503
2004..........................        3,856
2005..........................        3,311
Thereafter....................       10,330
                                    -------
Total.........................      $32,843
                                    =======

    Realty is also committed to third-parties for certain ground lease arrangements which contain contingent rent provisions based upon revenues and also certain renewal options at fair market value at the conclusion of the initial lease terms. The leases extend for varying periods through 2014. Future minimum rental payments required under operating ground leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

YEAR ENDED DECEMBER 31,         (IN THOUSANDS)
-----------------------         --------------
2001..........................      $  311
2002..........................         272
2003..........................         272
2004..........................         272
2005..........................         195
Thereafter....................         870
                                    ------
Total.........................      $2,192
                                    ======

    Total rent for ground leases was $1,150,000, $1,057,000 and $480,000 for 2000, 1999 and 1998, respectively.

    Operating leases certain non-hotel real estate and equipment for the hotels' operations under various lease agreements. The leases extend for varying periods through 2009 and generally are for a fixed monthly amount.

    Operating's future minimum rents at December 31, 2000, payable under non-hotel non-cancelable operating leases, are as follows:

YEAR ENDED DECEMBER 31,         (IN THOUSANDS)
-----------------------         --------------
2001..........................      $ 2,411
2002..........................        2,092
2003..........................        1,990
2004..........................        1,489
2005..........................        1,392
Thereafter....................        5,102
                                    -------
Total.........................      $14,476
                                    =======

    Total rent expense for operating leases was approximately $2,896,000, $2,631,000 and $1,040,00 for the years ended December 31, 2000, 1999 and 1998, respectively.

HEALTHCARE

    Realty's healthcare related property and facilities are generally leased pursuant to non-cancelable, fixed-term operating leases expiring from 2001 to 2012. The leases ordinarily provide multiple, five-year renewal options and the right of first refusal or the option to purchase the facilities at the greater of the fair market value or Realty's investment at the end of the initial term of the lease or at various times during the lease.

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

    Future minimum rents, expected to be received by Realty during the initial term of the healthcare related leases for the years subsequent to December 31, 2000, are as follows:

YEAR ENDED DECEMBER 31,         (IN THOUSANDS)
-----------------------         --------------
2001..........................     $ 97,526
2002..........................       94,906
2003..........................       94,906
2004..........................       94,280
2005..........................       77,216
Thereafter....................      120,702
                                   --------
Total.........................     $579,536
                                   ========

14. COMMITMENTS AND CONTINGENCIES

    The Companies are a party to a number of claims and lawsuits arising out of the normal course of business. The Companies believe that none of these claims or pending lawsuits, either individually or in the aggregate, will have a material adverse effect on the Companies' business or on their consolidated financial position or results of operations.

    Realty had purchase commitments related to certain new construction and renovation projects in the lodging segment of approximately $10,123,000 related to projects with total estimated costs of $47,107,000 at December 31, 2000.

15. RESTRICTED STOCK AND STOCK OPTION PLAN

    The Meditrust Corporation Amended and Restated 1995 Share Award Plan (the "Meditrust Corporation Plan") provides that the maximum number of Common Shares (the "Meditrust Corporation Shares") that may be issued under the Meditrust Corporation Plan shall not exceed the sum of 3,616,741 plus an amount equal to 5% of the Meditrust Corporation Shares outstanding from time to time. The Meditrust Operating Company Amended and Restated 1995 Share Award Plan (the "Meditrust Operating Plan" and together with the Meditrust Corporation Plan, the "Plans") provides that the maximum number of Common Shares (the "Meditrust Operating Shares") that may be issued under the Meditrust Operating Plan shall not exceed an amount equal to 5% of the Meditrust Operating Shares outstanding from time to time.

    Under each of the Plans, the maximum number of stock appreciation rights that may be granted to an eligible person during any one year period shall not exceed 450,000, subject to certain adjustments. Also, under each of the Plans, awards are to be issued either as Options, Dividend Equivalents, Stock Appreciation Rights, Restricted Stock Awards, Performance Share Awards or Stock Bonuses (each, an "Award"). At December 31, 2000, under the Meditrust Corporation Plan and the Meditrust Operating Plan, 1,518,000 and 2,854,000 shares, respectively, were available for future grant.

    Each Award expires on such date as determined by management and the Compensation Committee of the Boards of Directors (the "Committee"), but in the case of options or other rights to acquire Paired Common Shares, not later than 10 years after the date of the Award. Options granted under each of the Plans vest according to a schedule determined by the Committee. The Committee may authorize the deferral of any payment of cash or issuance of Paired Common Shares under each of the Plans at the election and request of a participant. Up to 4,000,000 shares are available under each of the Plans to be issued as incentive stock options. Directors, officers, employees and individual consultants, advisors or agents who render or who have rendered bona fide services to the corporation are eligible to participate in the Plan for such corporation.

    The Committee has the discretion to accelerate or extend the exercisability or vesting of any or all such outstanding Awards within the maximum ten-year period, including in the event of retirement, death or termination of employment. Options outstanding at December 31, 2000 expire in 2001 through 2010.

    Under each of the Plans, a like number of shares of the Meditrust Corporation Shares or Meditrust Operating Shares, as the case may be, shall be purchased from the other corporation or arrangements shall be made with such other corporation for the simultaneous issuance by the other corporation of the same number of Common Shares as the number of Common Shares issued in connection with an Award. Under each of the Plans, the option price shall not be less than the par value of the Meditrust Corporation Shares and the Meditrust Operating Shares subject to the Award. In the event of a "change in control," as defined in each of the Plans, all options outstanding will become fully vested.

    The Companies apply the provisions of Accounting Principles Board Option No. 25 (APB No. 25) in accounting for stock-based awards. Accordingly, no compensation cost has been recognized for the fixed stock option plans.

RESTRICTED STOCK PERFORMANCE AWARDS

    Restricted stock performance awards have been granted under the Plans. The shares carry voting and dividend rights; however, sale of the shares is restricted prior to vesting. Subject to continued employment, vesting occurs over three years from the date of grant upon achievement of performance goals as defined, or as the Boards of Directors may determine. During the year ended December 31,

2000, 1,760,000 restricted shares of the Companies' stock were issued to employees under the Plans and 50,000 restricted shares were forfeited and thus cancelled and retired. Restricted shares outstanding at December 31, 2000 and 1999 were 1,710,000 and 395,000, respectively.

    Unearned compensation was charged for the market value of the restricted shares on the date of grant and is being amortized over the restricted period. The unamortized unearned compensation value is shown as a reduction of shareholders' equity in the accompanying consolidated and combined balance sheets. For the years ended December 31, 2000, 1999 and 1998, amortization of unearned restricted stock compensation was $1,336,000, $1,136,000 and $0, respectively. In January 2000, the Companies executed a separation and consulting agreement with the Chief Executive Officer, President and Treasurer of Realty and reduced the number of employees in the financial and legal groups of the Companies' Needham, Massachusetts offices. Under the terms of certain severance agreements, vesting of 395,000 restricted paired common shares was accelerated, such that the shares were unrestricted at December 31, 2000. Accordingly, during the year ended December 31, 2000, the Companies recorded $5,240,000 of accelerated amortization of unearned compensation.

STOCK OPTIONS

    Options to purchase 1,054,000 Meditrust Corporation Shares and 320,000 Meditrust Operating Shares were exercisable as of December 31, 2000.

    Had compensation cost for the Companies' stock option-based compensation plans been determined based on the fair value at the grant dates for Awards under the Plans consistent with the method pursuant to SFAS No. 123, the Companies' net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Net income (loss) available to Paired Common Shareholders:
  As reported...............................................  $(352,156)  $73,542    $(161,591)
  Pro forma.................................................   (352,693)   73,456     (162,354)

Earnings (loss) per Paired Common Share:
  Basic as reported.........................................  $   (2.48)  $  0.52    $   (1.34)
  Diluted as reported.......................................      (2.48)     0.51        (1.29)
  Basic pro forma...........................................      (2.49)     0.51        (1.35)
  Diluted pro forma.........................................      (2.49)     0.51        (1.29)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998: dividend yield of 0.0%, 17.0% and 14.1% and expected volatility of 50%, 48% and 33% for each year, respectively. Other assumptions used in the Black-Scholes analysis include risk-free interest rates of 5.9%, 5.6% and 4.4% in 2000, 1999 and 1998, respectively and an expected life of four years for each grant.

    A summary of the Companies' stock option activity and related information follows:

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------------------
                                                2000                  1999                  1998
                                         -------------------   -------------------   -------------------
                                                    WEIGHTED              WEIGHTED              WEIGHTED
                                                    AVERAGE               AVERAGE               AVERAGE
                                          SHARES    EXERCISE    SHARES    EXERCISE    SHARES    EXERCISE
                                         (000'S)     PRICE     (000'S)     PRICE     (000'S)     PRICE
                                         --------   --------   --------   --------   --------   --------
Fixed options:
Outstanding at beginning of year.......    4,311     $  21       5,022     $  20       3,811     $  30
Granted................................    5,532         4         100        13       2,934        13
Options from merger....................       --        --          --        --         452         4
Exercised..............................       --        --         (17)        4        (611)        8
Forfeited..............................   (1,727)       20        (794)       17      (1,564)       31
                                          ------     -----      ------     -----      ------     -----
Outstanding at end of year.............    8,116     $  10       4,311     $  21       5,022     $  20
                                          ------     -----      ------     -----      ------     -----
Options exercisable at year end........    1,374                 1,489                 1,032
Weighted average fair value of options
  granted during the year..............              $0.89                 $1.42                 $1.05

    The weighted-average exercise price equals the weighted-average grant date fair value as if all options were granted at fair market value on the date of grant.

    The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                          OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                     ------------------------------              ----------------------
                                       NUMBER          WEIGHTED       WEIGHTED     NUMBER      WEIGHTED
                                     OUTSTANDING       AVERAGE        AVERAGE    EXERCISABLE   AVERAGE
                                     AT 12/31/00      REMAINING       EXERCISE   AT 12/31/00   EXERCISE
                                       (000'S)     CONTRACTUAL LIFE    PRICE       (000'S)      PRICE
                                     -----------   ----------------   --------   -----------   --------
Range of exercise prices:
$1.81--$3.31.......................     3,670             10           $ 3.15          --       $   --
$5.38--$16.06......................     3,371              9             9.50         635        13.31
$25.07--$32.77.....................     1,075              6            31.43         739        30.82
                                        -----             --           ------       -----       ------
                                        8,116              9           $ 9.53       1,374       $22.73
                                        =====             ==           ======       =====       ======

16. RETIREMENT, PENSION AND OTHER BENEFITS

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

    The Companies have savings plans that qualify under Section 401(K) of the Code under which eligible employees are entitled to participate up to a specified annual maximum contribution level. The Companies match a portion of such contributions that amounted to $369,000, $538,000 and $320,000, for the years ended December 31, 2000, 1999 and 1998, respectively. During 2000, the Boards of Directors approved enhancements to benefits provided to employees under the 401(K) Plan. These enhancements include an increase in La Quinta's match of employee contributions and a change in vesting requirements which allow employees more favorable vesting terms.

    La Quinta sponsors the La Quinta Retirement Plan. The projected benefit obligations and fair value of the assets on the date of the La Quinta Merger (July 17, 1998) were $19,725,000 and $17,425,000, respectively.

    On December 31, 1998, the La Quinta Supplemental Executive Retirement Plan ("SERP") was established with a prior service cost of $3,004,000. During 1999, a significant portion of the executives covered under the plan terminated employment related to the acquisition resulting in a decrease in the projected benefit obligation of $1,420,000 and an acceleration of prior service cost recognition of $1,355,000. The impact on the statement of operations was a gain of $56,000.

    The projected benefit obligation, accumulated benefit obligation and fair value of assets for the La Quinta SERP with accumulated benefit obligation in excess of plan assets were $198,000, $198,000 and $0, respectively, as of December 31, 2000 and $1,361,000, $402,000 and $0, respectively, as of December 31, 1999.

    Effective January 1, 1999, the Companies converted their existing La Quinta Retirement Plan to a cash balance pension plan. Existing accrued benefits under the La Quinta Retirement Plan were converted into a beginning account balance as of January 1, 1999, which decreased the projected benefit obligation by $1,122,000. Under the new cash balance pension plan, the Companies make quarterly contributions to the account based on a percentage of quarterly employee compensation and years of service. Interest credits to the account balances are based on rates for one-year US Treasury Securities. The account balances are available to employees after they reach age 55.

    Prior to January 1, 1999, the La Quinta Retirement Plan was a defined benefit pension plan covering all La Quinta employees. Benefits accrued to the participant according to a career average benefit formula integrated with Social Security benefits. The Companies' funding policy for this plan was to annually contribute the minimum amount required by federal law.

    On October 23, 2000, the Boards of Directors approved the termination of the SERP and Retirement Plans. The termination was effective on December 31, 2000. The Companies expect to make a final contribution to the plan prior to the distribution of its assets to the participants. The amount of this final contribution is expected to be approximately $2,000,000. The termination will result in cash contribution savings of approximately $1,800,000 per year going forward.

    The following table provides detail of the changes in benefit obligations, components of benefit costs and weighted-average assumptions for the La Quinta SERP and Retirement Plans at December 31, 2000 and 1999:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of year...................  $20,528    $21,806
  Service cost..............................................    1,948      2,567
  Interest cost.............................................    1,483      1,433
  Actuarial loss (gain).....................................      729     (1,467)
  Benefits paid.............................................   (2,447)    (2,391)
  Curtailment...............................................   (2,174)    (1,420)
                                                              -------    -------
  Benefit obligation at end of year.........................  $20,067    $20,528

CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning of year............  $20,509    $19,020
  Actual return on plan assets..............................   (1,047)     1,469
  Employer contribution.....................................    1,205      2,411
  Benefits paid.............................................   (2,447)    (2,391)
                                                              -------    -------
  Fair value of plan assets at end of year..................  $18,220    $20,509

  Funded status.............................................  $(1,847)   $   (19)
  Unrecognized actuarial gain (loss)........................      455     (2,666)
  Unrecognized prior service cost credit....................       --        476
                                                              -------    -------
  Net amount recognized.....................................  $(1,392)   $(2,209)

AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION
  CONSIST OF:
  Accrued benefit liability.................................  $(2,377)   $(2,209)
  Minimum pension liability.................................     (985)        --
                                                              -------    -------
  Net amount recognized.....................................  $(1,392)   $(2,209)

WEIGHTED-AVERAGE ASSUMPTIONS:
  Discount rate as of end of year...........................    7.00%      7.75%
  Expected return on plan assets for the year...............    8.00%      8.00%
  Rate of compensation increase as of end of year
    Management employees....................................    6.00%      6.00%
    Non-management employees................................    5.00%      5.00%

COMPONENTS OF NET PERIODIC BENEFIT COST:
  Service cost..............................................  $ 1,948    $ 2,567
  Interest cost.............................................    1,483      1,433
  Expected return on plan assets............................   (1,609)    (1,551)
  Amortization of:
    Prior service cost......................................      476         51
    Gain from prior periods.................................      (61)        --
  Curtailment gain..........................................   (1,849)       (65)
                                                              -------    -------
  Net periodic benefit cost.................................  $   388    $ 2,435
                                                              =======    =======

    In 1999, La Quinta established the La Quinta Executive Savings Plan (the "ESP"). The ESP is a non-qualified deferred compensation plan covering a select group of management and highly compensated employees of La Quinta. The ESP allows eligible employees to defer receipt of a portion of their compensation by making an election before the compensation is earned. La Quinta matches a portion of such employee contributions, which amounted to approximately $36,000 and $75,000 in 2000 and 1999, respectively.

17. INCOME TAXES

    Realty has elected to be treated as a REIT under the Code. During the year ended December 31, 2000, Realty recorded a taxable loss and was not required to make any distributions to its shareholders to maintain REIT status. The financial statements for Realty reflect a tax provision and related balance sheet accounts recorded for TeleMatrix, which became a taxable, decontrolled REIT subsidiary on April 17, 2000. On February 4, 2000, the IRS released temporary and proposed regulations on the treatment of net built-in-gain of C-corporation assets that become assets of a REIT in a carryover basis transaction. The regulations generally require the C-corporation to recognize gain and be subject to corporate-level tax, as if it had sold all the assets transferred at fair market value. In lieu of this treatment, the regulations permit the REIT to elect to be subject to the rules of Section 1374 of the Code. These rules generally subject the REIT to corporate-level tax on built-in gains recognized from the sale of transferred assets within ten years. Realty has determined that the regulations are applicable to assets transferred from La Quinta and has elected to be subject to the rules of Section 1374 of the Code for built-in gains recognized within ten years of the La Quinta merger date.

    Section 382 of the Code restricts a corporation's ability to use its net operating loss ("NOL") carryforwards following certain "ownership changes." Operating determined that such an ownership change occurred and accordingly a portion of the NOL carryforwards available for use in any particular taxable year will be limited. To the extent that Operating does not utilize the full amount of the annual NOL limit, the unused amount may be used to offset taxable income in future years. NOL carryforwards expire 20 years after the year in which they arise (15 years for NOLs arising prior to 1998) and the last of Operating's NOL carryforwards will expire in 2020. A valuation allowance is provided for the full amount of the NOL's as the realization of the tax benefits from such NOLs is not assured.

    Operating recorded a deferred tax asset of $11,156,000 and a deferred tax liability of $5,485,000 (subsequently reduced to $644,500) as a result of the La Quinta Merger. A valuation allowance is provided for $11,156,000 of the deferred tax asset, as realization of such asset is not assured.

    Operating has provided a valuation allowance with respect to certain post-La Quinta Merger increases in deferred tax assets as realization of these amounts is not assured.

    The deferred income taxes for Realty as of December 31, 2000 and 1999 were comprised of the following components: $61,000 deferred tax asset related to the amortization of a non-compete agreement at December 31, 2000 and a $391,000 deferred tax liability related to depreciation at December 31, 1999.

    Components of deferred income taxes for Operating as of December 31, 2000 and 1999 are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax liabilities for continuing operations:
Amortization of assembled workforce and reservation
  system....................................................  $    645   $  2,821
Depreciation................................................     2,347      1,212
                                                              --------   --------
  Total deferred tax liabilities............................  $  2,992   $  4,033
                                                              --------   --------
Deferred tax assets for continuing operations:
Federal net operating loss carryovers.......................  $ 38,418   $ 18,542
State net operating loss carryovers.........................     3,851      2,111
Self-insurance deductible when paid.........................     8,774      8,623
Vacation pay deductible when paid...........................     1,490      1,417
Pension plan................................................       454        259
Restructuring accruals deductible when paid.................        --        185
Other.......................................................     1,535        961
                                                              --------   --------
  Total deferred tax assets.................................  $ 54,522   $ 32,098
                                                              --------   --------
Valuation allowance.........................................   (52,023)   (28,558)
                                                              --------   --------
  Net deferred tax liability................................  $   (493)  $   (493)
                                                              ========   ========

    A reconciliation of Realty's total income tax provision for the calendar year 2000, 1999 and 1998 to the statutory federal corporation income tax rate and applicable state tax rates is as follows:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Computed "expected" tax provision...........................  $   (128)    $    --     $    --
Initial deferred tax provision..............................       384          --          --
State tax provision, net of federal effect..................        20          --          --
Nondeductible amortization..................................       350          --          --
Other.......................................................         3          --          --
                                                              --------     -------     -------
Total income tax expense....................................  $    629     $    --     $    --
                                                              ========     =======     =======

    A reconciliation of Operating's total income tax benefit for calendar year 2000, 1999 and 1998 to the statutory federal corporation income tax rate of 35% and applicable state tax rates as follows:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Computed "expected" tax provision...........................  $(21,522)    $(5,124)    $(8,628)
State tax provision, net of federal effect..................    (1,874)       (623)       (887)
Premerger liabilities.......................................        --        (956)         --
Relocation costs............................................      (189)     (1,832)         --
Valuation allowance.........................................    23,465       8,098         873
Gain from discontinued operations...........................        --          --       2,581
Other.......................................................       120         437       1,261
                                                              --------     -------     -------
Total income tax benefit....................................  $     --     $    --     $(4,800)
                                                              ========     =======     =======

18. EARNINGS PER SHARE

    COMBINED CONSOLIDATED EARNINGS PER SHARE FOR THE COMPANIES IS COMPUTED AS
FOLLOWS:

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2000        1999        1998
                                                            ---------   ---------   ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE
                                                                        AMOUNTS)
(Loss) income from continuing operations..................  $(335,559)  $ 59,412    $ 141,080
Preferred stock dividends.................................    (18,000)   (16,283)      (8,444)
                                                            ---------   --------    ---------
(Loss) income available to Common Shareholders before
  discontinued operations and extraordinary item..........   (353,559)    43,129      132,636
Discontinued operations, net..............................         --     30,413     (294,227)
Gain on early extinguishments of debt.....................      1,403         --           --
                                                            ---------   --------    ---------
Net (loss) income available to Common Shareholders........  $(352,156)  $ 73,542    $(161,591)
                                                            =========   ========    =========

Average outstanding shares of Paired Common Stock.........    141,854    142,783      120,515
Dilutive effect of:
  Contingently issuable shares............................         --         91        4,757
  Stock options...........................................         --         33          236
                                                            ---------   --------    ---------
Average outstanding equivalent shares of Paired Common
  Stock...................................................    141,854    142,907      125,508
                                                            =========   ========    =========
EARNINGS PER SHARE
Assuming no dilution:
(Loss) income available to Common Shareholders before
  discontinued operations and extraordinary item..........  $   (2.49)  $   0.30    $    1.10
Discontinued operations, net..............................         --       0.22        (2.44)
Gain on early extinguishments of debt.....................       0.01         --           --
                                                            ---------   --------    ---------
Net (loss) income available to Common Shareholders........  $   (2.48)  $   0.52    $   (1.34)
                                                            =========   ========    =========
Assuming dilution:
(Loss) income available to Common Shareholders before
  discontinued operations and extraordinary item..........  $   (2.49)  $   0.30    $    1.06
Discontinued operations, net..............................         --       0.21        (2.35)
Gain on early extinguishments of debt.....................       0.01         --           --
                                                            ---------   --------    ---------
Net (loss) income available to Common Shareholders........  $   (2.48)  $   0.51    $   (1.29)
                                                            =========   ========    =========

    Options to purchase 7,498,000, 4,311,000 and 3,471,000 Paired Common Shares at prices ranging from $2.88 to $36.46 were outstanding during the years ended December 31, 2000, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were equal to or greater than the average market price of the common shares or because the inclusion would result in an antidilutive effect in periods where a loss was incurred. The options, which expire on dates ranging from October 2001 to September 2010, were still outstanding at December 31, 2000.

    In addition, options to purchase 618,000 Paired Common Shares (weighted average effect of 95,000 shares for the year ended December 31, 2000) at prices ranging from $1.81 to $2.81 were outstanding during fiscal year 2000 and were not included in the computation of EPS because their inclusion would result in an antidilutive per-share amount as the Companies reported a loss from continuing operations available to Common Shareholders for the year ended December 31, 2000.

    Convertible debentures outstanding for the years ended December 31, 2000, 1999 and 1998 of 5,118,000, 6,540,000 and 6,579,000 Paired Common Shares,
respectively and Convertible Preferred

Stock for the year ended December 31, 2000 and 1999 of 2,680,000 Paired Common Shares are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

MEDITRUST CORPORATION EARNINGS PER SHARE IS COMPUTED AS FOLLOWS:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
(Loss) income from continuing operations....................  $(274,068)  $ 89,914    $ 160,931
Preferred stock dividends...................................    (18,000)   (16,283)      (8,444)
                                                              ---------   --------    ---------
(Loss) income available to Common Shareholders before
  discontinued operations and extraordinary item............   (292,068)    73,631      152,487
Discontinued operations, net................................         --     40,216     (295,875)
Gain on early extinguishments of debt.......................      1,403         --           --
                                                              ---------   --------    ---------
Net (loss) income available to Common Shareholders..........  $(290,665)  $113,847    $(143,388)
                                                              =========   ========    =========
Average outstanding shares of Paired Common Stock...........    143,159    144,088      121,820
Dilutive effect of:
  Contingently issuable shares..............................         --         91        4,757
  Stock options.............................................         --         33          236
                                                              ---------   --------    ---------
Average outstanding equivalent shares of Paired Common
  Stock.....................................................    143,159    144,212      126,813
                                                              =========   ========    =========
EARNINGS PER SHARE
Assuming no dilution:
(Loss) income available to Common Shareholders before
  discontinued operations and extraordinary item............  $   (2.04)  $   0.51    $    1.25
Discontinued operations, net................................         --       0.28        (2.43)
Gain on early extinguishments of debt.......................       0.01         --           --
                                                              ---------   --------    ---------
Net (loss) income available to Common Shareholders..........  $   (2.03)  $   0.79    $   (1.18)
                                                              =========   ========    =========
Assuming dilution:
(Loss) income available to Common Shareholders before
  discontinued operations and extraordinary item............  $   (2.04)  $   0.51    $    1.20
Discontinued operations, net................................         --       0.28        (2.33)
Gain on early extinguishments of debt.......................       0.01         --           --
                                                              ---------   --------    ---------
Net (loss) income available to Common Shareholders..........  $   (2.03)  $   0.79    $   (1.13)
                                                              =========   ========    =========

    Options to purchase 4,802,000, 3,119,000 and 3,471,000 Paired Common Shares at prices ranging from $3.31 to $36.46 were outstanding during the years ended December 31, 2000, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Common Shares or because the inclusion would result in an antidilutive effect in periods where a loss was incurred. The options, which expire on dates ranging from October 2001 to September 2010, were still outstanding at December 31, 2000.

    Convertible debentures outstanding for the years ended December 31, 2000, 1999 and 1998 of 5,118,000, 6,540,000 and 6,579,000 Paired Common Shares,
respectively and Convertible Preferred Stock for the years ended December 31, 2000 and 1999 of 2,680,000 Paired Common Shares were not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

MEDITRUST OPERATING COMPANY EARNINGS PER SHARE IS COMPUTED AS FOLLOWS:

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000       1999        1998
                                                              --------   ---------   ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Loss from continuing operations.............................  $(61,491)  $(30,502)   $(19,851)
Discontinued operations.....................................        --     (9,803)      1,648
                                                              --------   --------    --------
Net loss available to Common Shareholders...................  $(61,491)  $(40,305)   $(18,203)
                                                              ========   ========    ========

Average outstanding shares of Paired Common Stock...........   141,854    142,783     120,515
Dilutive effect of:
  Contingently issuable shares..............................        --         --          --
  Stock options.............................................        --         --          --
                                                              --------   --------    --------
Average outstanding equivalent shares of Paired Common
  Stock.....................................................   141,854    142,783     120,515
                                                              ========   ========    ========
EARNINGS PER SHARE
Assuming no dilution:
Loss available to shareholders before discontinued
  Operations................................................  $  (0.43)  $  (0.21)   $  (0.16)
Discontinued operations.....................................        --      (0.07)       0.01
                                                              --------   --------    --------
Net loss available to Common Shareholders...................  $  (0.43)  $  (0.28)   $  (0.15)
                                                              ========   ========    ========
Assuming dilution:
Loss available to Common Shareholders before discontinued
  operations................................................  $  (0.43)  $  (0.21)   $  (0.16)
Discontinued operations.....................................        --      (0.07)       0.01
                                                              --------   --------    --------
Net loss available to Common Shareholders...................  $  (0.43)  $  (0.28)   $  (0.15)
                                                              ========   ========    ========

    Options to purchase 2,696,000, 1,192,000 and 18,000 Paired Common Shares at prices ranging from $2.88 to $16.06 were outstanding during the years ended December 31, 2000, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater then the average market price of the Common Shares or because the inclusion would result in an antidilutive effect in periods where a loss was incurred. The options outstanding at December 1998 expired in December 1999. The options which expire on dates ranging from December 2008 to September 2010 were still outstanding at December 31, 2000.

    In addition, options to purchase 618,000 Paired Common Shares (weighted average effect of 95,000 shares for the year ended December 31, 2000) at prices ranging from $1.81 to $2.81 were outstanding during fiscal year 2000 and were not included in the computation of EPS because their inclusion would result in an antidilutive per-share amount as the Companies reported a loss from continuing operations available to Common Shareholders for the year ended December 31, 2000.

    Convertible debentures outstanding for the years ended December 31, 2000, 1999 and 1998 of 5,118,000, 6,540,000 and 6,579,000 Paired Common Shares,
respectively and Convertible Preferred Stock for the years ended December 31, 2000 and 1999 of 2,680,000 Paired Common Shares were not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

    Operating holds Common Shares of Realty, which are unpaired pursuant to a stock option plan approved by the shareholders. The Common Shares held totaled 1,305,000 as of December 31, 2000. These shares affect the calculation of Realty's net income per Common Share but are eliminated in the calculation of net income per Paired Common Share for the Companies.

19. TRANSACTIONS BETWEEN REALTY AND OPERATING

    Operating leases hotel facilities from Realty and its subsidiaries. The Participating Hotel Facilities Lease arrangements between Operating and Realty include base and additional rent provisions and require Realty to assume costs attributable to property taxes and insurance. At December 31, 2000, Operating owed Realty $58,567,000 related to these hotel leases.

    Operating has entered into a royalty arrangement with Realty for the use of the La Quinta tradename at a rate of approximately 2.5% of gross revenues, as defined in the agreement. At December 31, 2000, Operating owed Realty $3,275,000 related to the royalty arrangement.

    Subsequent to the La Quinta Merger, Realty distributed certain assets, including two newly constructed lodging facilities, to Operating with an established value of $33,162,000. Realty and Operating accounted for this transaction as a property distribution and contribution, respectively.

    During 1999, Realty and Operating issued shares under the Plans. Amounts due from Realty and Operating in connection with Awards of shares under the Plans were shown as a reduction of shareholders' equity in the accompanying consolidated balance sheets of Realty and Operating as of December 31, 1999.

    In connection with certain acquisitions, Operating issued shares to Realty and recorded a receivable. Due to the affiliation of Realty and Operating, the receivable from Realty has been classified in Operating's shareholders' equity. Operating owns 1,305,000 shares of Realty as a result of acquisition activity.

    Operating delivered a note to Realty for $13,128,000 on November 5, 1997. The purpose of the note was to adjust the relative values of Meditrust and Meditrust Acquisition Company in order to ensure that the Santa Anita Merger qualified as a tax free reorganization. This transaction is eliminated in the combined consolidated financial statements. However, due to the affiliation of Realty and Operating, the note was classified in shareholders' equity in Realty and a note payable has been recorded in Operating. The note was originally scheduled to mature on November 1, 2009 and bore interest at 6.42%. Interest is payable quarterly in arrears. On December 31, 2000, Realty settled the note payable to Operating in full.

    Realty provided certain services to Operating, primarily related to general tax preparation and consulting, legal, accounting and certain aspects of human resources. In connection with the relocation of the Meditrust corporate headquarters to Irving, Texas (as further described in Note 12 to the combined consolidated financial statements), Operating will be responsible for providing these services for both companies going forward.

20. QUARTERLY FINANCIAL INFORMATION

    The following quarterly financial data summarizes the unaudited quarterly results for the Companies for the years ended December 31, 2000 and 1999.

                                                                     QUARTER ENDED 2000
                                                    ----------------------------------------------------
                                                    MARCH 31     JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                    ---------   ---------   -------------   ------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL
                                                                          AMOUNTS)
Revenue...........................................  $214,748    $219,452      $210,561        $178,077
Income (loss) from continuing operations..........    10,282     (83,478)     (217,804)        (44,559)
Extraordinary gain................................     1,394           9            --              --
Net income (loss).................................    11,676     (83,469)     (217,804)        (44,559)

Segment EBITDA: (a)
Lodging...........................................  $ 62,912    $ 63,419      $ 56,997        $ 38,694
Healthcare........................................    60,547      53,376        46,152          37,806
Other.............................................       673         555           570             627
                                                    --------    --------      --------        --------
Total EBITDA......................................  $124,132    $117,350      $103,719        $ 77,127

                                                                     QUARTER ENDED 2000
                                                    ----------------------------------------------------
                                                    MARCH 31     JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                    ---------   ---------   -------------   ------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL
                                                                          AMOUNTS)

Lodging Statistics:
Occupancy.........................................     61.1%       67.4%         66.5%           58.8%
Average Daily Rate................................  $  64.33    $  63.16      $  62.37        $  60.52
RevPAR (b)........................................  $  39.33    $  42.58      $  41.47        $  35.55

Earnings per share:
Basic earnings (loss) per Paired Common Share:
  Income (loss) from continuing operations........  $   0.04    $  (0.62)     $  (1.56)       $  (0.34)
  Extraordinary gain..............................      0.01          --            --              --
                                                    --------    --------      --------        --------
  Net income (loss)...............................  $   0.05    $  (0.62)     $  (1.56)       $  (0.34)
                                                    ========    ========      ========        ========
Diluted earnings (loss) per Paired Common Share:
  Income (loss) from continuing operations........  $   0.04    $  (0.62)     $  (1.56)       $  (0.34)
  Extraordinary gain..............................      0.01          --            --              --
                                                    --------    --------      --------        --------
  Net income (loss)...............................  $   0.05    $  (0.62)     $  (1.56)       $  (0.34)
                                                    ========    ========      ========        ========

                                                                       QUARTER ENDED 1999
                                                      ----------------------------------------------------
                                                      MARCH 31     JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                      ---------   ---------   -------------   ------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL
                                                                            AMOUNTS)
Revenue.............................................  $227,304    $239,714      $235,722        $209,241
Income (loss) from continuing operations............    14,875      47,643        46,659         (49,765)
Discontinued operations.............................     4,869          --        16,644           8,900
Net income (loss)...................................    19,744      47,643        63,303         (40,865)

Segment EBITDA (a)
Lodging.............................................  $ 70,891    $ 79,667      $ 74,136        $ 49,855
Healthcare..........................................    70,742      71,180        69,972          69,494
Other...............................................        --          --            --             963
                                                      --------    --------      --------        --------
Total EBITDA........................................  $141,633    $150,847      $144,108        $120,312

Lodging Statistics
Occupancy...........................................     67.1%       73.0%         69.4%           57.1%
Average Daily Rate..................................  $  61.73    $  60.45      $  61.34        $  60.57
RevPAR (b)..........................................  $  41.42    $  44.14      $  42.56        $  34.59

Earnings per share
Basic earnings (loss) per Paired Common Share:
  Income (loss) from continuing operations..........  $   0.07    $   0.31      $   0.30        $  (0.38)
  Discontinued operations...........................      0.04          --          0.12            0.06
                                                      --------    --------      --------        --------
  Net income (loss).................................  $   0.11    $   0.31      $   0.42        $  (0.32)
                                                      ========    ========      ========        ========
Diluted earnings (loss) per Paired Common Share:
  Income (loss) from continuing operations..........  $   0.07    $   0.31      $   0.30        $  (0.38)
  Discontinued operations...........................      0.04          --          0.12            0.06
                                                      --------    --------      --------        --------
  Net income (loss).................................  $   0.11    $   0.31      $   0.42        $  (0.32)
                                                      ========    ========      ========        ========

--------------------------

(a) EBITDA is defined as income from continuing operations plus interest, income taxes, depreciation and amortization; adjusted for loss or gain on sale of assets, impairment provisions, provisions for loss on equity securities and other expenses.

(b) RevPAR is the measurement of revenue per available room. It is equal to the average daily rate multiplied by the occupancy percentage.

21. SEGMENT REPORTING

DESCRIPTION OF THE TYPES OF PRODUCTS AND SERVICES FROM WHICH EACH REPORTABLE SEGMENT DERIVES ITS REVENUES

    The Companies have two reportable segments: lodging and healthcare. The lodging segment includes the ownership, development and operation of hotels in the mid-priced segment of the lodging industry under the brand name La Quinta, which is concentrated in the western and southern United States. La Quinta hotels appeal to guests who desire high-quality rooms, convenient locations and competitive prices, but who do not require banquet and convention facilities, in-house restaurants, cocktail lounges or room service. Competitive factors in the industry include reasonableness of room rates, quality of accommodations, service level and convenience of locations. The healthcare segment generally invests in healthcare related facilities throughout the United States by providing financing to healthcare operators. This financing takes the form of mortgages, development loans and sale/ leaseback transactions.

MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Companies evaluate performance based on contribution from each reportable segment. Contribution is defined by the Companies as income from operations before interest expense, depreciation, amortization, gains and losses on sales of assets, provisions for losses on disposal or impairment of assets, income or loss from unconsolidated entities, income taxes and nonrecurring income and expenses. The measurement of each of these segments is made on a combined basis with revenue from external customers and excludes lease income between Realty and Operating. The Companies account for Realty and Operating transactions at current market prices as if the transactions were to third-parties.

FACTORS MANAGEMENT USED TO IDENTIFY THE ENTERPRISE'S REPORTABLE SEGMENTS

    The Companies' reportable segments are strategic business segments operating in different industries and offering different products and services. They are managed separately because each business requires different skill sets and marketing strategies. As described in Note 5, the Golf and Horseracing segments have been reported as discontinued operations in the accompanying financial statements.

    The following table presents information used by management by reported segment. The Companies do not allocate interest expense, income taxes or unusual items to segments.

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Lodging:
Room revenue................................................  $ 561,697   $ 566,484   $ 241,868
Guest services and other....................................     33,270      35,561      16,555
Operating expenses..........................................   (311,624)   (281,424)   (119,584)
Rental property operating costs.............................    (28,293)    (27,239)     (8,439)
General and administrative expenses.........................    (33,028)    (18,833)     (7,512)
                                                              ---------   ---------   ---------
Lodging contribution........................................    222,022     274,549     122,888
                                                              ---------   ---------   ---------
Healthcare:
Rental income (a)...........................................    116,040   $ 165,431   $ 191,874
Interest income.............................................     95,253     138,223     153,093
Rental property operating costs.............................       (602)     (9,278)     (7,199)
General and administrative expenses.........................    (12,810)    (12,988)    (19,586)
                                                              ---------   ---------   ---------
Healthcare contribution.....................................    197,881     281,388     318,182
                                                              ---------   ---------   ---------
Other: (b)
Revenue.....................................................     16,578       4,532          --
Operating expenses..........................................    (10,006)     (2,564)         --
General and administrative expenses.........................     (4,147)     (1,005)         --
                                                              ---------   ---------   ---------
Other contribution..........................................      2,425         963          --
                                                              ---------   ---------   ---------
Combined contribution.......................................    422,328     556,900     441,070
                                                              ---------   ---------   ---------
Reconciliation to Combined Consolidated Financial
  Statements:
Interest expense............................................    186,951     244,973     178,458
Depreciation and amortization
  Lodging...................................................    125,172      99,628      44,772
  Healthcare................................................     24,343      36,097      42,456
  Other.....................................................        623         128          --
Amortization of goodwill....................................     22,755      21,470      13,265
Loss on sale of securities..................................         --          --       4,159
Loss (gain) on sale of assets...............................    130,536     (12,042)    (52,642)
Other income................................................         --      (1,750)    (35,987)
Income from unconsolidated joint venture....................         --          --        (906)
Provision for impairment on real estate assets..............    183,698      63,170      63,954
Provision for loss on equity securities.....................     50,279          --          --
Other expenses..............................................     32,901      45,814      47,261
                                                              ---------   ---------   ---------
                                                                757,258     497,488     304,790
                                                              ---------   ---------   ---------
(Loss) income from continuing operations before income
  taxes.....................................................   (334,930)     59,412     136,280
Income tax expense (benefit)................................        629          --      (4,800)
                                                              ---------   ---------   ---------
(Loss) income from continuing operations....................   (335,559)     59,412     141,080
  Income from discontinued operations.......................         --          --      10,721
  Gain (loss) on disposal of discontinued operations........         --      30,413     (67,913)
  Provision for loss on disposition of discontinued
    operations..............................................         --          --    (237,035)
                                                              ---------   ---------   ---------
(Loss) income before extraordinary item.....................   (335,559)     89,825    (153,147)
Extraordinary gain on early extinguishments of debt.........      1,403          --          --
                                                              ---------   ---------   ---------

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Net (loss) income...........................................   (334,156)     89,825    (153,147)
Preferred stock dividends...................................    (18,000)    (16,283)     (8,444)
                                                              ---------   ---------   ---------
Net (loss) income available to Paired Common shareholders...  $(352,156)  $  73,542   $(161,591)
                                                              =========   =========   =========

------------------------

(a) Revenue from segments below the quantitative thresholds is attributable to two operating segments of the Companies. Those segments include a property management business, which manages medical office buildings not owned by the healthcare segment and rents received from restaurant properties leased to third parties included in the lodging segment. None of those segments have ever met any of the quantitative thresholds for determining reportable segments.

(b) Other contribution includes TeleMatrix, a provider of telephone software and equipment for the lodging industry. TeleMatrix was acquired in October 1999. Operations of TeleMatrix are included in the lodging revenue and expense categories of the combined and consolidated statements since consummation of the acquisition.

    The following table reconciles revenue to the accompanying financial statements.

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Lodging:
Room revenue................................................  $561,697    $566,484    $241,868
Guest services and other....................................    33,270      35,561      16,555
Other(a)....................................................    16,578       4,532          --
                                                              --------    --------    --------
Total lodging revenue.......................................   611,545     606,577     258,423

Healthcare:
Rental income...............................................   116,040     165,431     191,874
Interest income.............................................    95,253     138,223     153,093
                                                              --------    --------    --------
Total healthcare revenue....................................   211,293     303,654     344,967
Other income................................................        --       1,750      35,987
                                                              --------    --------    --------
Total revenue...............................................  $822,838    $911,981    $639,377
                                                              ========    ========    ========

------------------------

(a) Represents revenue from TeleMatrix.

    The following table presents assets by reported segment and in the aggregate.

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Lodging gross real estate investments.......................  $2,669,577   $2,648,408
Lodging accumulated depreciation............................    (221,186)    (126,255)
                                                              ----------   ----------
  Lodging real estate investments, net......................   2,448,391    2,522,153

Healthcare gross real estate investments....................   1,233,915    2,427,604
Accumulated depreciation, valuation allowances and
  provisions................................................    (329,630)    (277,098)
                                                              ----------   ----------
  Healthcare real estate investments, net...................     904,285    2,150,506

      Net real estate.......................................   3,352,676    4,672,659
Other assets:
Cash and cash equivalents...................................      38,993        7,220
Fees, interest and other receivables........................      73,476       79,042
Goodwill, net...............................................     457,789      480,673
Other assets, net...........................................     170,213      228,163
                                                              ----------   ----------
Total assets................................................  $4,093,147   $5,467,757
                                                              ==========   ==========

22. CONCENTRATION OF RISK

    As of December 31, 2000, the healthcare portfolio comprised approximately 27.0% of the Companies' total real estate investments. Sun and Alterra currently operate approximately 13.7% of the total real estate investments, or 42.6% of the healthcare portfolio before the valuation allowance. A schedule of significant healthcare operators follows:

PORTFOLIO BY OPERATOR

                                   GROSS       NET BOOK       # OF        % OF                     # OF                    # OF
                                 INVESTMENT     VALUE      PROPERTIES   PORTFOLIO   MORTGAGES   PROPERTIES    LEASES      LEASES
                                 ----------   ----------   ----------   ---------   ---------   ----------   ---------   --------
                                                   (IN THOUSANDS, EXCEPT NUMBER OF PROPERTIES AND PERCENTAGES)
LODGING:
La Quinta Companies............  $2,669,577   $2,448,391      299
HEALTHCARE PORTFOLIO:
Sun Healthcare Group, Inc......     393,377      311,151       39           29%     $ 30,410         4       $280,741       35
Alterra........................     161,592      149,190       57           14%           --        --        149,190       57
Other Non-Public Operators.....     108,842      102,892       11            9%       81,160         9         21,732        2
Harborside.....................     103,307       92,372       18            9%       15,922         4         76,450       14
Balanced Care Corporation......      93,618       91,974       19            9%       36,695         7         55,279       12
Tenet Healthcare/Iasis.........      65,650       56,189        1            5%           --        --         56,189        1
CareMatrix Corporation.........      50,606       49,446        4            5%       35,606         3         13,840        1
Other Public Operators.........      49,164       42,794        7            4%        7,057         1         35,737        6
Integrated Health
  Services, Inc................      50,973       37,066       10            3%           --        --         37,066       10
Genesis Health
  Ventures, Inc................      35,625       33,552        8            3%       18,425         4         15,127        4
Assisted Living Concepts.......      31,487       28,400       16            3%           --        --         28,400       16
ARV Assisted Living, Inc.......      28,982       26,461        4            2%           --        --         26,461        4
Life Care Centers of
  America, Inc.................      26,212       26,212        2            2%       26,212         2             --       --
HealthSouth....................      24,724       24,724        2            2%       24,724         2             --       --
Paramount Real Estate
  Services.....................       9,756        9,024        1            1%           --        --          9,024        1
                                 ----------   ----------      ---          ---      --------        --       --------      ---
                                  1,233,915    1,081,447      199          100%      276,211        36        805,236      163
Valuation Allowance............          --     (177,162)      --                    (53,640)                (123,522)
                                 ----------   ----------      ---                   --------                 --------
                                  1,233,915      904,285      199                   $222,571                 $681,714
                                 ----------   ----------      ---                   ========                 ========
Total Real Estate Portfolio....  $3,903,492   $3,352,676      498
                                 ==========   ==========      ===

    Companies in the assisted living sector of the healthcare industry operate approximately 9.2% of the net book value of the Companies' total real estate investments (and approximately 28.5% of the healthcare portfolio before the valuation allowance), while companies in the long-term sector approximate 18.8% of the net book value of the Companies' total real estate investments (and approximately 58.3% of the healthcare portfolio before the valuation allowance).

    Realty monitors credit risk for its healthcare portfolio by evaluating a combination of publicly available financial information, information provided by the operators themselves and information otherwise available to Realty. The financial condition and ability of these healthcare operators to meet their rental and other obligations will, among other things, have an impact on Realty's revenues, net income (loss), funds available from operations, its ability to make distributions to its shareholders and meet debt obligations. The operations of the long-term care (skilled nursing) companies have been negatively impacted by changes in Medicare reimbursement rates (PPS), increases in labor costs, increases in their leverage and certain other factors. In addition, any failure by these operators to effectively conduct their operations could have a material adverse effect on their business reputation or on their ability to enlist and maintain patients in their facilities.

    Operators of assisted living facilities are experiencing longer fill-up periods and are being impacted by concerns regarding the potential of over-building, increased regulation and the use of certain accounting practices. Accordingly, many of these operators have announced decreased earnings or anticipated earnings shortfalls and have experienced a significant decline in their stock prices. These factors have had a detrimental impact on the liquidity of some assisted living operators, which has slowed their growth plans and may have a negative effect on their operating cash flows.

OPERATORS IN BANKRUPTCY

    As of December 31, 2000, the Companies have exposure to five operators who have filed for protection under Chapter 11: Sun Healthcare Group, Inc. ("Sun"), Mariner Health Group ("Mariner"), Integrated Health Services, Inc. ("Integrated"), Genesis Health Ventures, Inc. ("Genesis") and CareMatrix Corporation ("CareMatrix"). The following table describes the number of facilities, net assets before valuation allowance by lease/mortgage and the lease/mortgage income by each of the five operators that have filed for Chapter 11:

                                                                                                         YEAR ENDED
                                                                                                      DECEMBER 31, 2000
                                                         LEASES                   MORTGAGES          -------------------
                                      TOTAL      -----------------------   -----------------------    RENTAL    INTEREST
OPERATOR               DATE FILED   FACILITIES   FACILITIES   NET ASSETS   FACILITIES   NET ASSETS    INCOME     INCOME
--------               ----------   ----------   ----------   ----------   ----------   ----------   --------   --------
                                                (IN THOUSANDS, EXCEPT FOR NUMBER OF FACILITIES)
Sun(5)...............   10/14/99        39           35        $285,130         4        $30,410     $46,650     $   --(1)
Mariner..............    1/18/00         2            1           6,789         1          7,057         977         --(2)
Integrated...........     2/2/00        10           10          37,066        --             --       6,288        N/A
Genesis..............    6/26/00         8            4          15,127         4         18,425       1,653      1,019(3)
CareMatrix...........    11/9/00         4            1          13,840         3         35,606       1,648      1,691(4)
                                        --           --        --------        --        -------     -------     ------
Totals...............                   63           51        $357,952        12        $91,498     $57,216     $2,710
                                        ==           ==        ========        ==        =======     =======     ======

--------------------------

(1) No interest payments related to the Sun mortgages have been received since October 14, 1999 and, accordingly, these mortgages were placed on non-accrual status.

(2) No interest payments related to the Mariner mortgage were received and, accordingly, this mortgage was placed on non-accrual status.

(3) Mortgages related to Genesis have been placed on non-accrual status and interest income is recorded as payments are received.

(4) Mortgages related to CareMatrix have been placed on non-accrual status and interest income is recorded as payments are received.

(5) Net lease assets operated by Sun include straight-line rent receivables of $4,389,000.

    The Companies continue to monitor its operators that have filed for Chapter 11. To date, the Companies have not come to definitive agreement with any of these operators. In the event any of its leases are successfully rejected through the course of the bankruptcy proceedings, the Companies intend to transition the operations of these facilities to other operators.

    Management has initiated various actions to protect the Companies' interests under its leases and mortgages including the draw down and renegotiations of certain escrow accounts and agreements. While the earnings capacity of certain facilities has been reduced and the reductions may extend to future periods, management believes that it has recorded appropriate accounting impairment provisions based on its assessment of current circumstances. However, upon changes in circumstances, including but not limited to, possible foreclosure or lease termination, there can be no assurance that the Companies' investments in healthcare facilities would not be written down below current carrying value based upon estimates of fair value at such time.

23. SUBSEQUENT EVENTS

    On January 2, 2001, Realty paid dividends on the 9% Series A Cumulative Redeemable Preferred Stock of $3,938,000 to shareholders of record as of December 15, 2000.

    On January 22, 2001, the Companies sold 26,606,000 shares of Nursing Home Properties Plc ("NHP Plc") (See Note 7), for net proceeds of $7,737,000 and recognized an additional loss on the sale of securities of $22,000 (cumulative loss of $49,467,000, including $49,445,000 charged to earnings during the year ended December 31, 2000).

    On January 26, 2001, the Companies settled benefit obligations of $198,000 related to the Supplemental Executive Retirement Plan.

    On March 1, 2001 the Companies borrowed approximately $95,000,000 under the line of credit and used the proceeds to pay off $90,000,000 due on March 1, 2001 (including $83,000,000 of its 7.5% convertible debentures) and related interest due on March 1, 2001.

    On April 3, 2001, Meditrust announced the transfer of its beneficial ownership interest in the majority of its long term care skilled nursing facilities. The Companies received gross proceeds of $441 million consisting of $406 million in cash and $35 million in subordinated indebtedness due
April 2006. The Companies expect to record an additional valuation allowance of approximately $5 million in the first quarter of 2001 in connection with the closing of the transaction and have previously recorded valuation allowances of $75 million related to these assets.

    Net proceeds from the transaction have been applied towards debt reduction. As a result, as of April 3, 2001, bank notes payable have been reduced to $86 million from $487 million as of March 1, 2001, total debt maturing in 2001 has been reduced to $223 million from $628 million at December 31, 2000, and total indebtedness has been reduced to $1.2 billion from $1.6 billion at December 31, 2000. The Companies anticipate meeting remaining 2001 debt maturities by refinancing existing debt, as well as through additional asset sales and cash flow generated from operating activities.

    The Companies transferred beneficial ownership interest in certain healthcare properties and mortgages with a net book value of $436 million relating to 78 long term care facilities and one medical office building operated by Genesis Health Ventures, Inc., Harborside Healthcare Corporation, HealthSouth Corporation, Integrated Health Services, Inc., Mariner Health
Group, Inc., Sun Healthcare Group, Inc and one non-public operator. After giving affect for the transaction, Meditrust's remaining healthcare portfolio has a net book value of $468 million at December 31, 2000 consisting of $317 million of leased assets and $151 million of mortgages. The remaining 120 healthcare properties contributed revenues of approximately $62.0 million to total healthcare segment revenues of $211.3 million for the year ended December 31, 2000.

    The Companies intend to file a joint current report on Form 8-K which will provide additional information about the transaction and the Companies' remaining healthcare assets.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Boards of Directors of Meditrust Corporation and Meditrust Operating Company:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows and the combined consolidated balance sheets and the related combined consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Meditrust Corporation and Meditrust Operating Company and subsidiaries (collectively the "Companies") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Companies' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
February 2, 2001, except with respect to the matters discussed in Note 23, as to which the date is April 3, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Shareholders and Boards of Directors of Meditrust Corporation and Meditrust Operating Company:

    Our audits of the consolidated financial statements referred to in our report dated February 2, 2001, except with respect to the matters discussed in
Note 23, as to which the date is April 3, 2001, appearing in this Joint Annual Report on Form 10-K of Meditrust Corporation and Meditrust Operating Company also included an audit of the financial statement schedules listed in
Item 14(a) (2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
February 2, 2001

                             MEDITRUST CORPORATION
                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

    Valuation allowance included in fees, interest and other receivables and other assets for the year ended December 31:

                                         ADDITIONS
                                        CHARGED AS      ADDITIONS &
                                          REVENUE       ADJUSTMENTS
                         BALANCE AT    REDUCTIONS OR      CHARGED                             BALANCE AT
                        BEGINNING OF     COSTS AND     TO/FROM OTHER                            END OF
YEAR                       PERIOD        EXPENSES        ACCOUNTS           DEDUCTIONS          PERIOD
----                    ------------   -------------   -------------       ------------       ----------
1998..................   $8,991,539     $15,731,584     $(2,955,000)(A)    $(19,827,192)(B)   $1,940,931
1999..................    1,940,931       6,708,490              --                  --        8,649,421
2000..................    8,649,421      24,135,251              --                  --       32,784,672

------------------------

(A) Reclassified to loan valuation allowance.

(B) Includes $21,936,412 related to receivables and working capital loans charged off net of $2,109,220 of valuation allowance balances acquired in the La Quinta Merger.

    There was no valuation allowance included in accrued expenses or other liabilities for the years ended December 31, 2000, 1999 and 1998.

                            THE MEDITRUST COMPANIES

                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 2000

                                                                   COSTS
                                               BUILDING &       CAPITALIZED         TOTAL
                                   ENCUM-     IMPROVEMENTS     SUBSEQUENT TO      BUILDING &
                                  BRANCES    AT ACQUISITION     ACQUISITIONS     IMPROVEMENTS       LAND(1)       TOTAL(4)
                                  --------   ---------------   --------------   --------------   -------------   ----------
Hotels, each less than 5% of
  total.........................  $    --    $     2,124,789      $166,638        $2,291,427     $     378,150   $2,669,577
Healthcare, each less than 5% of
  total.........................   18,822            886,676            --           886,676            71,028      957,704
                                  -------    ---------------      --------        ----------     -------------   ----------
  Total.........................  $18,822    $     3,011,465      $166,638        $3,178,103     $     449,178   $3,627,281(6)
                                  =======    ===============      ========        ==========     =============   ==========


                                   ACCUMULATED      CONST.      DATE
                                  DEPREC.(3)(4)      DATE     ACQUIRED
                                  --------------   --------   ---------
Hotels, each less than 5% of
  total.........................     $221,186      Various     Various
Healthcare, each less than 5% of
  total.........................      152,468      Various     Various
                                     --------

  Total.........................     $373,654
                                     ========

----------------------------------

(1) Gross amount at which land is carried at close of period also represents initial cost to Realty.

(2) Cost for federal income tax purposes.

(3) Depreciation is calculated using a 40-year life.

                            THE MEDITRUST COMPANIES
                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000

(4) Real estate and accumulated depreciation reconciliation's for the three years ended December 31, 2000 are as follows:

                                                                            ACCUMULATED
                                                                            DEPRECIATION
                                                                                AND
                                                                             VALUATION
                                                              REAL ESTATE    ALLOWANCE
                                                              -----------   ------------
                                                                    (IN THOUSANDS)
Balance at close of year--December 31, 1997.................  $1,627,779      $124,832
Additions during the period:
  Acquisitions..............................................     636,989            --
  Value of real estate acquired in mergers..................   2,751,339            --
  Provision for depreciation................................          --        86,395
  Other.....................................................          --         6,344
Deductions:
  Sale of real estate.......................................    (518,190)      (33,161)
  Income from joint venture net of dividends received.......        (544)           --
  Other.....................................................      (9,158)           --
                                                              ----------      --------
Balance at close of year--December 31, 1998(7)..............   4,488,215       184,410
                                                              ----------      --------
Additions during the period:
  Acquisitions..............................................     129,492            --
  Provision for depreciation................................          --       125,714
Deductions:
  Sale of real estate.......................................    (614,232)      (20,724)
  Other.....................................................     (19,798)       (2,057)
                                                              ----------      --------
Balance at close of year--December 31, 1999.................   3,983,677       287,343
Additions during the period:
  Acquisitions..............................................      40,292            --
  Provision for depreciation................................          --       116,962
Deductions:
  Sale of real estate.......................................    (398,471)      (36,754)
  Other.....................................................       1,783         6,103
                                                              ----------      --------
Balance at close of year--December 31, 2000.................   3,627,281       373,654
  Provision for impairment, 1998............................          --        47,918
  Provision for impairment, 1999............................          --        48,344
  Provision for impairment, 2000............................          --       100,065
  Provision for impairment on assets sold...................          --       (72,805)
                                                              ----------      --------
Balance per financial statements............................  $3,627,281      $497,176
                                                              ==========      ========

------------------------

(5) Includes real estate investments written down due to impairment.

(6) Includes real estate assets held for sale that were written down to fair value less costs to sell.

(7) Includes real estate of $370,957,000 and accumulated depreciation of $4,172,000 included in net assets of discontinued operations.

                            THE MEDITRUST COMPANIES
                                  SCHEDULE IV

                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 2000

                                     INTEREST    FINAL MATURITY
DESCRIPTION (A)                        RATE           DATE                            PERIODIC PAYMENT TERMS
---------------                      --------   -----------------   -----------------------------------------------------------

INDIVIDUAL MORTGAGES IN EXCESS OF
  3% OF THE TOTAL CARRYING AMOUNT:
7 Long-term care facilities located  10.70%     August 31, 2006     Monthly payments of principal and interest of $347, balloon
  in Missouri                                                         payment of $34,824 due at maturity

5 Alcohol and substance abuse         11.0%      September 30,      Monthly payments of principal and interest of $326, balloon
  treatment facilities located in                     2006            payment of $27,988 due at maturity
  Florida, New York and Oklahoma

13 Long-term care facilities          From      From June 2001      Monthly payments of principal and interest of $1,103,
  located in Arizona, Colorado,       9.4% to   to November 2005      balloon payment of $95,926 due at maturity
  Florida, Indiana, Kansas and Utah   13.0%

2 Medical Office buildings located    From      From August 2005    Monthly payments of interest only, balloon payment of
  in Tennessee and Massachusetts      7.6% to   to August 2008        $18,441 due at maturity
                                      10.0%

1 Assisted Living Facility located    9.10%     November 8, 2005    Monthly payments of principal and interest of $215, balloon
  in Florida                                                          payment of $24,491 due at maturity

Land under development, 1 loan,      10.00%      March 4, 2004      Monthly payments of interest only, balloon payment of
  located in Florida                                                  $10,085 due at maturity

MORTGAGES INDIVIDUALLY LESS THAN 3%
  OF TOTAL CARRYING AMOUNT:

Long-term care facilities, 5          From      From June 2004      (d)
  mortgages, face amounts ranging     10.25%    to January 2008
  from $900 to $8,664, located in       to
  Connecticut, Massachusetts,         11.5%
  New York and Pennsylvania

Medical office buildings, 1           8.83%      August 1, 2008     (d)
  mortgage, face amount of $7,771,
  located in Tennessee

Assisted living facilities, 2         9.85%     September 2005      (d)
  mortgages, face amounts of $4,728             and March 2008
  and $5,592, located in Michigan

2 Notes secured by real estate in     9.95%     September 2002      (d)
  California                           and            and
                                      10.5%      November 2002

                                        FACE          CARRYING
                                      AMOUNT OF      AMOUNT OF
DESCRIPTION (A)                       MORTGAGES    MORTGAGES (C)
---------------                      -----------   --------------
                                            (IN THOUSANDS)
INDIVIDUAL MORTGAGES IN EXCESS OF
  3% OF THE TOTAL CARRYING AMOUNT:
7 Long-term care facilities located  $    41,385      $ 36,695
  in Missouri
5 Alcohol and substance abuse             33,300        31,582
  treatment facilities located in
  Florida, New York and Oklahoma
13 Long-term care facilities             138,034       106,547
  located in Arizona, Colorado,
  Florida, Indiana, Kansas and Utah
2 Medical Office buildings located        18,441        18,441
  in Tennessee and Massachusetts

1 Assisted Living Facility located        26,450        25,867
  in Florida
Land under development, 1 loan,           10,085        10,085
  located in Florida
MORTGAGES INDIVIDUALLY LESS THAN 3%
  OF TOTAL CARRYING AMOUNT:
Long-term care facilities, 5                            25,707
  mortgages, face amounts ranging
  from $900 to $8,664, located in
  Connecticut, Massachusetts,
  New York and Pennsylvania
Medical office buildings, 1                              7,771
  mortgage, face amount of $7,771,
  located in Tennessee
Assisted living facilities, 2                            9,948
  mortgages, face amounts of $4,728
  and $5,592, located in Michigan
2 Notes secured by real estate in                        3,568
  California

                                                      --------
                                                      $276,211(b)
                                                      ========

----------------------------------

(a) Virtually all mortgage loans on real estate are first mortgage loans.

(b) The aggregate cost for federal income tax purposes.

(c) As of December 31, 2000, nine mortgages are delinquent with principal and interest payments, as the operator has filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Accordingly, interest income on these mortgages has been reserved.

(d) Monthly payments of principal and interest normally payable at a level amount, with a balloon payment at maturity.

                            THE MEDITRUST COMPANIES
                                  SCHEDULE IV

                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 2000

    Reconciliation of carrying amount of mortgage loans for the three years ended December 31, 2000 is as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Balance at December 31, 1997................................    $1,432,825
  Additions during period:
    New mortgage loans......................................        76,260
    Construction loan advances..............................       146,264
  Deductions during period:
    Collection of principal.................................        (9,125)
    Non-cash deduction......................................       (31,483)
    Prepayment of mortgage loans............................      (398,116)
                                                                ----------
Balance at December 31, 1998................................     1,216,625
  Additions during period:
    Construction loan advances..............................        33,321
    Non-cash increase.......................................           431
  Deductions during period:
    Collection of principal.................................       (15,646)
    Prepayment of mortgages.................................      (120,973)
    Mortgages sold..........................................       (21,423)
                                                                ----------
Balance at December 31, 1999................................     1,092,335
  Additions during period:
    Construction loan advances..............................           161
    Non-cash increase.......................................           147
  Deductions during period:
    Collection of principal.................................        (8,381)
    Prepayment of mortgages.................................      (157,369)
    Mortgages sold..........................................      (650,682)
                                                                ----------
Balance at December 31, 2000................................    $  276,211
Allowance for loan losses...................................       (53,640)
                                                                ----------
Balance per financial statements............................    $  222,571
                                                                ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated by reference to Item 4a above and the table and the information appearing in the first subsection of the section entitled "Election of Directors of The Meditrust Companies" and the section entitled "The Companies--Executive Officers and Directors" contained in the Companies' Joint Proxy Statement for their Annual Meetings of Shareholders ("Annual Meetings Proxy Statement"), to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended ("Regulation 14A"). There are no family relationships among any of the Directors or executive officers of the Companies.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (A)

1.  Financial Statements

2.  Financial Statement Schedules

                                                              PAGE(S)
                                                              --------
Report of Independent Accountants on Financial Statement
  Schedules.................................................    136
II. Valuation and Qualifying Accounts.......................    137
III. Real Estate and Accumulated Depreciation...............    138
IV. Mortgage Loans on Real Estate...........................    140

    All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions, are inapplicable or have been disclosed in the notes to consolidated financial statements and, therefore, have been omitted.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                                       MEDITRUST CORPORATION

                                                       By:
                                                            ----------------------------------------
                                                                          David L. Rea
                                                              Chief Financial Officer and Treasurer
                                                                    (and Principal Financial
                                                                     and Accounting Officer)
Dated: March 30, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               NAME                                 TITLE                         DATE
-----------------------------------  -----------------------------------  ---------------------
----------------------------------   Chairman of the Board of Directors
           Clive D. Bode                                                     March 30, 2001

----------------------------------   Director
         William C. Baker                                                    March 30, 2001

----------------------------------   Director
         William G. Byrnes                                                   March 30, 2001

----------------------------------   Director
          Francis W. Cash                                                    March 30, 2001

----------------------------------   Director
           James P. Conn                                                     March 30, 2001

----------------------------------   Director
       John C. Cushman, III                                                  March 30, 2001

----------------------------------   Director
        Stephen E. Merrill                                                   March 30, 2001

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                                       MEDITRUST OPERATING COMPANY

                                                       By:
                                                            ----------------------------------------
                                                                          David L. Rea
                                                              Chief Financial Officer and Treasurer
                                                                    (and Principal Financial
                                                                     and Accounting Officer)

Dated: March 30, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               NAME                                 TITLE                         DATE
               ----                                 -----                         ----
----------------------------------   Chairman of the Board of Directors
           Clive D. Bode                                                     March 30, 2001

----------------------------------   Director
         William C. Baker                                                    March 30, 2001

----------------------------------   Director
         William G. Byrnes                                                   March 30, 2001

----------------------------------   Director
          Francis W. Cash                                                    March 30, 2001

----------------------------------   Director
           James P. Conn                                                     March 30, 2001

----------------------------------   Director
       John C. Cushman, III                                                  March 30, 2001

----------------------------------   Director
        Stephen E. Merrill                                                   March 30, 2001

                                 EXHIBITS INDEX

EXHIBIT NO.                              TITLE                                METHOD OF FILING
-----------             ----------------------------------------  ----------------------------------------
          3.1           Amended and Restated Certificate of       Incorporated by reference to
                        Incorporation of Meditrust Corporation    Exhibit 3.1 to the Joint Annual Report
                        filed with the Secretary of State of      on Form 10-K for the fiscal year ended
                        Delaware on June 21, 1999                 December 31, 1999

          3.2           Amended and Restated Certificate of       Incorporated by reference to
                        Incorporation of Meditrust Operating      Exhibit 3.2 to the Joint Annual Report
                        Company filed with the Secretary of       on Form 10-K for the fiscal year ended
                        State of Delaware on June 21, 1999        December 31, 1999

          3.3           Amended and Restated By-laws of           Incorporated by reference to
                        Meditrust Corporation                     Exhibit 3.5 to the Joint Registration
                                                                  Statement on Form S-4 of Meditrust
                                                                  Corporation and Meditrust Operating
                                                                  Company (File Nos. 333-47737 and
                                                                  333-47737-01)

          3.4           Amended and Restated By-laws of           Incorporated by reference to
                        Meditrust Operating Company               Exhibit 3.6 to the Joint Registration
                                                                  Statement on Form S-4 of Meditrust
                                                                  Corporation and Meditrust Operating
                                                                  Company (File Nos. 333-47737 and
                                                                  333-47737-01)

          4.1           Meditrust Corporation Amended and         Incorporated by reference to
                        Restated 1995 Share Award Plan            Exhibit 4.1 to Joint Registration
                                                                  Statement on Form S-8 of Meditrust
                                                                  Corporation and Meditrust Operating
                                                                  Company (File Nos. 333-39771 and
                                                                  333-39771-01)

          4.2           Meditrust Operating Company Amended and   Incorporated by reference to
                        Restated 1995 Share Award Plan            Exhibit 4.2 to Joint Registration
                                                                  Statement on Form S-8 of Meditrust
                                                                  Corporation and Meditrust Operating
                                                                  Company (File Nos. 333-39771 and
                                                                  333-39771-01)

          4.3           Form of Fiscal Agency Agreement dated     Incorporated by reference to
                        November 15, 1993 between Meditrust and   Exhibit 4.7 to Form 10-K of Meditrust
                        Fleet National Bank, as fiscal agent      for the fiscal year ended December 31,
                                                                  1993

          4.4           Form of Indenture dated April 23, 1992    Incorporated by reference to Exhibit 4
                        between Meditrust and Fleet National      to the Registration Statement on
                        Bank, as Trustee                          Form S-3 of Meditrust (File
                                                                  No. 33-45979)

          4.5           Form of 9% Convertible Debenture due      Incorporated by reference to
                        2002                                      Exhibit 4.1 to the Registration
                                                                  Statement on Form S-3 of Meditrust (File
                                                                  No. 33-45979)

          4.6           Form of Indenture, dated March 9, 1994    Incorporated by reference to Exhibit 4
                        between Meditrust and Shawmut Bank, as    to the Registration Statement on
                        Trustee                                   Form S-3 of Meditrust (File
                                                                  No. 33-50835)

          4.7           Form of 7 1/2% Convertible Debenture due  Incorporated by reference to Exhibit 4
                        2001                                      to the Registration Statement on
                                                                  Form S-3 of Meditrust (File
                                                                  No. 33-50835)

EXHIBIT NO.                              TITLE                                METHOD OF FILING
-----------             ----------------------------------------  ----------------------------------------
          4.8           Form of First Supplemental Indenture      Incorporated by reference to
                        dated as of July 26, 1995, to Indenture   Exhibit 4.1 to the Current Report on
                        dated as of July 26, 1995 between         Form 8-K of Meditrust dated July 13,
                        Meditrust and Fleet National Bank         1995

          4.9           Form of 8.56% Convertible Senior Note     Incorporated by reference to
                        due July 1, 2002                          Exhibit 4.1 to the Current Report on
                                                                  Form 8-K of Meditrust dated July 27,
                                                                  1995

         4.10           Form of Second Supplemental Indenture     Incorporated by reference to
                        dated as of July 28, 1995, to Indenture   Exhibit 4.1 to the Current Report on
                        dated as of July 26, 1995 between         Form 8-K of Meditrust dated July 27,
                        Meditrust and Fleet National Bank, as     1995
                        Trustee

         4.11           Form of Fixed Rate Senior Medium-term     Incorporated by reference to
                        Note                                      Exhibit 4.3 to the Current Report on
                                                                  Form 8-K of Meditrust dated August 8,
                                                                  1995

         4.12           Form of Floating Rate Medium-term Note    Incorporated by reference to
                                                                  Exhibit 4.4 to the Current Report on
                                                                  Form 8-K of Meditrust dated August 8,
                                                                  1995

         4.13           Form of Third Supplemental Indenture      Incorporated by reference to
                        dated as of August 10, 1995, to           Exhibit 4.2 to the Current Report on
                        Indenture dated as of July 26, 1995       Form 8-K of Meditrust dated August 8,
                        between Meditrust and Fleet National      1995
                        Bank

         4.14           Form of 7.60% Note due July 15, 2001      Incorporated by reference to
                                                                  Exhibit 4.1 to the Current Report on
                                                                  Form 8-K of Meditrust dated July 13,
                                                                  1995

         4.15           Form of Fourth Supplemental Indenture     Incorporated by reference to
                        dated as of September 10, 1996, to        Exhibit 4.1 to the Current Report on
                        Indenture dated as of July 26, 1995       Form 8-K of Meditrust dated
                        between Meditrust and Fleet National      September 6, 1996
                        Bank

         4.16           Form of 7.82% Note due September 10,      Incorporated by reference to
                        2026                                      Exhibit 4.1 to the Current Report on
                                                                  Form 8-K of Meditrust dated
                                                                  September 6, 1996

         4.17           Form of Fifth Supplemental Indenture      Incorporated by reference to
                        dated as of August 12, 1997, to           Exhibit 4.25 to Joint Annual Report on
                        Indenture dated as of July 26, 1995       Form 10-K of The Meditrust Companies for
                        between Meditrust and Fleet National      the fiscal year ended December 31, 1998
                        Bank (State Street Bank and Trust
                        Company, as Successor Trustee)

         4.18           Form of Remarketed Reset Note due         Incorporated by reference to
                        August 15, 2002                           Exhibit 4.26 to Joint Annual Report on
                                                                  Form 10-K of The Meditrust Companies for
                                                                  the fiscal year ended December 31, 1998

EXHIBIT NO.                              TITLE                                METHOD OF FILING
-----------             ----------------------------------------  ----------------------------------------
         4.19           Form of Sixth Supplemental Indenture      Incorporated by reference to
                        dated as of August 12, 1997, to           Exhibit 4.27 to Joint Annual Report on
                        Indenture dated as of July 26, 1995       Form 10-K of The Meditrust Companies for
                        between Meditrust and State Street Bank   the fiscal year ended December 31, 1998
                        and Trust Company

         4.20           Form of 7% Notes due August 15, 2007      Incorporated by reference to
                                                                  Exhibit 4.28 to Joint Annual Report on
                                                                  Form 10-K of The Meditrust Companies for
                                                                  the fiscal year ended December 31, 1998

         4.21           Form of Seventh Supplemental Indenture    Incorporated by reference to
                        dated August 12, 1997, to Indenture       Exhibit 4.29 to Joint Annual Report on
                        dated as of July 26, 1995 between         Form 10-K of The Meditrust Companies for
                        Meditrust and State Street Bank and       the fiscal year ended December 31, 1998
                        Trust Company

         4.22           Form of 7.114% Note due August 15, 2011   Incorporated by reference to
                                                                  Exhibit 4.30 to Joint Annual Report on
                                                                  Form 10-K of The Meditrust Companies for
                                                                  the fiscal year ended December 31, 1998

         4.23           Form of Deposit Agreement, among          Incorporated by reference to
                        Meditrust Corporation and State Street    Exhibit 4.3 to Joint Current Report on
                        Bank and Trust Company and all holders    Form 8-K of Meditrust Corporation and
                        from time to time of Receipts for         Meditrust Operating Company, event date
                        Depositary Shares, including form of      June 16, 1998
                        Depositary Receipts

         10.1           Credit Agreement dated as of July 17,     Incorporated by reference to Joint
                        1998 among Meditrust Corporation, Morgan  Quarterly Report on Form 10-Q for the
                        Guaranty Trust Company of New York and    Quarter ended June 30, 1998
                        the other Banks set forth therein

         10.2           Amended and Restated Lease Agreement      Incorporated by reference to
                        between Mediplex of Queens, Inc. and      Exhibit 2.2 to the Current Report on
                        QPH, Inc. dated December 30, 1986         Form 8-K of Meditrust dated January 13,
                                                                  1987

         10.3           Registration Rights Agreement, dated as   Incorporated by reference to
                        of January 3, 1998 by and among           Exhibit 10.3 to Joint Current Report on
                        Meditrust Corporation, Meditrust          Form 8-K of Meditrust Corporation and
                        Operating Company and certain other       Meditrust Operating Company, event date
                        parties signatory thereto                 January 8, 1998

         10.4           Shareholders Agreement, dated as of       Incorporated by reference to
                        January 3, 1998, by and among Meditrust   Exhibit 10.2 to Joint Current Report of
                        Corporation, Meditrust Operating          Form 8-K of Meditrust Corporation and
                        Company, certain shareholders of La       Meditrust Operating Company, event date
                        Quinta Inns, Inc., and solely for         January 8, 1998
                        purposes of Section 3.6 of such
                        Agreement, La Quinta Inns, Inc.

EXHIBIT NO.                              TITLE                                METHOD OF FILING
-----------             ----------------------------------------  ----------------------------------------
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

         10.6           Amendment to Credit Agreement dated as    Incorporated by reference to
                        of November 23, 1998 among Meditrust      Exhibit 10.16 to Joint Annual Report on
                        Corporation, Morgan Guaranty Trust        Form 10-K of The Meditrust Companies for
                        Company of New York and the other Banks   the fiscal year ended December 31, 1998
                        set forth therein

         10.7           Second Amendment to Credit Agreement      Incorporated by reference to
                        dated as of March 10, 1999 by and among   Exhibit 99.1 to Joint Quarterly Report
                        Meditrust Corporation, Morgan Guaranty    on Form 10-Q for the Quarter ended
                        Trust Company of New York and the other   March 31, 1999
                        Banks set forth therein

         10.8           Employment Agreement dated as of          Incorporated by reference to
                        January 1, 1999 by and between Meditrust  Exhibit 10.1 to Joint Quarterly Report
                        Corporation and David F. Benson           on Form 10-Q for the Quarter ended
                                                                  March 31, 1999

         10.9           Employment Agreement dated as of          Incorporated by reference to
                        January 1, 1999 by and between Meditrust  Exhibit 10.2 to Joint Quarterly Report
                        Corporation and Michael S. Benjamin       on Form 10-Q for the Quarter ended
                                                                  March 31, 1999

        10.10           Employment Agreement dated as of          Incorporated by reference to
                        January 1, 1999 by and between Meditrust  Exhibit 10.3 to Joint Quarterly Report
                        Corporation and Michael F. Bushee         on Form 10-Q for the Quarter ended
                                                                  March 31, 1999

        10.11           Employment Agreement dated as of          Incorporated by reference to
                        January 1, 1999 by and between Meditrust  Exhibit 10.4 to Joint Quarterly Report
                        Corporation and Laurie T. Gerber          on Form 10-Q for the Quarter ended
                                                                  March 31, 1999

        10.12           Separation Agreement dated as of          Incorporated by reference to
                        May 10, 1999 by and among Meditrust       Exhibit 99.2 to Joint Current Report on
                        Corporation, Meditrust Operating          Form 8-K of Meditrust Corporation and
                        Company, Abraham D. Gosman and other      Meditrust Operating Company, event dated
                        parties thereto                           May 10, 1999

        10.13           Termination and Severance Agreement       Incorporated by reference to
                        dated as of January 28, 2000 by and       Exhibit 99.2 to Joint Current Report on
                        among Meditrust Corporation, Meditrust    Form 8-K of Meditrust Corporation and
                        Operating Company, David F. Benson and    Meditrust Operating Company, event dated
                        other parties thereto                     January 28, 2000

        10.14           Employment Agreement dated as of          Incorporated by reference to
                        March 22, 2000,                           Exhibit 10.2 to the Joint Quarterly
                        by and between Meditrust Corporation and  Report on Form 10-Q for the quarter
                        Francis W. Cash                           ended March 31, 2000

        10.15           Employment Agreement dated as of          Incorporated by reference to
                        June 12, 2000, by and between Meditrust   Exhibit 10.1 to the Joint Quarterly
                        Operating Company and David L. Rea        Report on Form 10-Q for the quarter
                                                                  ended June 30, 2000

EXHIBIT NO.                              TITLE                                METHOD OF FILING
-----------             ----------------------------------------  ----------------------------------------
        10.16           Amendment to Employment Agreement         Incorporated by reference to
                        effective as of June 12, 2000 by and      Exhibit 10.3 to the Joint Quarterly
                        among Meditrust Corporation, Meditrust    Report on Form 10-Q for the quarter
                        Operating Company and David L. Rea        ended June 30, 2000

        10.17           Third Amendment to Credit Agreement       Incorporated by reference to
                        dated as of June 30, 2000 by and among    Exhibit 10.3 to the Joint Quarterly
                        Meditrust Corporation, Morgan Guaranty    Report on Form 10-Q for the quarter
                        Trust Company of New York and the other   ended June 30, 2000
                        Banks set forth therein.

        10.18           Fourth Amendment, made as of August 31,   Incorporated by reference to
                        2000, by and among Meditrust              Exhibit 10.1 to the Joint Current
                        Corporation, Morgan Guarantee Trust       Report on Form 8-K, event dated
                        Company of New York, Bankers Trust        August 31, 2000
                        Company, BankBoston, N.A., Fleet
                        National Bank and the Banks listed
                        therein

           11           Statement Regarding Computation of Per    See financial statements
                        Share Earnings

           21           Subsidiaries of the Registrant            Included in this filing

           23           Consent of                                Included in this filing
                        PricewaterhouseCoopers L.L.P.