Form 10-K/A
period 2000-12-31
MEDITRUST CORP; MEDITRUST OPERATING CO
filed 2001-04-04
CIK 314661, 313749

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A


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

    The following documents are incorporated by reference into the indicated Part of this Form 10-K.

DOCUMENT                                                             PART
--------                                                      ------------------
Definitive Proxy Statement for the 2001 Annual Meeting of     III (items 10, 11,
  Shareholders, to be filed pursuant to Regulation 14A......  12 and 13)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE



    Signature pages for the Joint Annual Report on Form 10-K for Meditrust Corporation and Meditrust Operating Company for the year ended December 31, 2000 filed on April 4, 2001 were omitted. Attached and filed herewith are signature pages for both registrants for the subject filing.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                                                       MEDITRUST CORPORATION

                                                       By:              /s/ DAVID L. REA
                                                            ----------------------------------------
                                                                          David L. Rea
                                                              Chief Financial Officer and Treasurer
                                                                    (and Principal Financial
                                                                     and Accounting Officer)
Dated: April 4, 2001


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


                   NAME                                       TITLE                         DATE
                   ----                                       -----                         ----
            /s/ CLIVE D. BODE               Chairman of the Board of Directors
    ---------------------------------                                                   April 4, 2001
              Clive D. Bode

           /s/ WILLIAM C. BAKER             Director
    ---------------------------------                                                   April 4, 2001
             William C. Baker

          /s/ WILLIAM G. BYRNES             Director
    ---------------------------------                                                   April 4, 2001
            William G. Byrnes

           /s/ FRANCIS W. CASH              Director
    ---------------------------------                                                   April 4, 2001
             Francis W. Cash

            /s/ JAMES P. CONN               Director
    ---------------------------------                                                   April 4, 2001
              James P. Conn

         /s/ JOHN C. CUSHMAN, III           Director
    ---------------------------------                                                   April 4, 2001
           John C. Cushman, III

          /s/ STEPHEN E. MERRILL            Director
    ---------------------------------                                                   April 4, 2001
            Stephen E. Merrill

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                                       MEDITRUST OPERATING COMPANY

                                                       By:              /s/ DAVID L. REA
                                                            ----------------------------------------
                                                                          David L. Rea
                                                              Chief Financial Officer and Treasurer
                                                                    (and Principal Financial
                                                                     and Accounting Officer)


Dated: April 4, 2001


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


                   NAME                                       TITLE                         DATE
                   ----                                       -----                         ----
            /s/ CLIVE D. BODE               Chairman of the Board of Directors
    ---------------------------------                                                   April 4, 2001
              Clive D. Bode

           /s/ WILLIAM C. BAKER             Director
    ---------------------------------                                                   April 4, 2001
             William C. Baker

          /s/ WILLIAM G. BYRNES             Director
    ---------------------------------                                                   April 4, 2001
            William G. Byrnes

           /s/ FRANCIS W. CASH              Director
    ---------------------------------                                                   April 4, 2001
             Francis W. Cash

            /s/ JAMES P. CONN               Director
    ---------------------------------                                                   April 4, 2001
              James P. Conn

         /s/ JOHN C. CUSHMAN, III           Director
    ---------------------------------                                                   April 4, 2001
           John C. Cushman, III

          /s/ STEPHEN E. MERRILL            Director
    ---------------------------------                                                   April 4, 2001
            Stephen E. Merrill