Form 10-K/A
period 2000-12-31
MEDITRUST CORP; MEDITRUST OPERATING CO
filed 2001-04-30
CIK 314661, 313749

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                   FORM 10-K/A

         [X]   AMENDMENT NO. 2 TO JOINT ANNUAL REPORT PURSUANT
               TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________.



              Commission file number 0-9109                              Commission file number 0-9110

                   MEDITRUST CORPORATION                                   MEDITRUST OPERATING COMPANY
  (Exact name of registrant as specified in its charter)      (Exact name of registrant as specified in its charter)

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

  Title of Each Class and Name of Each Exchange on Which      Title of Each Class and Name of Each Exchange on Which
                        Registered                                                  Registered
------------------------------------------------------------ ------------------------------------------------------------

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

Securities registered pursuant to Section 12(g) of the Act:

             None                                                        None
           -------------------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes No _X_

         Aggregate market value of the paired voting stock of Meditrust Corporation and of Meditrust Operating Company held by non-affiliates as of March 28, 2001 was $414,918,242 based upon the closing price of $3.59 on the New York Stock Exchange Composite Tape (for this computation, the registrants have excluded the market value of all the shares of common stock reported as beneficially owned by executive officers and directors of the registrants). The number of shares of common stock, par value $0.10 per share, outstanding as of April 27, 2001 for Meditrust Corporation was 144,341,666 and Meditrust Operating Company was 143,036,289.

The following documents are incorporated by reference into the indicated Part of this Joint Annual Report on Form 10-K/A:

DOCUMENT                                                     PART

None

         For the purpose of this Joint Annual Report on Form 10-K/A, Meditrust Corporation and Meditrust Operating Company are referred to as "Meditrust" and "Operating," respectively, and "The Meditrust Companies," collectively. Meditrust also refers, as the context may require, to Meditrust, the Massachusetts Business Trust ("Meditrust's Predecessor"). As used in this Part III, the term "Shares" and "Paired Common Stock" are defined as shares of paired common stock of Meditrust and Operating.

         Items 10, 11, 12 and 13 of this Joint Annual Report on Form 10-K are hereby amended and restated in full by adding those Items as follows:

                                    Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Directors of The Meditrust Companies

         The respective Boards of Directors of each of Meditrust and Operating are divided into three classes. Each class has a term of three years and the terms are staggered so that in each year only one class of Directors for each of Meditrust and Operating is elected.

                                Current Directors
                                       of
                             The Meditrust Companies

                                                          DIRECTOR OF           DIRECTOR OF
                                                           MEDITRUST             OPERATING
NAME AND PRINCIPAL                                          AND ITS               AND ITS          TERMS
OCCUPATION OR EMPLOYMENT                      AGE      PREDECESSOR SINCE     PREDECESSOR SINCE    EXPIRE
------------------------                      ---      -----------------     -----------------    ------
William C. Baker                              68             2000                  1991            2003
Former Chairman
Santa Anita Realty Enterprises, Inc. and
Santa Anita Operating Company

Clive D. Bode                                 57             1999                  1999            2002
Chairman of the Board
Director, Kelley, Hart & Hallman

William G. Byrnes                             50             2000                  1998            2001
Financial Consultant, Private Investor
and Director
JDN Realty Corporation

Francis W. Cash                               59             2000                  2000            2001
Chief Executive Officer and
President of Meditrust
Chief Executive Officer and President
of Operating

James P. Conn                                 63             1995                  2000            2002
Former Managing Director and Chief
Investment Officer of Financial
Security Assurance, Inc.

John C. Cushman, III                          60             1996                  2000            2003
President and Chief Executive Officer
of Cushman Realty Corporation

Stephen E. Merrill                            54             1998                  1998            2002
President, Bingham Consulting
Group, LLC


     William C. Baker has been a Director of Operating since October 1991 and was appointed a Director of Meditrust in April 2000. Mr. Baker served as President and Treasurer of Operating from August 1998 through April 2000. Mr. Baker was Chief Executive Officer of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company from April 1996 to December 1998. Mr. Baker was the President of Red Robin International, Inc. from 1993 to 1995, a private investor from 1988 to 1992 and Chairman of the Board and Chief Executive Officer of Del Taco, Inc. from 1976 to 1988. He served as Chairman of the Board of Coast Newport Properties from 1991 to 1999. Mr. Baker is a director of Callaway Golf Company and Public Storage, Inc.

     Clive D. Bode has been Chairman of the Boards of Directors of Meditrust and Operating since October 1999. Mr. Bode has been a special advisor to certain members of the Bass Family of Fort Worth, Texas for the past 10 years. Mr. Bode is also a director of Kelly, Hart & Hallman, a Fort Worth based law firm.

     William G. Byrnes has been a Director of Operating since 1998 and was appointed a Director of Meditrust in April 2000. Mr. Byrnes served as Chief Executive Officer of Meditrust from January 2000 through Mr. Cash's appointment in April 2000. He was previously a Distinguished Professor of Finance at Georgetown University from August 1988 to May 1999 and was associated with Alex. Brown and Sons, investment bankers, from 1981 through 1998. Mr. Byrnes is a Financial Consultant and Private Investor and is a Director of JDN Realty Corporation, a real estate development and asset management company traded on the New York Stock Exchange, a director of Security Capital Preferred Growth Incorporated and non-executive Chairman of Pulpfree, Inc.

     Francis W. Cash has been President and Chief Executive Officer of Meditrust and President and Chief Executive Officer of Operating since April 17, 2000. Mr. Cash was also the Treasurer of Operating from April 17, 2000 until June 2000, at which time David L. Rea joined The Meditrust Companies and became Treasurer of Operating. Mr. Cash was the Chairman of the Board, Chief Executive Officer, President and a director of Mariner Healthcare Group, Inc. from September 8, 1999 until March 2000. From July 1995 to August 1999, Mr. Cash served as President and Chief Executive Officer of Red Roof Inns, Inc. ("Red Roof Inns"). He also served as Chairman of the Board of Red Roof Inns from June 1996 to August 1999. Prior to his service at Red Roof Inns, Mr. Cash served as President and Chief Operating Officer of NovaCare, Inc. from October 1992 to June 1995. Prior to that, Mr. Cash served in a number of senior executive positions for 18 years at Marriott Corporation, most recently as President, Marriott Service Group.

     James P. Conn has been a Director of Meditrust since 1995 and was appointed a Director of Operating in April 2000. Mr. Conn was the Managing Director and Chief Investment Officer of Financial Security Assurance, Inc. from 1992 through 1998. He was also the President and Chief Executive Officer of Bay Meadows Operating Company from 1988 to 1992. Mr. Conn is a trustee of Gabelli Equity Trust, Gabelli Global Multimedia Trust, Gabelli Utility Trust and a member of the Board of Directors of First Republic Bank. Mr. Conn is also a trustee of Gabelli Asset Fund, Gabelli Growth Fund and Gabelli Westwood Funds.

     John C. Cushman, III has been a Director of Meditrust since 1996 and was appointed a Director of Operating in April 2000. Mr. Cushman has been the President and Chief Executive Officer of Cushman Realty Corporation since 1978. He is a director of National Golf Properties, Inc., Los Angeles Turf Club, Incorporated, Digital Gene Technologies, Inc., Cushman Realty Corporation, Cushman Winery Corporation and Inglewood Park Cemetery.

     Stephen E. Merrill has been a Director of The Meditrust Companies since May 1998. Mr. Merrill is the President of Bingham Consulting Group, LLC and was Of Counsel to the law firm Choate, Hall & Stewart from March 1997 to February 1999. Previously, Mr. Merrill served as Governor of the State of New Hampshire from 1993 through 1997. He was senior partner in the law firm Merrill & Broderick from 1989 through 1993 and served as Attorney General for the State of New Hampshire from 1985 through 1989. Mr. Merrill also served as legal counsel and Chief of Staff to the Governor of New Hampshire from 1982 through 1985.

Executive Officers of The Meditrust Companies

     Incorporated by reference to Item 4a of The Meditrust Companies' Joint Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000 under the caption "Executive Officers of the Registrants."

Family Relationships

     There are no family relationships among any of the Directors or executive officers of The Meditrust Companies.


Section 16 (a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the executive officers and directors of The Meditrust Companies, and persons who own more than 10% of a registered class of The Meditrust Companies' equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish The Meditrust Companies with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of Forms 3 and 4 and amendments thereto furnished to The Meditrust Companies during its most recent fiscal year, Forms 5 and amendments thereto furnished to The Meditrust Companies with respect to its most recent fiscal year and written representations furnished to The Meditrust Companies, no officer, Director or 10% beneficial owner of The Meditrust Companies failed to timely file a required report, except the David L. Rea filed a timely Form 3 listing him incorrectly as an executive officer of Meditrust instead of Operating. Mr. Rea subsequently filed a corrected Form 3, but such corrected filing was inadvertently filed after the deadline.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation -- Meditrust

         The following table provides information with respect to the compensation that Meditrust paid in 1998, 1999, and 2000 to those individuals who served as Meditrust's Chief Executive Officer, the four most highly compensated executive officers other than the Chief Executive Officer, and two former executive officers who are no longer with Meditrust or its subsidiaries whose base salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2000.

                      MEDITRUST SUMMARY COMPENSATION TABLE

                                                                               Long-Term
                                                                          Compensation Awards
                                                                        ------------------------
                                                                                      Securities      All other
                                          Annual Compensation           Restricted    Under-Lying      Compen-
Name and Principal                        -------------------              Stock       Options/        sation
Position                           Year   Salary($)    Bonus($)          Awards($)      SARS(#)          ($)
--------------------------         ----   ---------    --------          ---------    ----------      ---------

Francis W. Cash(1)                 2000      --           --                --            --             --
  Chief Executive Officer and      1999      --           --                --            --             --
  President                        1998      --           --                --            --             --

Michael F. Bushee                  2000      392,900      425,000(2)     178,200(3)       -0-          23,682(6)
  Chief Operating Officer          1999      300,000      221,607(2)      95,600(4)       -0-           6,627
                                   1998      300,000      194,718(2)   1,125,000(5)      150,000        6,627

David L. Rea(7)                    2000      --           --                --            --             --
  Chief Financial Officer and      1999      --           --                --            --             --
  Treasurer                        1998      --           --                --            --             --

John F. Schmutz(7)                 2000      --           --                --            --             --
  Senior Vice President and        1999      --           --                --            --             --
  General Counsel                  1998      --           --                --            --             --

Debora A. Pfaff                    2000      169,121      280,000(8)     118,800(9)       -0-          20,310(10)
  Vice President of Operations     1999      124,100       60,000(8)        -0-           -0-          17,481
                                   1998      101,323       60,000(8)        -0-           25,458       31,138

Michael S. Benjamin                2000      351,018      215,000(11)    178,200(12)      -0-          82,409(15)
  Former Senior Vice President     1999      300,000      221,607(11)     95,600(13)      -0-           6,786
  and Secretary                    1998      300,000      194,718(11)  1,125,000(14)     150,000        6,786

Laurie T. Gerber                   2000      300,000      215,000(16)    178,200(17)      -0-          22,970(20)
  Former Chief Financial           1999      275,000      215,000(16)     95,600(18)      -0-           6,157
  Officer                          1998      250,000      150,000(16)  1,125,000(19)     150,000        6,157

David F. Benson(21)                2000       37,781      -0-               -0-           -0-            -0-(25)
  Former Chief Executive           1999      500,000       10,096(22)     95,600(23)      -0-           6,860
  Officer and President            1998      500,000      319,912(22)  2,812,500(24)     375,000        6,860

William G. Byrnes(26)              2000      -0-          -0-             82,750(27)      75,000     100,000(28)
  Former Chief Executive           1999      -0-          -0-               -0-           -0-            -0-
  Officer and President            1998      -0-          -0-               -0-           -0-            -0-

------------------------

(1) Mr. Cash became Chief Executive Officer and President of Meditrust and Operating on April 17, 2000. Mr. Cash was paid by Operating for his services as an officer of both Meditrust and Operating. See "Operating Summary Compensation Table" INFRA.

(2) Mr. Bushee received his bonus for 2000 in cash. Mr. Bushee received his bonuses for 1999 and 1998 in cash and Shares. For 1999, $215,000 was cash and $6,607 was Shares (428 Shares at $15.44 per Share on January 4, 2000). For 1998, $150,000 was cash and $44,718 was Shares (1,646 Shares in four installments at $36.38, $30.94, $26.81 and $16.00 per Share in January, April, July and October,
1998). All issuance prices were the closing prices for Shares on the New York Stock Exchange on the respective dates of issuance.

(3) Mr. Bushee received an award of 30,000 shares of restricted stock on January 3, 2000 and the fair market value of a Share on the date of grant was $5.94. The restricted stock vests on the earlier of the 8th year or upon achievement the following performance criteria: achievement of Funds from Operations of $2.92 in 2000, $3.10 in 2001, $3.28 in 2002, $3.48 in 2003, $3.69 in 2004. All of the
restricted stock immediately vests upon a change of control of Meditrust and dividends, if and when declared, are payable on the restricted stock. The value of the restricted stock as of December 29, 2000 was $76,800 based on the closing market price as reported on the New York Stock Exchange on December 29, 2000 of $2.56.

(4) Mr. Bushee received an award of 10,000 shares of restricted stock on August 5, 1999 and the fair market value of a Share on the date of grant was $9.56. The restricted stock vests on the earlier of the 8th year or upon achievement the following performance criteria: achievement of Funds from Operations of $2.92 in 2000, $3.10 in 2001, $3.28 in 2002, $3.48 in 2003, $3.69 in 2004. All of the
restricted stock immediately vests upon a change of control of Meditrust and dividends, if and when declared, are payable on the restricted stock. The value of the restricted stock as of December 29, 2000 was $25,600 based on the closing market price as reported on the New York Stock Exchange on December 29, 2000 of $2.56.

(5) Mr. Bushee received an award of 50,000 shares of restricted stock on July 31, 1998 and the fair market value of a Share on the date of grant was $22.50. The restricted stock vests on the earlier of the 8th year or upon achievement the following performance criteria: achievement of Funds from Operations of $2.92 in 2000, $3.10 in 2001, $3.28 in 2002, $3.48 in 2003, $3.69 in 2004. All
of the restricted stock immediately vests upon a change of control of Meditrust and dividends, if and when declared, are payable on the restricted stock. The value of the restricted stock as of December 29, 2000 was $128,000 based on the closing market price as reported on the New York Stock Exchange on December 29, 2000 of $2.56.

(6) Includes $14,233 in health insurance premiums paid by Meditrust, $2,422 in disability insurance premiums paid by Meditrust, $1,627 in life insurance premiums paid by Meditrust and a $5,400 car allowance.

(7) Messrs. Rea and Schmutz were paid by Operating for their services as officers of both Meditrust and Operating. See "Operating Summary Compensation Table" INFRA.

(8) Ms. Pfaff received her bonuses for 2000, 1999 and 1998 in cash.

(9) Ms. Pfaff received an award of 20,000 shares of restricted stock on January 3, 2000 and the fair market value of a Share on the date of grant was $5.94. The restricted stock vests on the earlier of the 8th year or upon achievement the following performance criteria: achievement of Funds from Operations of $2.92 in 2000, $3.10 in 2001, $3.28 in 2002, $3.48 in 2003, $3.69 in 2004. All of the
restricted stock immediately vests upon a change of control of Meditrust and dividends, if and when declared, are payable on the restricted stock. The value of the restricted stock as of December 29, 2000 was $51,200 based on the closing market price as reported on the New York Stock Exchange on December 29, 2000 of $2.56.

(10) Includes $14,233 in health insurance premiums paid by Meditrust, $1,254 in disability insurance premiums paid by Meditrust, $1,627 in life insurance premiums paid by Meditrust and a stock grant of $3,196.

(11) Mr. Benjamin received his bonus for 2000 in cash. Mr. Benjamin received his bonuses for 1999 and 1998 in cash and Shares. For 1999, $215,000 was cash and $6,607 was Shares (428 Shares at $15.44 per Share on January 4, 2000). For 1998, $150,000 was cash and $44,718 was Shares (1,646 Shares in four installments at $36.38, $30.94, $26.81 and $16.00 per Share in January, April, July and October,
1998). All issuance prices were the closing prices for Shares on the New York Stock Exchange on the respective dates of issuance.

(12) Mr. Benjamin received an award of 30,000 shares of restricted stock on January 3, 2000 and the fair market value of a Share on the date of grant was $5.94. The restricted stock vests on the earlier of the 8th year or upon achievement the following performance criteria: achievement of Funds from Operations of $2.92 in 2000, $3.10 in 2001, $3.28 in 2002, $3.48 in 2003, $3.69
in 2004. All of the restricted stock immediately vests upon a change of control of Meditrust and dividends, if and when declared, are payable on the restricted stock. The value of the restricted stock as of December 29, 2000 was $76,800 based on the closing market price as reported on the New York Stock Exchange on December 29, 2000 of $2.56.

(13) Mr. Benjamin received an award of 10,000 shares of restricted stock on August 5, 1999 and the fair market value of a Share on the date of grant was $9.56. The restricted stock vests on the earlier of the 8th year or upon achievement the following performance criteria: achievement of Funds from Operations of $2.92 in 2000, $3.10 in 2001, $3.28 in 2002, $3.48 in 2003, $3.69
in 2004. All of the restricted stock immediately vests upon a change of control of Meditrust and dividends, if and when declared, are payable on the restricted stock. The value of the restricted stock as of December 29, 2000 was $25,600 based on the closing market price as reported on the New York Stock Exchange on December 29, 2000 of $2.56.

(14) Mr. Benjamin received an award of 50,000 shares of restricted stock on July 31, 1998 and the fair market value of a Share on the date of grant was $22.50. The restricted stock vests on the earlier of the 8th year or upon achievement the following performance criteria: achievement of Funds from Operations of $2.92 in 2000, $3.10 in 2001, $3.28 in 2002, $3.48 in 2003, $3.69 in 2004. All
of the restricted stock immediately vests upon a change of control of Meditrust and dividends, if and when declared, are payable on the restricted stock. The value of the restricted stock as of December 29, 2000 was $128,000 based on the closing market price as reported on the New York Stock Exchange on December 29, 2000 of $2.56.

(15) Includes $14,233 in health insurance premiums paid by Meditrust, $1,995 in disability insurance premiums paid by Meditrust, $1,627 in life insurance premiums paid by Meditrust, a $4,554 car allowance and forgiveness of $60,000 of debt. Excludes the Severance Payment of $4,745,421 received by Mr. Benjamin upon his termination of employment with Meditrust on December 29, 2000. See explanation of Mr. Benjamin's severance provision at "Employment Arrangements" INFRA.

(16) Ms. Gerber received her bonuses for 2000, 1999 and 1998 in cash.

(17) Ms. Gerber received an award of 30,000 shares of restricted stock on January 3, 2000 and the fair market value of a Share on the date of grant was $5.94. The restricted stock vests on the earlier of the 8th year or upon achievement the following performance criteria: achievement of Funds from Operations of $2.92 in 2000, $3.10 in 2001, $3.28 in 2002, $3.48 in 2003, $3.69
in 2004. All of the restricted stock immediately vests upon a change of control of Meditrust and dividends, if and when declared, are payable on the restricted stock. The value of the restricted stock as of December 29, 2000 was $76,800 based on the closing market price as reported on the New York Stock Exchange on December 29, 2000 of $2.56.

(18) Ms. Gerber received an award of 10,000 shares of restricted stock on August 5, 1999 and the fair market value of a Share n the date of grant was $9.56. The restricted stock vests on the earlier of the 8th year or upon achievement the following performance criteria: achievement of Funds from Operations of $2.92 in 2000, $3.10 in 2001, $3.28 in 2002, $3.48 in 2003, $3.69 in 2004. All of the
restricted stock immediately vests upon a change of control of Meditrust and dividends, if and when declared, are payable on the restricted stock. The value of the restricted stock as of December 29, 2000 was $25,600 based on the closing market price as reported on the New York Stock Exchange on December 29, 2000 of $2.56.

(19) Ms. Gerber received an award of 50,000 shares of restricted stock on July 31, 1998 and the fair market value of a Share on the date of grant was $22.50. The restricted stock vests on the earlier of the 8th year or upon achievement the following performance criteria: achievement of Funds from Operations of $2.92 in 2000, $3.10 in 2001, $3.28 in 2002, $3.48 in 2003, $3.69 in 2004. All
of the restricted stock immediately vests upon a change of control of Meditrust and dividends, if and when declared, are payable on the restricted stock. The value of the restricted stock as of December 29, 2000 was $128,000 based on the closing market price as reported on the New York Stock Exchange on December 29, 2000 of $2.56.

(20) Includes $14,233 in health insurance premiums paid by Meditrust, $1,710 in disability insurance premiums paid by Meditrust, $1,627 in life insurance premiums paid by Meditrust and a $5,400 car allowance. Excludes the Severance Payment of $4,357,835 received by Ms. Gerber upon her termination of employment with Meditrust on December 29, 2000. See explanation of Ms. Gerber's severance provision at "Employment Arrangements" INFRA.

(21) Mr. Benson ceased to serve as Meditrust's Chief Executive Officer and President on February 1, 2000.

(22) Mr. Benson received his bonus for 1999 in Shares and 1998 in cash and Shares. For 1999, Mr. Benson received $10,096 in Shares (654 Shares at $15.44 per Share on January 4, 2000). For 1998, $250,000 was cash and $69,912 was Shares (2,558 Shares in four installments at $36.38, $30.94, $26.81 and $16.00 per Share in January, April, July and October, 1998). All issuance prices were the closing prices for Shares on the New York Stock Exchange on the respective dates of issuance.

(23) Mr. Benson received an award of 10,000 shares of restricted stock on August 5, 1999 and the fair market value of a Share on the date of grant was $9.56. The restricted stock vests on the earlier of the 8th year or upon achievement the following performance criteria: achievement of Funds from Operations of $2.92 in 2000, $3.10 in 2001, $3.28 in 2002, $3.48 in 2003, $3.69 in 2004. All of the
restricted stock immediately vests upon a change of control of Meditrust and dividends, if and when declared, are payable on the restricted stock. The value of the restricted stock as of December 29, 2000 was $25,600 based on the closing market price as reported on the New York Stock Exchange on December 29, 2000 of $2.56.

(24) Mr. Benson received an award of 125,000 shares of restricted stock on July 31, 1998 and the fair market value of a Share on the date of grant was $22.50. The restricted stock vests on the earlier of the 8th year or upon achievement the following performance criteria: achievement of Funds from Operations of $2.92 in 2000, $3.10 in 2001, $3.28 in 2002, $3.48 in 2003, $3.69 in 2004. All
of the restricted stock immediately vests upon a change of control of Meditrust and dividends, if and when declared, are payable on the restricted stock. The value of the restricted stock as of December 29, 2000 was $320,000 based on the closing market price as reported on the New York Stock Exchange on December 29, 2000 of $2.56.

(25) Excludes the Severance Payment received by Mr. Benson upon his termination of employment with Meditrust on February 1, 2000. See explanation of Mr. Benson's severance provision at "Employment Arrangements" INFRA.

(26) Mr. Byrnes ceased to serve as Meditrust's Chief Executive Officer and President in April 2000.

(27) Mr. Byrnes received an award of 25,000 shares of restricted stock on September 7, 2000 and the fair market value of a Share on the date of grant was $3.31. One third of the restricted stock vests for each year of service on the Board of Directors of Meditrust after September 7, 2000 and dividends, if and when declared, are payable on the restricted stock . All of the restricted stock immediately vests upon a change of control of Meditrust. The value of the restricted stock as of December 29, 2000 was $64,000 based on the closing market price as reported on the New York Stock Exchange on December 29, 2000 of $2.56.

(28) As compensation for his service as Chief Executive Officer and President of Meditrust, Mr. Byrnes was issued 50,000 Shares with an approximate value, at the time of the grant, of $100,000.

         The following table provides information with respect to stock options granted by Meditrust in recognition of services rendered in the fiscal year ended December 31, 2000 to the Meditrust named executive officers. All stock options are granted at an exercise price equal to the fair market value on the date of grant.

                 OPTION GRANTS IN LAST FISCAL YEAR FOR MEDITRUST



                              Number of
                             Securities      Percent of Total
                             Underlying       Options Granted      Exercise or                          Grant
                               Options         to Employees        Base Price        Expiration     Date Present
                             Granted(#)           in 2000          ($/Share)            Date          Value($)
                             ----------        -------------        ---------        ----------     ------------

Francis W. Cash                  -0-                --                 --                --              --
Michael F. Bushee                -0-                --                 --                --              --
David L. Rea                     -0-                --                 --                --              --
John F. Schmutz                  -0-                --                 --                --              --
Debora A. Pfaff                  -0-                --                 --                --              --
Michael S. Benjamin              -0-                --                 --                --              --
Laurie T. Gerber                 -0-                --                 --                --              --
David F. Benson                  -0-                --                 --                --              --
William G. Byrnes                -0-                --                 --                --              --


         The following table provides information with respect to the aggregated number of options to purchase Shares exercised by the Meditrust named executive officers as of December 31, 2000. The value of unexercised in-the-money options is based on the closing price of a Share, as reported on the New York Stock Exchange, on December 29, 2000 of $2.56, minus the exercise price, multiplied by the number of Shares underlying the options. An option is "in-the-money" if the fair market value of the Shares underlying the option exceeds the exercise price.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                   FISCAL YEAR-END OPTION VALUES FOR MEDITRUST


                                        Number of Securities              Value of Unexercised
                                       Underlying Unexercised            In-the-Money Options at
                                       Options at Year-End (#)                Year-End ($)
NAME                                 Exercisable/Unexercisable          Exercisable/Unexercisable
----                                 --------------------------         -------------------------

Francis W. Cash                                  --                                --

Michael F. Bushee                          298,330/244,193                       -0-/-0-

David L. Rea                                     --                                --

John F. Schmutz                                  --                                --

Debora A. Pfaff                             37,825/40,000                        -0-/-0-

Michael S. Benjamin                        298,330/244,193                       -0-/-0-

Laurie T. Gerber                           122,095/148,065                       -0-/-0-

David F. Benson                                -0-/-0-                           -0-/-0-

William G. Byrnes                            -0-/75,000                          -0-/-0-

Executive Compensation -- Operating

         The following table provides information with respect to the compensation that Operating paid in 1998, 1999, and 2000 to those individuals who served as Operating's Chief Executive Officer, the four most highly compensated executive officers other than the Chief Executive Officer, and two former executive officers who are no longer with Operating or its subsidiaries whose base salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2000.

                      OPERATING SUMMARY COMPENSATION TABLE


                                                                               Long-Term
                                                                          Compensation Awards
                                                                        ------------------------
                                                                                      Securities      All other
                                          Annual Compensation           Restricted    Under-Lying      Compen-
Name and Principal                        -------------------              Stock       Options/        sation
Position                           Year   Salary($)    Bonus($)        Awards($)(a)   SARS(#)(a)         ($)
--------------------------         ----   ---------    --------          ---------    ----------      ---------

Francis W. Cash(1)                 2000      553,846      -0-            965,000(2)    2,400,000      797,543(3)
  Chief Executive Officer and      1999       --          --                --           --              --
  President                        1998       --          --                --           --              --

David L. Rea(4)                    2000      194,712      -0-            522,000(5)      900,000      184,183(6)
  Chief Financial Officer and      1999       --          --                --            --             --
  Treasurer                        1998       --          --                --            --             --

John F. Schmutz                    2000      226,000       40,000        129,585(7)       83,333      587,862(8)
  Senior Vice President and        1999      196,539       38,675           -0-          130,000       51,891
  General Counsel                  1998      169,539       34,000           -0-          -0-           15,978(9)

Vito J. Stellato                   2000      175,154       35,000         93,300(10)     -0-           39,361(11)
  Senior Vice President            1999      161,827      -0-               -0-          -0-           48,478
  Human Resources                  1998       --          --                --           --              --

Stephen Parker                     2000      190,385      -0-            155,500(12)     100,000       18,400(13)
  Senior Vice President            1999       --          --                --           --              --
  Sales & Marketing                1998       --          --                --           --              --

Bobby G. Moore, III(14)            2000      199,231       17,500        103,665(15)      66,667      418,171(16)
  Former Senior Vice President     1999      138,792      -0-               --            --          110,630
  and Chief Information Officer    1998       --          --                --            --            6,536

William F. McCalmont(17)           2000      222,739      -0-               -0-          -0-               -0-(19)
  Former Interim President         1999      259,615      150,000           -0-          -0-          864,055
  La Quinta Inns, Inc.             1998      249,999      100,000        697,000(18)     -0-           16,298(20)

William C. Baker(21)               2000       -0-         -0-           82,750(22)        75,000      100,000(23)
Former Chief Executive             1999       -0-         -0-               -0-          -0-            -0-
  Officer, President and           1998       -0-          45,844         -0-(24)        -0-            -0-(25)
  Treasurer

------------------------

(a) The restricted stock grant to Mr. Schmutz and option grants to Mr. Cash and Mr. Schmutz, while listed on this table for simplicity, were actually granted by Meditrust.

(1) Mr. Cash became Chief Executive Officer and President of Operating on April 17, 2000. Accordingly, no compensation information is presented for Mr. Cash for the years 1999 and 1998.

(2) Mr. Cash received an award of 500,000 shares of restricted stock on April 17, 2000 and the fair market value of a Share on the date of grant was $2.13. Mr. Cash received such grant of restricted stock in his capacity as an executive officer of Operating and the restricted stock vests three years from the date of grant. All of the restricted stock immediately vests upon a change of control of Meditrust and dividends, if and when declared, are payable on the restricted stock. The value of the restricted stock as of December 29, 2000 was $1,280,000 based on the closing market price as reported on the New York Stock Exchange on December 29, 2000 of $2.56.

(3) Including primarily a $600,000 sign-on bonus, $169,659 in moving expenses and other expenses.

(4) Mr. Rea became Chief Financial Officer and Treasurer of Operating in June 2000. Accordingly, no compensation information is presented for Mr. Rea for the years 1999 and 1998.

(5) Mr. Rea received an award of 300,000 shares of restricted stock on June 12, 2000 and the fair market value of a Share on the date of grant was $1.94. The restricted stock vests three years from the date of grant. All of the restricted stock immediately vests upon a change of control of Meditrust and dividends, if and when declared, are payable on the restricted stock. The value of the restricted stock as of December 29, 2000 was $768,000 based on the closing market price as reported on the New York Stock Exchange on December 29, 2000 of $2.56.

(6) Including primarily a $150,000 sign-on bonus, a $4,362 car allowance and certain other moving and other expenses.

(7) Mr. Schmutz received an award of 41,667 shares of restricted stock on September 7, 2000 and the fair market value of a Share on the date of grant was $3.31. The restricted stock vests three years from the date of grant. All of the restricted stock immediately vests upon a change of control of Meditrust and dividends, if and when declared, are payable on the restricted stock. The value of the restricted stock as of December 29, 2000 was $106,668 based on the closing market price as reported on the New York Stock Exchange on December 29, 2000 of $2.56.

(8) Including primarily a special bonus (in lieu of severance) of $532,000, the payout of a deferred SERP valued at $30,760, a car allowance of $13,150, a contribution on his behalf in the amount of $7,500 to the Executive Savings Plan and $1,368 in life insurance premiums paid by Operating.

(9) A portion of this other compensation was paid by La Quinta Inns, Inc. during the portion of 1998 prior to the July 18, 19998 merger of La Quinta Inns, Inc. with and into Meditrust.

(10) Mr. Stellato received an award of 30,000 shares of restricted stock on September 7, 2000 and the fair market value of a Share on the date of grant was $3.31. The restricted stock vests three years from the date of grant. All of the restricted stock immediately vests upon a change of control of Meditrust and dividends, if and when declared, are payable on the restricted stock. The value of the restricted stock as of December 29, 2000 was $76,800 based on the closing market price as reported on the New York Stock Exchange on December 29, 2000 of $2.56.

(11) Including primarily a payout of a deferred SERP valued at $17,999, a $13,290 car allowance and $1,188 in life insurance premiums paid by Operating.

(12) Mr. Parker received an award of 50,000 shares of restricted stock on September 7, 2000 and the fair market value of a Share on the date of grant was $3.31. The restricted stock vests three years from the date of grant. All of the restricted stock immediately vests upon a change of control of Meditrust and dividends, if and when declared, are payable on the restricted stock. The value of the restricted stock as of December 29, 2000 was $128,000 based on the closing market price as reported on the New York Stock Exchange on December 29, 2000 of $2.56.

(13) Includes primarily a $8,377 car allowance, $6,095 in moving expenses and $1,440 in life insurance premiums paid by Operating.

(14) Mr. Moore ceased to serve as Senior Vice President and Chief Information Officer of Operating in January 2001.

(15) Mr. Moore received an award of 33,333 shares of restricted stock on September 7, 2000 and the fair market value of a Share on the date of grant was $3.31. The restricted stock vests three years from the date of grant. All of the restricted stock immediately vests upon a change of control of Meditrust and dividends, if and when declared, are payable on the restricted stock. The value of the restricted stock as of December 29, 2000 was $85,332 based on the closing market price as reported on the New York Stock Exchange on December 29, 2000 of $2.56.

(16) Including primarily a $398,462 Severance Payment, a $13,154 car allowance and $1,332 in life insurance premiums paid by Operating.

(17) Mr. McCalmont ceased to serve as Interim President of La Quinta Inns, Inc. in April 2000.

(18) Mr. McCalmont received an award of 50,000 shares of restricted stock on December 10, 1998 and the fair market value of a Share on the date of grant was $13.94, which shares were forfeited after Mr. McCalmont's termination from Operating.

(19) Excludes a $1,773,871 Severance Payment pursuant to the terms of his severance agreement.

(20) A portion of this other compensation was paid by La Quinta Inns, Inc. during the portion of 1998 prior to the July 18, 19998 merger of La Quinta Inns, Inc. with and into Meditrust.

(21) Mr. Baker ceased to serve as Operating's Chief Executive Officer, President and Treasurer in April 2000.

(22) Mr. Baker received an award of 25,000 shares of restricted stock on September 7, 2000 and the fair market value of a Share on the date of grant was $3.31. One third of the restricted stock vests for each year of service on the Board of Directors of Meditrust after September 7, 2000 and dividends, if and when declared, are payable on the restricted stock . All of the restricted stock immediately vests upon a change of control of Meditrust. The value of the restricted stock as of December 29, 2000 was $64,000 based on the closing market price as reported on the New York Stock Exchange on December 29, 2000 of $2.56.

(23) As compensation for his service as Chief Executive Officer, President and Treasurer of Operating, Mr. Baker was issued 50,000 Shares with an approximate value, at the time of the grant, of $100,000.

(24) On July 31, 1998, Operating issued 75,000 Shares of restricted stock at $22.50 per Share to Mr. Baker, which as of the grant date had a value of $1,687,500. As of December 31, 1998 the restricted stock had a value of $1,125,000. This grant was forfeited on January 4, 1999. Dividends were paid in August, September and November of 1998.

(25)     Excludes severance payments of $1,723,800 paid to Mr. Baker.

         The following table provides information with respect to stock options granted by Operating in recognition of services rendered in the fiscal year ended December 31, 2000 to the Operating named executive officers. All stock options were granted at an exercise price equal to the fair market value on the date of grant and will vest 25% per year over four years from the date of grant.

                 OPTION GRANTS IN LAST FISCAL YEAR FOR OPERATING


                              Number of
                             Securities      Percent of Total
                             Underlying       Options Granted      Exercise on                          Grant
                               Options         to Employees        Base Price        Expiration     Date Present
                             Granted(#)          in 2000            ($/Share)            Date          Value($)
                             ----------     ------------------      ---------      --------------   ------------

Francis W. Cash                600,000            11.475             4.0312           4/17/2010        335,340
                               600,000            11.475             5.3750           4/17/2010        241,740
                             1,200,000             22.95             6.7188           4/17/2010        361,080

John F. Schmutz                83,333               1.6              3.3125           9/7/2010         124,800

Bobby G. Moore, III            66,667               1.3              3.3125           9/7/2010         99,840

Vito J. Stellato               60,000               1.1              3.3125           9/7/2010         89,856

David L. Rea                   450,000              8.6              1.9375           6/12/2010        398,610
                               450,000              8.6              2.9063           6/12/2010        288,990

Stephen Parker                 100,000              1.9              3.3125           9/7/2010         149,760

William L. McCalmont             -0-                -0-                --                --              --

William C. Baker               75,000               1.4              3.3125           9/7/2006         112,320


         The following table provides information with respect to the aggregated number of options to purchase Shares exercised by the Operating named executive officers as of December 31, 2000. The value of unexercised in-the-money options is based on the closing price of a Share, as reported on the New York Stock Exchange, on December 29, 2000 of $2.56, minus the exercise price, multiplied by the number of Shares underlying the options. An option is "in-the-money" if the fair market value of the Shares underlying the option exceeds the exercise price.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                   FISCAL YEAR-END OPTION VALUES FOR OPERATING


                                        Number of Securities                               Value of Unexercised
                                       Underlying Unexercised                             In-the-Money Options at
                                       Options at Year-End (#)                                   Year-End ($)
Name                                 Exercisable/Unexercisable                         Exercisable/Unexercisable(2)
----                                 --------------------------                        -----------------------------

Francis W. Cash                             -0-/2,400,000                                           -0-/-0-

John F. Schmutz                            65,000/148,333                                           -0-/-0-

Bobby G. Moore, III(1)                     12,500/137,500                                           -0-/-0-






Vito J. Stellato                           60,000/120,000                                           -0-/-0-

David L. Rea                                  0/900,000                                           -0-/279,000

Stephen Parker                                0/100,000                                             -0-/-0-

William L. McCalmont                             0/0                                                -0-/-0-

William C. Baker                             -0-/75,000                                             -0-/-0-

--------------------

(1) Mr. Moore's options were forfeited after Mr. Moore terminated employment with Operating.

Compensation of Directors

         The Meditrust Companies pay each Director who is not otherwise an employee of The Meditrust Companies a fee of $30,000 per year for services as a Director plus $1,000 per day for attendance at each meeting of the full Board of Directors. In addition, the Chairman and each member of a committee of the Board of Directors are paid $1,250 and $1,000, respectively, for attendance at a committee meeting. The Meditrust Companies reimburse the Directors for travel expenses incurred in connection with their duties as Directors of The Meditrust Companies. In addition, The Meditrust Companies from time to time pays Directors additional fees in connection with various special projects.

Employment Arrangements

         EMPLOYMENT ARRANGEMENT WITH CHIEF EXECUTIVE OFFICER AND PRESIDENT FRANCIS W. CASH. Effective April 17, 2000, Francis W. Cash ("Mr. Cash") entered into an Employment Agreement with Meditrust. Mr. Cash's Employment Agreement provides that he will serve as President and Chief Executive Officer of Meditrust until the third anniversary of the effective date of the Employment Agreement, at which time the Employment Agreement will be renewed automatically thereafter for successive one-year terms unless six (6) months notice of non-renewal is given by either party to the other. Mr. Cash is eligible to receive an annual bonus to be determined by the Compensation Committee of an amount between 100% and 200% of his base compensation.

         Upon termination of Mr. Cash's employment due to death or disability of Mr. Cash, Meditrust shall pay to Mr. Cash (or his beneficiary in the event of his death) any base salary, bonus or other compensation earned but not paid and the pro rata amount of the annual base target bonus payable. Additionally, Meditrust will continue to provide health benefits for at least two years.

         Upon termination of Mr. Cash's employment by Meditrust other than for cause or by Mr. Cash for "Good Reason," Meditrust shall pay Mr. Cash, in addition to the amounts described in the immediately preceding paragraph, a lump sum payment equal to two times the sum of Mr. Cash's base salary and base target bonus. Further, 20% of the original number of Mr. Cash's Performance Shares and Options covering 20% of the original number of Shares in each Option shall accelerate and become vested and exercisable. Additionally, Meditrust will continue to provide health benefits for at least two years.

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

         EMPLOYMENT ARRANGEMENT WITH EXECUTIVE OFFICER MICHAEL F. BUSHEE. Effective January 1, 1999, Michael F. Bushee ("Mr. Bushee") entered into an Employment Agreement with Meditrust. Mr. Bushee's Employment Agreement provides that he will serve as the Chief Operating Officer of Meditrust until the third anniversary of the effective date of the Employment Agreement. The Employment Agreement is automatically extended for an additional one-year term unless either of the parties thereto elects to terminate the Employment Agreement by notice in writing at least 90 days prior to the end of the term of such Employment Agreement. Mr. Bushee is eligible to receive an annual bonus to be determined by the Compensation Committee of an amount up to 100% of his base compensation. Upon termination of employment due to the death or disability of Mr. Bushee, all unexercisable stock options and non-vested stock-based grants and performance units will immediately vest and will be exercisable for 90 days. Additionally, Meditrust will provide health insurance coverage for at least two years.

         If Mr. Bushee's employment is terminated by Mr. Bushee for "good reason," or if Meditrust terminates his employment without "cause," Meditrust will pay Mr. Bushee a severance payment equal to, at a minimum, two times the sum of his average base compensation (determined in accordance with the respective Employment Agreement) and average incentive compensation (determined in accordance with the respective Employment Agreement) (the "Severance Payment").

         If a "Change in Control" (as defined in the Employment Agreement) occurs and Mr. Bushees's employment is terminated for any reason other than death, disability or voluntary resignation within two years of such Change in Control, Meditrust must pay Mr. Bushee a lump sum amount equal to Mr. Bushee's Severance Payment and all stock options and other stock-based awards and performance units will become immediately exercisable or non-forfeitable.

         EMPLOYMENT ARRANGEMENT WITH EXECUTIVE OFFICER DAVID L. REA. Effective June 12, 2000, David L. Rea ("Mr. Rea") entered into an Employment Agreement with Meditrust. Mr. Rea's Employment Agreement provides that he will serve as Executive Vice President, Chief Financial Officer and Treasurer of Meditrust until the third anniversary of the effective date of the Employment Agreement, at which time the Employment Agreement will be renewed automatically thereafter for successive one-year terms unless six (6) months notice of non-renewal is given by either party to the other. Mr. Rea is eligible to receive an annual bonus to be determined by the Compensation Committee of an amount between 75% and 150% of his base compensation.

         Upon termination of Mr. Rea's employment due to death or disability of Mr. Rea, Meditrust shall pay to Mr. Rea (or his beneficiary in the event of his death) any base salary, bonus or other compensation earned but not paid and the pro rata amount of the annual base target bonus payable. Additionally, Meditrust will continue to provide health benefits for at least two years.

         Upon termination of Mr. Rea's employment by Meditrust other than for cause or by Mr. Rea for "Good Reason," Meditrust shall pay Mr. Rea, in addition to the amounts described in the immediately preceding paragraph, a lump sum payment equal to two times the sum of Mr. Rea's base salary and base target bonus. Further, 20% of the original number of Mr. Rea's Performance Units and Options covering 20% of the original number of Shares in each Option shall accelerate and become vested and exercisable. Additionally, Meditrust will continue to provide health benefits for at least two years.

         If a "Change in Control" (as defined in Mr. Rea's Employment Agreement) occurs and Mr. Rea's employment is terminated within two years of such Change in Control as a result of an Executive Termination Event (as defined in Mr. Rea's Employment Agreement), Mr. Rea shall be entitled to the following severance benefits: (i) an amount equal to three times the average of his annual base salary (for the three fiscal years preceding the Change in Control) and three times the average of his cash bonuses paid (for the two fiscal years preceding the Change in Control); (ii) an amount equal to Mr. Rea's full base salary through the termination date and the pro rata amount of the maximum base target bonus available during such year; and
(iii) all unvested equity, including Performance Units and Options, shall become fully vested and exercisable. Additionally, Meditrust will purchase Mr. Rea's house at market value, provide certain outplacement assistance and will continue to provide health benefits for the balance of the term.

         EMPLOYMENT ARRANGEMENT WITH EXECUTIVE OFFICER JOHN F. SCHMUTZ. Effective December 17, 1999, John F. Schmutz ("Mr. Schmutz") received certain letter agreements from Operating providing (i) that he shall become eligible for a lump sum severance benefit including a payment of $500,000 and continuation of medical benefits at Operating's expense for two years in lieu of any other compensation except for vested interests in all stock options and other stock-based awards and performance units which will become immediately exercisable and non-forfeitable and (ii) the terms and conditions upon which certain Performance Units (as defined in the letter agreements) shall become payable.

         If a "Change of Control" (as defined in the letter agreements) occurs, if Mr. Schmutz's employment is terminated for any reason other than for cause or in the event of death or disability all Performance Units shall immediately vest in full with the value of each such Performance Unit determined in accordance with the terms of the letter agreements.

         EMPLOYMENT ARRANGEMENT WITH EXECUTIVE OFFICER STEPHEN T. PARKER. Effective May 3, 2000, Stephen T. Parker ("Mr. Parker") received certain letter agreements from Operating. Mr. Parker's letter agreements provide that he will serve as Senior Vice President of Sales & Marketing and his employment may be terminated with or without cause by either party. Mr. Parker is eligible to receive an annual bonus with a target of 40% of his base compensation.

         If Mr. Parker is terminated without cause, Operating will pay Mr. Parker one year's salary and a prorated bonus for the year of termination of employment.

         If a "Change of Control" (as defined in the respective letter agreement) occurs, if Mr. Parker's employment is terminated for any reason other than for cause or in the event of death or disability all Performance Units (as defined in the respective letter agreement) shall immediately vest in full with the value of each Unit determined by the respective letter agreement.

         EMPLOYMENT ARRANGEMENT WITH EXECUTIVE OFFICER VITO J. STELLATO. Effective January 4, 1999, Vito J. Stellato ("Mr. Stellato") received certain letter agreements from Operating. Mr. Stellato's letter agreements provide that he will serve as Senior Vice President of Human Resources and his employment may be terminated with or without cause by either party. Mr. Stellato is eligible to receive an annual bonus with a target of 40% of his base compensation.

         If Mr. Stellato is terminated without cause, Operating will pay Mr. Stellato two years' salary and a prorated bonus for the year of termination of employment.

         If a "Change of Control" (as defined in the respective letter agreements) occurs, if Mr. Stellato's employment is terminated for any reason other than for cause or in the event of death or disability all Performance Units (as defined in the respective letter agreement) shall immediately vest in full with the value of each Unit determined by the respective letter agreement.

         EMPLOYMENT ARRANGEMENT WITH EXECUTIVE OFFICER DEBORA A. PFAFF. Effective January 1, 1999, Debora A. Pfaff, Vice President of Operations, ("Ms. Pfaff") entered into a Severance

Agreement, as amended by a First Amendment to Severance Agreement dated January 2000 with Meditrust. The Severance Agreement provides that Ms. Pfaff shall remain with Meditrust as Vice President of Operations until December 31, 2002 (the "Anticipated Termination Date") and continue to implement the strategic plan of The Meditrust Companies.

         If Ms. Pfaff's employment is terminated by Ms. Pfaff for "good reason," or if Meditrust terminates her employment without "cause," Meditrust will pay Ms. Pfaff a severance payment based upon her base salary and bonus for the three
(3) immediately preceding fiscal years. Ms. Pfaff shall be eligible to be paid a bonus up to 100% of her base salary on December 31, 2000, December 31, 2001, and December 31, 2002, provided, however, that with respect to each such bonus payment, 80% of each such bonus shall be based on performance criteria and 20% of each such bonus payment shall be discretionary. If Ms. Pfaff is terminated other than "For Good Cause" or in a "Termination for Good Reason" prior to the Anticipated Termination Date, Ms. Pfaff shall be paid the maximum bonus payments that would have been paid on December 31st of each year after such termination.

         If a "Change of Control" (as defined in the Severance Agreement) occurs and Ms. Pfaff's employment is terminated for any reason other than death, disability or voluntary resignation within nine (9) months following such Change in Control, Meditrust must pay Ms. Pfaff a lump sum amount equal to MS. Pfaff's Severance Payment and all stock options and other stock-based awards and performance units will become immediately exercisable or non-forfeitable.

         EMPLOYMENT SEPARATION AGREEMENT WITH FORMER CHIEF EXECUTIVE OFFICER DAVID F. BENSON. On January 28, 2000, David F. Benson and The Meditrust Companies entered into a separation agreement terminating the Employment Agreement entered into as of January 1, 1999, by and between Meditrust and Mr. Benson, (the "Separation Agreement"). The Separation Agreement governs the separation of Mr. Benson from The Meditrust Companies and confirms his resignation from the office of Chief Executive Officer of Meditrust. As part of the Separation Agreement Mr. Benson received a severance payment of $8,995,000 in cash and 155,000 Shares (which represented the vesting of previously awarded Performance Units), and, to the extent he had participated in such plans prior to the separation, the continuation for a five year period of participation in The Meditrust Companies' group health and dental plans and in the life and disability insurance plans. Both Mr. Benson and The Meditrust Companies agreed to release and discharge all charges, complaints, claims, causes of action, damages and debts that related in any manner to Mr. Benson's employment with or termination of employment from The Meditrust Companies. As part of the Separation Agreement Mr. Benson agreed to provide consulting services to The Meditrust Companies for a ten (10) month period for which The Meditrust Companies agreed to pay him a fee of $400,000.

         EMPLOYMENT SEVERANCE ARRANGEMENT WITH FORMER EXECUTIVE OFFICER B.G. MOORE. Effective January 4, 1999, B.G. Moore ("Mr. Moore") received certain letter agreements from Operating. Mr. Moore's letter agreements provided that he would serve as Vice President and Chief Information Officer of La Quinta Inns, Inc. Mr. Moore ceased to serve in such capacity effective January 2001. Pursuant to certain letter agreements, Mr. Moore received a severance payment of two years salary and the full vesting of performance shares previously earned.

         EMPLOYMENT RELEASE AGREEMENT WITH FORMER EXECUTIVE OFFICERS MICHAEL S. BENJAMIN AND LAURIE T. GERBER. Effective December 19, 2000, Michael S. Benjamin and Laurie T. Gerber (each an " Executive") entered into Release Agreements terminating their Employment Agreements entered into as of January 1, 1999, by and between each Executive and Meditrust. The Release Agreements govern the separation of each Executive from Meditrust and confirm the resignation of Mr. Benjamin as Senior Vice President and Secretary and Ms. Gerber as Chief Financial Officer. Pursuant to their respective Employment Agreements each Executive received a Severance Payment under their respective Release Agreement. Mr. Benjamin received a Severance Payment of $4,745,421 in cash and 90,000 Shares (which represent the vesting of previously awarded Performance Units). Ms. Gerber received a Severance Payment of $4,357,835 in cash and 90,000 Shares (which represent the vesting of previously awarded Performance Units).

The Executives each received medical and dental coverage for three years. Each Executive and Meditrust agreed to release and discharge all charges, complaints, claims, causes of action, damages and debts that related in any manner to either Executive's employment with or termination of employment from Meditrust.

Compensation Committee Interlocks and Insider Participation

         Meditrust and Operating have each established a Compensation Committee consisting of Messrs. Stephen E. Merrill, William C. Baker, Clive D. Bode, Francis W. Cash and John C. Cushman, III. Mr. Baker, the former Chief Executive Officer, President and Treasurer of Operating, ceased to serve in such capacity in April 2000. Mr. Cash has been the Chief Executive Officer and President of Meditrust and Operating since April, 2000. Messrs. Merrill, Bode and Cushman are not, and have not been, officers or employees nor do they have any other business relationship or affiliation with The Meditrust Companies, other than through serving on the Board of Directors. Messrs. Merrill, Bode and Cushman have not had any relationships with either Meditrust or Operating requiring disclosure under applicable rules and regulations.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal and Management Shareholders of The Meditrust Companies

         The following table sets forth as of December 31, 2000 except as otherwise noted, the number of Shares beneficially owned, directly or indirectly, by (i) each of the Directors of each of The Meditrust Companies,
(ii) all persons who served as chief executive officer of either of The Meditrust Companies for the year ended December 31, 2000, (iii) each of the named executive officers for the year ended December 31, 2000, (iv) all Directors and current executive officers of The Meditrust Companies as a group, and (v) all persons who, to the knowledge of The Meditrust Companies, beneficially own five percent or more of the Shares as of December 31, 2000. Unless otherwise indicated, all information concerning beneficial ownership was provided by the respective Director, executive officer or five percent beneficial owner, as the case may be. All Directors and current executive officers have a mailing address of La Quinta Inns, Inc., 909 Hidden Ridge, Suite 600, Irving, TX 75038.


                                                                Amount and Nature of
Name of Beneficial Owner                                      Beneficial Ownership(1)           Percent of Class
------------------------                                      -----------------------           ----------------
DIRECTORS AND CURRENT EXECUTIVE OFFICERS:
     William C. Baker                                                176,400                            *
     Clive D. Bode                                                   865,000                            *
     William G. Byrnes                                               211,517                            *
     Francis W. Cash                                                 500,000                            *
     James P. Conn                                                    84,909                            *
     John C. Cushman, III                                            332,817(2)                         *
     Stephen E. Merrill                                               37,565                            *
     Michael F. Bushee                                               106,178                            *
     David L. Rea                                                    300,000                            *
     John F. Schmutz                                                  47,827                            *
     Debora A. Pfaff                                                  32,442                            *
     Stephen Parker                                                   50,000                            *
     Vito J. Stellato                                                 30,265                            *
     Bobby G. Moore, III                                              33,333                            *
All Directors and current executive officers of
The Meditrust Companies as a group                                 2,808,253(3)                       2.0%

5% SHAREHOLDERS:
     Joint Schedule 13G-A Filing(4):

     Sid R. Bass, Inc.                                             2,442,067(5)                       1.7%
     Lee M. Bass, Inc.                                             2,442,067(6)                       1.7%
     The Bass Management Trust                                     2,714,164(7)                       1.9%
     The Airlie Group, L.P.                                          269,633(8)(9)
     William P. Hallman, Jr.                                         300,002(10)
     Annie R. Bass Grandson's Trust for Lee M. Bass                  527,188(11)
     Annie R. Bass Grandson's Trust for Sid R. Bass                  527,188(12)
     Peter Sterling                                                  337,600(13)
     Hyatt Anne Bass Successor Trust                               1,013,918(14)
     Samantha Sims Bass Successor Trust                            1,013,918(15)
     TF Investors, L.P.                                               32,783(16)
     FW Trinity Limited Investors, L.P.                              419,398(17)
     Sterling 1990 Trust                                             106,999(18)
     Lee C. Hallman Trust                                             30,000(19)
     Mary S. Hallman Trust                                            30,000(20)
     William P. Hallman III Trust                                     30,000(21)
     Herbert T. Hughes                                                45,000

         Total                                                    12,281,925                          8.5%







     Merrill Lynch & Co., Inc.                                    14,516,387(22)                     10.1%
     ------------------------

FORMER EXECUTIVE OFFICERS:

     Michael S. Benjamin                                             104,527                            *
     David F. Benson                                                 179,835                            *
     Laurie T. Gerber                                                 95,634                            *

*        Denotes less than 1%.

(1) Unless otherwise indicated, the number of Shares stated as being owned beneficially includes (i) Shares beneficially owned by spouses, minor children and/or other relatives in which the Director or officer may share voting power and (ii) any of the Shares listed as being subject to options exercisable within sixty days of December 31, 2000

(2) Includes 306,591 Shares beneficially owned by Mr. Cushman as Trustee of the Cushman Family Trust

(3) Does not include an aggregate of 8,701 Shares owned by or for parents, spouses or children, as to which Shares the Directors or officers disclaim any beneficial interest.

(4) Information reported in a Schedule 13G-A filed February 14, 2001. The principal business office for each reporting person set forth in the
      Schedule 13G-A is 201 Main Street, Suite 3200, Fort Worth, Texas 76102. Clive D. Bode, The Meditrust Companies' Chairman, is also a reporting person within the Schedule 13G-A, although, for purposes of this table, his shares are presented above under the heading "Directors and Current Executive Officers." The aggregate number of shares reported in this
      Schedule 13G-A, including Mr. Bode's 865,000 shares, is 12,281,925 or 8.8% of the class.

(5) Mr. Sid R. Bass, solely in his capacity as President of Sid R. Bass, Inc., may also be deemed a beneficial owner of such Shares.

(6) Mr. Lee M. Bass, solely in his capacity as President of Lee M. Bass, Inc., may also be deemed a beneficial owner of such Shares.

(7) Mr. Perry R. Bass, solely in his capacity as sole Trustee and as one of two trustors of The Bass Management Trust, may also be deemed a beneficial owner of such Shares.

(8) Mr. Dort A. Cameron, III, solely in his capacity as one of two general partners of EBD L.P., which is the sole general partner of The Airlie Group, L.P., may also be deemed a beneficial owner of such Shares.

(9) Mr. William P. Hallman, Jr., solely in his capacity as President and sole stockholder of TMT-FW, Inc., which is one of two general partners of EBD L.P., which is the sole general partner of The Airlie Group, L.P., may also be deemed a beneficial owner of such Shares.

(10) This amount does not include (a) 527,188 Shares held by Annie R. Bass Grandson's Trust for Lee M. Bass of which Mr. Hallman is the Trustee, (b) 527,188 Shares held by Annie R. Bass Grandson's Trust for Sid R. Bass of which Mr. Hallman is the Trustee, (c) 32,783 Shares held by TF Investors, L.P., which is indirectly controlled by Trinity Capital Management, Inc., of which Mr. Hallman is the President and sole stockholder, (d) 269,633 Shares held by The Airlie Group, L.P., which is indirectly controlled by TMT-FW, Inc. of which Mr. Hallman is the President and sole stockholder,
      (e) 106,999 Shares held by the 1990 Sterling Trust, of which Mr. Hallman is a trusteee and (f) 419,398 Shares held by FW Trinity Limited Investors, L.P., which is indirectly controlled by TF-FW Investors, Inc. of which Mr. Hallman is President and one of two stockholders.

(11) Mr. Hallman, solely in his capacity as Trustee of the Annie R. Bass Grandson's Trust for Lee M. Bass, may also be deemed a beneficial owner of such Shares.

(12) Mr. Hallman, solely in his capacity as Trustee of the Annie R. Bass Grandson's Trust for Sid R. Bass, may also be deemed a beneficial owner of such Shares.

(13) This amount does not include 419,398 Shares held by FW Trinity Limited Investors, L.P., whose sole general partner is TF-TW Investors, Inc., of which Mr. Sterling is one of two stockholders.

(14) Panther City Production Company, solely in its capacity as sole shareholder of Panther City Investment Company, the Trustee of the Hyatt Anne Bass Successor Trust, may also be deemed a beneficial owner of such Shares.

(15) Panther City Production Company, solely in its capacity as sole shareholder of Panther City Investment Company, the Trustee of Samantha Sims Bass Successor Trust, may also be deemed a beneficial owner of such Shares.

(16) Mr. Hallman, solely in his capacity as President and sole stockholder of Trinity Capital Management, Inc., the sole general partner of TF Investors, L.P., may also be deemed a beneficial owner of such Shares.

(17) Mr. Hallman, solely in his capacity as President and one of two stockholders of TF-FW Investors, Inc., which is the sole general partner of FW Trinity Limited Investors, L.P., may also be deemed a beneficial owner of such Shares. Mr. Sterling, solely in his capacity as one of two stockholders of TF-TW Investors, Inc., which is the sole general partner of FW Trinity Limited Investors, L.P., may also be deemed a beneficial owner of such Shares.

(18) Mr. Hallman, solely in his capacity as Trustee of the Sterling 1990 Trust, may also be deemed a beneficial owner of such Shares.

(19) Mr. W. R. Cotham, solely in his capacity as Trustee of the Lee C. Hallman Trust, may also be deemed a beneficial owner of such Shares.

(20) Mr. W. R. Cotham, solely in his capacity as Trustee of the Mary S. Hallman Trust, may also be deemed a beneficial owner of such Shares.

(21) Mr. W. R. Cotham solely in his capacity as Trustee of the William P. Hallman III Trust, may also be deemed a beneficial owner of such Shares.

(22) Information provided is based solely on information contained in a Schedule 13G/A filed by Merrill Lynch & Co., Inc. on behalf of Merrill Lynch Investment Managers, on February 6, 2001.

The information reflected for certain beneficial owners listed under the heading "5% Shareholders" is based on statements and reports filed with the SEC and furnished to The Meditrust Companies by such holders. No independent investigation concerning the accuracy thereof has been made by The Meditrust Companies.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On March 4, 1998, Meditrust provided acquisition financing in the amount of $24,228,723 to an entity in which Mr. Bushee owns a 2.5% equity interest, for the development of 134 acres of land in Jupiter, Florida. The loan balance on April 27, 2001 was $10,085,092.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MEDITRUST CORPORATION

                                       By: /s/ David L. Rea
                                           -----------------------------
                                           David L. Rea
                                           Chief Financial Officer and
                                           Treasurer

Dated:   April 30, 2001

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MEDITRUST OPERATING COMPANY

                                       By: /s/ David L. Rea
                                           -----------------------------
                                           David L. Rea
                                           Chief Financial Officer and
                                           Treasurer

Dated:   April 30, 2001

                           EXHIBITS INDEX

    EXHIBIT NO.                                  TITLE                                METHOD OF FILING
--------------------       ---------------------------------------------      ---------------------------------
       10.1                Pfaff Severance Letter Agreement                   Included in this filing

       10.2                Pfaff Severance Agreement                          Included in this filing

       10.3                First Amendment to Pfaff Severance Agreement       Included in this filing

       10.4                Schmutz Severance Letter Agreement                 Included in this filing

       10.5                Form of Performance Units Award Letter Agreement   Included in this filing