Form 10-Q
period 2001-03-31
MEDITRUST CORP; MEDITRUST OPERATING CO
filed 2001-05-10
CIK 314661, 313749

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


             Commission file number 0-9109                            Commission file number 0-9110

                 MEDITRUST CORPORATION                                 MEDITRUST OPERATING COMPANY
(Exact name of registrant as specified in its             (Exact name of registrant as specified in it charter)
charter)

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

              909 HIDDEN RIDGE, SUITE 600                              909 HIDDEN RIDGE, SUITE 600
                    IRVING, TX 75038                                        IRVING, TX 75038
 (Address of principal executive offices, including zip    (Address of principal executive offices, including
                         code)                                                  zip code)

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

The number of shares outstanding of each of the issuers' classes of common stock, as of the close of business on April 27, 2001, were:

Meditrust Corporation:              144,341,666
Meditrust Operating Company:        143,036,289

                             THE MEDITRUST COMPANIES
                                    FORM 10-Q
                                      INDEX


                                                                                                                  PAGE

Part I.        Financial Information

               Item 1. Financial Statements

               The Meditrust Companies

                  Combined Consolidated Balance Sheets as of March 31, 2001
                  (unaudited) and December 31, 2000................................................................ 1

                  Combined Consolidated Statements of Operations for the three months ended March 31, 2001 (unaudited) and 2000 (unaudited)............................................ 2

                  Combined Consolidated Statements of Cash Flows for the three months ended March 31, 2001 (unaudited) and 2000 (unaudited)..................................... 3

                Meditrust Corporation

                  Consolidated Balance Sheets as of March 31, 2001 (unaudited)
                  and December 31, 2000............................................................................ 4

                  Consolidated Statements of Operations for the three months ended
                  March 31, 2001 (unaudited) and 2000 (unaudited).................................................. 5

                  Consolidated Statements of Cash Flows for the three months ended
                  March 31, 2001 (unaudited) and 2000 (unaudited).................................................. 6

                Meditrust Operating Company

                  Consolidated Balance Sheets as of March 31, 2001 (unaudited)
                  and December 31, 2000............................................................................ 7

                  Consolidated Statements of Operations for the three months ended March 31, 2001 (unaudited) and 2000 (unaudited)............................................ 8

                  Consolidated Statements of Cash Flows for the three months ended
                  March 31, 2001 (unaudited) and 2000 (unaudited).................................................. 9

                Notes to Combined Consolidated Financial Statements (unaudited).................................... 10

                Item 2. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations............................................................................ 26

                Item 3. Quantitative and Qualitative Disclosures About Market Risk................................. 41

Part II.        Other Information

                Item 6. Exhibits and Reports on Form 8-K........................................................... 41

                Signatures......................................................................................... 42


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             THE MEDITRUST COMPANIES
                      COMBINED CONSOLIDATED BALANCE SHEETS

                                                                                               MARCH 31,           DECEMBER 31,
                                                                                          --------------------   ------------------
      (IN THOUSANDS, EXCEPT PER SHARE DATA)                                                      2001                  2000
                                                                                          --------------------   ------------------
      ASSETS:                                                                                 (unaudited)
      Real estate investments, net ...................................................          $ 3,322,002           $ 3,352,676
      Cash and cash equivalents.......................................................               36,396                38,993
      Fees, interest and other receivables............................................               60,547                73,476
      Goodwill, net...................................................................              452,104               457,789
      Other assets, net...............................................................              161,863               170,213
                                                                                          --------------------   ------------------
               Total assets...........................................................          $ 4,032,912           $ 4,093,147
                                                                                          ====================   ==================

      LIABILITIES:
      Indebtedness:
          Notes payable, net..........................................................          $ 1,013,806           $ 1,013,640
          Convertible debentures, net.................................................               53,942               136,915
          Bank notes payable, net.....................................................              486,176               397,827
          Bonds and mortgages payable, net............................................               33,778                42,077
                                                                                          --------------------   ------------------
            Total indebtedness........................................................            1,587,702             1,590,459
                                                                                          --------------------   ------------------

      Accounts payable, accrued expenses and other liabilities........................              137,274               179,877
                                                                                          --------------------   ------------------
            Total liabilities.........................................................            1,724,976             1,770,336
                                                                                          --------------------   ------------------

      COMMITMENTS AND CONTINGENCIES
      SHAREHOLDERS' EQUITY:
          Meditrust Corporation Preferred Stock, $0.10 par value; 6,000 shares authorized; 701 shares issued and outstanding at March 31, 2001
                and December 31, 2000.................................................                   70                    70
          Paired Common Stock, $0.20 combined par value; 500,000 shares authorized;  143,008 and 142,905 paired shares issued and outstanding
                at March 31, 2001 and December 31, 2000, respectively.................               28,603                28,580
          Additional paid-in-capital..................................................            3,659,662             3,659,339

          Unearned compensation.......................................................               (4,489)               (4,911)

          Accumulated other comprehensive income......................................                 (812)                 (985)
          Distributions in excess of net income.......................................           (1,375,098)           (1,359,282)
                                                                                          --------------------   ------------------
             Total shareholders' equity...............................................            2,307,936             2,322,811
                                                                                          --------------------   ------------------
                 Total liabilities and shareholders' equity...........................          $ 4,032,912           $ 4,093,147
                                                                                          ====================   ==================

The accompanying notes, together with the Notes to the Combined Consolidated
    Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 2000, are an integral part of these financial statements.

                             THE MEDITRUST COMPANIES
                 COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------------------------
      (IN THOUSANDS, EXCEPT PER SHARE DATA)                                                2001                   2000
                                                                                  ----------------------- ----------------------
      REVENUE:
        Hotel...................................................................           $ 152,996              $ 149,747
        Rental..................................................................              27,194                 31,995
        Interest................................................................               9,263                 31,890
                                                                                  ----------------------- ----------------------
                                                                                             189,453                213,632
                                                                                  ----------------------- ----------------------
      EXPENSES:
        Hotel operations........................................................              74,400                 70,626
        Interest................................................................              34,936                 55,236
        Depreciation and amortization...........................................              35,300                 36,739
        Amortization of goodwill................................................               5,686                  5,699
        General and administrative..............................................              12,161                 11,231
        Rental property operations..............................................               7,804                  7,643
        Loss on sale of assets..................................................                  54                  3,812
        Impairment of real estate assets, mortgages and notes receivable........              21,088                      -
        Other...................................................................              10,020                 12,364
                                                                                  ----------------------- ----------------------
                                                                                             201,449                203,350
                                                                                  ----------------------- ----------------------

      (LOSS) INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND
           CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE..................             (11,996)                10,282
      Income tax expense........................................................                 176                      -
                                                                                  ----------------------- ----------------------
      (LOSS) INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF                       (12,172)                10,282
           CHANGE IN ACCOUNTING PRINCIPLE.......................................
      EXTRAORDINARY ITEM:
           Gain on early extinguishments of debt................................                   -                  1,394
      CUMULATIVE EFFECT ON PRIOR YEARS (TO DECEMBER 31, 2000)
           OF CHANGE IN ACCOUNTING PRINCIPLE....................................                 856                      -
                                                                                  ----------------------- ----------------------
      NET (LOSS) INCOME.........................................................             (11,316)                11,676
           Preferred stock dividends............................................              (4,500)                (4,500)
                                                                                  ----------------------- ----------------------
      NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS........................           $ (15,816)               $ 7,176
                                                                                  ======================= ======================

      BASIC (LOSS) EARNINGS PER PAIRED COMMON SHARE:
        (Loss) income available to Common Shareholders
            before extraordinary item...........................................           $   (0.12)               $  0.04
        Gain on early extinguishments of debt...................................                   -                   0.01
        Cumulative effect on prior years of change in accounting principle......                0.01                      -
                                                                                  ----------------------- ----------------------
        Net (loss) income.......................................................           $   (0.11)               $  0.05
                                                                                  ======================= ======================

      DILUTED (LOSS) EARNINGS PER PAIRED COMMON SHARE:
        (Loss) income available to Common Shareholders                                     $   (0.12)               $  0.04
            before extraordinary item..........................................
        Gain on early extinguishments of debt...................................                   -                   0.01
        Cumulative effect on prior years of change in accounting principle......                0.01                      -
                                                                                  ----------------------- ----------------------
        Net (loss) income.......................................................           $   (0.11)               $  0.05
                                                                                  ======================= ======================


The accompanying notes, together with the Notes to the Combined Consolidated
    Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 2000, are an integral part of these financial statements.

                             THE MEDITRUST COMPANIES
                 COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                     FOR THE THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                -----------------------------------
     (IN THOUSANDS)                                                                                  2001               2000
                                                                                                ----------------   ----------------

     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income.......................................................................       $ (11,316)          $ 11,676
     Adjustments to reconcile net (loss) income to net cash provided by operating activities:
          Depreciation of real estate........................................................          31,473             32,409
          Goodwill amortization..............................................................           5,686              5,699
          Loss on sale of assets.............................................................              54              3,812
          Shares issued for compensation.....................................................             345                  -
          Gain on early extinguishments of debt..............................................               -             (2,174)
          Other depreciation, amortization and other items, net .............................           5,737              6,453
          Other non-cash items...............................................................          30,983              2,303
                                                                                                ----------------   ----------------
     Cash Flows from Operating Activities Available for Distribution.........................          62,962             60,178
          Net change in other assets and liabilities.........................................         (53,265)           (31,918)
                                                                                                ----------------   ----------------
               Net cash provided by operating activities.....................................           9,697             28,260
                                                                                                ----------------   ----------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings on bank notes payable..........................................          95,000            112,000
     Repayment of bank notes payable.........................................................          (7,737)          (228,464)
     Repayment of notes payable..............................................................               -            (32,845)
     Repayment of convertible debentures.....................................................         (82,992)            (9,781)
     Equity offering and debt issuance costs.................................................               -               (500)
     Principal payments on bonds and mortgages payable.......................................          (8,173)           (16,327)
     Dividends/distributions to shareholders.................................................          (4,500)            (4,500)
                                                                                                ----------------   ----------------
               Net cash used in financing activities.........................................          (8,402)          (180,417)
                                                                                                ----------------   ----------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
     Real estate capital expenditures and development funding ...............................         (12,979)            (7,534)
     Investment in real estate mortgages and development funding ............................               -               (161)
     Prepayment proceeds and principal payments received on real estate mortgages............             750             18,461
     Proceeds from sale of assets............................................................             600            180,994
     Proceeds from sale of securities........................................................           7,737                  -
     Payment of costs related to prior year asset sales......................................               -            (25,879)
     Working capital and notes receivable advances, net of repayments and collections........               -             (9,387)
                                                                                                ----------------   ----------------
              Net cash (used in) provided by investing activities............................          (3,892)           156,494
                                                                                                ----------------   ----------------
              Net (decrease) increase in cash and cash equivalents...........................          (2,597)             4,337
     Cash and cash equivalents at:
     Beginning of period.....................................................................          38,993              7,220
                                                                                                ----------------   ----------------
     End of period...........................................................................        $ 36,396           $ 11,557
                                                                                                ================   ================


Supplemental disclosure of cash flow information (Note 2)

The accompanying notes, together with the Notes to the Combined Consolidated
    Financial Statements contained within the Companies' Form 10-K and for the year ended December 31, 2000, are an integral part of these financial statements.

                              MEDITRUST CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                      MARCH 31,                DECEMBER 31,
                                                                                 -------------------       -------------------
     (IN THOUSANDS, EXCEPT PER SHARE DATA)                                              2001                      2000
                                                                                 -------------------       -------------------
     ASSETS:                                                                        (unaudited)
     Real estate investments, net..............................................        $ 3,302,644               $ 3,333,168
     Cash and cash equivalents.................................................             36,386                    38,991
     Fees, interest and other receivables......................................             38,725                    56,829
     Goodwill, net.............................................................            423,643                   429,134
     Rent and royalties receivable from Meditrust Operating Company............            140,532                    63,516
     Due from Meditrust Operating Company......................................                  -                    27,679
     Other assets, net.........................................................            108,215                   117,275
                                                                                 -------------------       -------------------
               Total assets....................................................        $ 4,050,145               $ 4,066,592
                                                                                 ===================       ===================
     LIABILITIES:
     Indebtedness:
         Notes payable, net....................................................        $ 1,013,806               $ 1,013,640
         Convertible debentures, net...........................................             53,942                   136,915
         Bank notes payable, net...............................................            486,176                   397,827
         Bonds and mortgages payable, net......................................             33,778                    42,077
                                                                                 -------------------       -------------------
              Total indebtedness...............................................          1,587,702                 1,590,459
                                                                                 -------------------       -------------------

     Due to Meditrust Operating Company........................................             28,747                         -
     Accounts payable, accrued expenses and other liabilities..................             72,425                   110,545
                                                                                 -------------------       -------------------
           Total liabilities...................................................          1,688,874                 1,701,004
                                                                                 -------------------       -------------------

     COMMITMENTS AND CONTINGENCIES
     SHAREHOLDERS' EQUITY:
         Preferred Stock, $0.10 par value; 6,000 shares authorized; 701 shares issued and outstanding at March 31, 2001 and
               December 31, 2000...............................................                 70                        70
         Common Stock, $0.10 par value; 500,000 shares authorized; 144,313 and 144,210 shares issued and outstanding at March 31, 2001 and
           December 31, 2000, respectively ....................................             14,432                    14,421
         Additional paid-in-capital............................................          3,592,640                 3,592,306
           Unearned compensation...............................................             (2,240)                   (2,526)
           Accumulated other comprehensive income..............................                173                         -
         Distributions in excess of net income.................................         (1,243,804)               (1,238,683)
                                                                                 -------------------       -------------------
           Total shareholders' equity..........................................          2,361,271                 2,365,588
                                                                                 -------------------       -------------------
             Total liabilities and shareholders' equity........................        $ 4,050,145               $ 4,066,592
                                                                                 ===================       ===================


The accompanying notes, together with the Notes to the Combined Consolidated
    Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 2000, are an integral part of these financial statements.

                              MEDITRUST CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                    ------------------------------------------
         (IN THOUSANDS, EXCEPT PER SHARE DATA)                                              2001                 2000
                                                                                    --------------------  --------------------

         REVENUE:
           Rental ................................................................           $ 27,194            $ 31,995
           Interest...............................................................              9,257              31,853
           Rent from Meditrust Operating Company..................................             71,568              68,880
           Interest from Meditrust Operating Company..............................                  -                 141
           Royalty from Meditrust Operating Company...............................              5,448               4,873
           Hotel .................................................................              3,055               2,791
                                                                                    --------------------  --------------------
                                                                                              116,522             140,533
                                                                                    --------------------  --------------------
           EXPENSES:
           Hotel operations.......................................................              1,442               1,325
           Interest...............................................................             34,857              55,125
           Depreciation and amortization..........................................             32,726              33,663
           Amortization of goodwill...............................................              5,492               5,505
           General and administrative.............................................              4,340               3,999
           Rental property operations.............................................              7,804               7,643
           Loss on sale of assets.................................................                 54               3,812
           Impairment of real estate assets, mortgages and notes receivable.......             21,088                   -
           Other .................................................................             10,020              12,364
                                                                                    --------------------  --------------------
                                                                                              117,823             123,436
                                                                                    --------------------  --------------------
         (LOSS) INCOME BEFORE INCOME TAXES,  EXTRAORDINARY ITEM AND                            (1,301)             17,097
              CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE................
         Income tax expense........................................................               176                   -
                                                                                    --------------------  --------------------
         (LOSS) INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF                      (1,477)             17,097
              CHANGE IN ACCOUNTING PRINCIPLE.......................................
         EXTRAORDINARY ITEM:
              Gain on early extinguishments of debt..............................                   -               1,394
         CUMULATIVE EFFECT ON PRIOR YEARS (TO DECEMBER 31, 2000)
              OF CHANGE IN ACCOUNTING PRINCIPLE..................................                 856                   -
                                                                                    --------------------  --------------------
         NET (LOSS) INCOME.......................................................                (621)             18,491
              Preferred stock dividends..........................................              (4,500)             (4,500)
                                                                                    --------------------  --------------------
         NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS......................            $ (5,121)           $ 13,991
                                                                                    ====================  ====================

         BASIC (LOSS) EARNINGS PER PAIRED COMMON SHARE:
              (Loss) income available to Common Shareholders
                   before extraordinary item...................................               $ (0.04)            $  0.09
              Gain on early extinguishments of debt............................                     -                0.01

              Cumulative effect on prior years of change in accounting principle                 0.01                   -
                                                                                    --------------------  --------------------
              Net (loss) income................................................               $ (0.03)            $  0.10
                                                                                    ====================  ====================

         DILUTED (LOSS) EARNINGS PER PAIRED COMMON SHARE:
              (Loss) income available to Common Shareholders
                   before extraordinary item...................................               $ (0.04)            $  0.09
              Gain on early extinguishments of debt............................                     -                0.01

              Cumulative effect on prior years of change in accounting principle                 0.01                   -
                                                                                    --------------------  --------------------
              Net (loss) income................................................               $ (0.03)             $ 0.10
                                                                                    ====================  ====================


The accompanying notes, together with the Notes to the Combined Consolidated
    Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 2000, are an integral part of these financial statements.

                              MEDITRUST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  FOR THE THREE MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                            --------------------------------------
    (IN THOUSANDS)                                                                                2001                 2000
                                                                                            -----------------    -----------------

    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                                               $ (621)            $ 18,491
    Adjustments to reconcile net (loss) income to net cash provided by operating activities:
         Depreciation of real estate.....................................................           31,303               32,239
         Goodwill amortization...........................................................            5,492                5,505
         Loss on sale of assets..........................................................               54                3,812
         Gain on early extinguishments of debt...........................................                -               (2,174)
         Shares issued for compensation..................................................              345                    -
         Other depreciation, amortization and other items, net...........................            3,153                3,524
         Other non-cash items............................................................           30,983                2,303
                                                                                            -----------------    -----------------
    Cash Flows from Operating Activities Available for Distribution......................           70,709               63,700
         Net change in other assets and liabilities .....................................          (61,041)             (35,240)
                                                                                            -----------------    -----------------
              Net cash provided by operating activities..................................            9,668               28,460
                                                                                            -----------------    -----------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings on bank notes payable.......................................           95,000              112,000
    Repayment of bank notes payable......................................................           (7,737)            (228,464)
    Repayment of notes payable...........................................................                -              (32,845)
    Repayment of convertible debentures..................................................          (82,992)              (9,781)
    Equity offering and debt issuance costs..............................................                -                 (500)
    Intercompany lending, net............................................................                -                  (59)
    Principal payments on bonds and mortgages payable....................................           (8,173)             (16,327)
    Dividends/distributions to shareholders..............................................           (4,500)              (4,500)
                                                                                            -----------------    -----------------
        Net cash used in financing activities............................................           (8,402)            (180,476)
                                                                                            -----------------    -----------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
    Real estate capital expenditures and development funding ............................          (12,958)              (7,475)
    Investment in real estate mortgages and development funding..........................                -                 (161)
    Prepayment proceeds and principal payments received on real estate mortgages.........              750               18,461
    Payment of costs related to prior year asset sales...................................                -              (25,879)
    Proceeds from sale of assets.........................................................              600              180,994
    Proceeds from sale of securities.....................................................            7,737                    -
    Working capital and notes receivable advances, net of repayments and
          collections....................................................................                -               (9,387)
                                                                                            -----------------    -----------------
        Net cash provided by (used in) investing activities..............................           (3,871)             156,553
                                                                                            -----------------    -----------------
        Net increase (decrease) in cash and cash equivalents.............................           (2,605)               4,537
    Cash and cash equivalents at:
    Beginning of period..................................................................           38,991                5,779
                                                                                            -----------------    -----------------
    End of period........................................................................         $ 36,386             $ 10,316
                                                                                            =================    =================

Supplemental disclosure of cash flow information (Note 2)

The accompanying notes, together with the Notes to the Combined Consolidated
    Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 2000, are an integral part of these financial statements.

                           MEDITRUST OPERATING COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                                         MARCH 31,              DECEMBER 31,
                                                                                    --------------------     -------------------
       (IN THOUSANDS, EXCEPT PER SHARE DATA)                                               2001                     2000
                                                                                    --------------------     -------------------
       ASSETS:                                                                          (unaudited)
       Cash and cash equivalents..................................................          $     10                 $     2
       Fees, interest and other receivables.......................................            21,822                  16,647
       Due from Meditrust Corporation.............................................            28,747                       -
       Other current assets, net..................................................             9,552                   9,613
                                                                                    --------------------     -------------------
            Total current assets..................................................            60,131                  26,262

       Investment in common stock of Meditrust Corporation........................            37,581                  37,581
       Goodwill, net..............................................................            28,461                  28,655
       Property, plant and equipment, less accumulated depreciation
           of $10,954 and $9,339, respectively....................................            57,113                  56,125
       Other non-current assets...................................................             6,592                   6,959
                                                                                    --------------------     -------------------
                      Total assets................................................         $ 189,878               $ 155,582
                                                                                    ====================     ===================
       LIABILITIES:
       Accounts payable...........................................................         $  28,259                $ 28,876
       Accrued payroll and employee benefits......................................            27,118                  30,767
       Accrued expenses and other current liabilities.............................             6,735                   6,516
       Rent and royalty payable to Meditrust Corporation..........................           140,532                  63,516
       Due to Meditrust Corporation...............................................                 -                  27,679
                                                                                    --------------------     -------------------
             Total current liabilities............................................           202,644                 157,354

       Other non-current liabilities..............................................             2,737                   3,173
                                                                                    --------------------     -------------------
             Total liabilities....................................................           205,381                 160,527
                                                                                    --------------------     -------------------

       COMMITMENTS AND CONTINGENCIES
       SHAREHOLDERS' EQUITY:
       Common Stock, $0.10 par value; 500,000 shares authorized; 143,019 and
            142,905 shares issued and outstanding at March 31, 2001 and
            December 31, 2000, respectively ......................................            14,302                  14,290
       Additional paid-in-capital.................................................           104,723                 104,734

       Unearned compensation......................................................            (2,249)                 (2,385)

       Accumulated other comprehensive income.....................................              (985)                   (985)
       Accumulated deficit........................................................          (131,294)               (120,599)
                                                                                    --------------------     -------------------
               Total shareholders' deficit........................................           (15,503)
                                                                                                                      (4,945)
                                                                                    --------------------     -------------------
                   Total liabilities and shareholders' equity.....................         $ 189,878               $ 155,582
                                                                                    ====================     ===================

The accompanying notes, together with the Notes to the Combined Consolidated
    Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 2000, are an integral part of these financial statements.

                           MEDITRUST OPERATING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                             FOR THE THREE MONTHS ENDED MARCH 31,
                                                                          ------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                              2001                 2000
                                                                          --------------------- --------------------
REVENUE:
 Hotel ...................................................................      $ 150,045            $ 147,046
 Interest ................................................................              6                   37
                                                                          --------------------- --------------------
                                                                                  150,051              147,083
                                                                          --------------------- --------------------
EXPENSES:
  Hotel operations ........................................................        73,038               69,391
  Depreciation and amortization ...........................................         2,574                3,076
  Amortization of goodwill  ...............................................           194                  194
  Interest and other ......................................................            79                  111
  Interest to Meditrust Corporation .......................................             -                  141
  General and administrative ..............................................         7,845                7,232
  Royalty to Meditrust Corporation ........................................         5,448                4,873
  Rent to Meditrust Corporation ...........................................        71,568               68,880
                                                                           --------------------- --------------------
                                                                                  160,746              153,898
                                                                           --------------------- --------------------
NET LOSS ..................................................................     $ (10,695)            $ (6,815)
                                                                           ===================== ====================

EARNINGS PER COMMON SHARE:
  Assuming no dilution ....................................................       $ (0.08)             $ (0.05)
  Assuming dilution........................................................       $ (0.08)             $ (0.05)


The accompanying notes, together with the Notes to the Combined Consolidated
    Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 2000, are an integral part of these financial statements.

                           MEDITRUST OPERATING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                          -----------------------------------------
                                                                                                 2001                 2000
                                                                                          -------------------  --------------------

      (IN THOUSANDS)
      CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss........................................................................         $ (10,695)            $ (6,815)
      Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
           Goodwill amortization......................................................               194                  194
           Other depreciation and amortization........................................             2,754                3,099
           Net change in other assets and liabilities.................................             7,776                3,322
                                                                                          -------------------  --------------------
                Net cash provided by (used in) operating activities...................                29                 (200)
                                                                                          -------------------  --------------------

      CASH FLOWS FROM FINANCING ACTIVITIES:
      Intercompany borrowing, net.....................................................                 -                   59
                                                                                          -------------------  --------------------
           Net cash provided by financing activities..................................                 -                   59
                                                                                          -------------------  --------------------

      CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital improvements to real estate.............................................               (21)                 (59)
                                                                                          -------------------  --------------------
           Net cash used in investing activities......................................               (21)                 (59)
                                                                                          -------------------  --------------------
           Net increase (decrease) in cash and cash equivalents.......................                 8                 (200)
      Cash and cash equivalents at:
      Beginning of period.............................................................                 2                1,441
                                                                                          -------------------  --------------------
      End of period...................................................................              $ 10              $ 1,241
                                                                                          ===================  ====================

      Supplemental disclosure of cash flow information (Note 2)

The accompanying notes, together with the Notes to the Combined Consolidated
    Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 2000, are an integral part of these financial statements.

                     MEDITRUST CORPORATION AND SUBSIDIARIES
                AND MEDITRUST OPERATING COMPANY AND SUBSIDIARIES

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

         In the opinion of Meditrust Corporation and subsidiaries ("Realty") and Meditrust Operating Company and subsidiaries ("Operating" and collectively with Realty the "Companies" or "The Meditrust Companies"), the accompanying unaudited combined consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001, the results of operations for the three month periods ended March 31, 2001 and 2000, and cash flows for the three month periods ended March 31, 2001 and 2000. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results which may be expected for any other interim period or for the entire year.

         Also, in the opinion of Realty, Operating and The Meditrust Companies, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See the Companies' Joint Annual Report on Form 10-K for the year ended December 31, 2000 for additional information relevant to significant accounting policies followed by the Companies.

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

         The consolidated financial statements of Realty and Operating include the accounts of the respective entity and its majority-owned subsidiaries, including unincorporated partnerships and joint ventures, after the elimination of all significant intercompany accounts and transactions.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

CHANGE IN ACCOUNTING PRINCIPLE

         The Companies use interest rate swap agreements to manage its exposure to interest rate risk. Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", was adopted by the Companies beginning January 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value.

         SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings and 7any derivatives that are not hedges must be adjusted to fair value through income. Adoption of these new accounting standards resulted in a net charge to earnings of $1,236,000 during the three months ended March 31, 2001 comprised of an increase in interest expense of approximately $2,092,000 and a partially offsetting entry to reflect the cumulative effect of a change in accounting principle (through December 31, 2000) of $856,000. Additionally, the adoption required the Companies to record a liability on the balance sheet to record the fair value of the interest rate swap at March 31, 2001.

RECLASSIFICATION

         Certain reclassifications have been made to the 2000 presentation to conform to the 2001 presentation.

                     MEDITRUST CORPORATION AND SUBSIDIARIES
                AND MEDITRUST OPERATING COMPANY AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.    SUPPLEMENTAL CASH FLOW INFORMATION

         Details of other non-cash items:

                                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                         -------------------------------------
(IN THOUSANDS)                                                                                 2001                2000
                                                                                         ------------------   ----------------
Provision for assets held for sale..................................................            $ 7,589               $ -
Provision for assets held for use...................................................              1,074                 -
Provision for loss on real estate mortgages and notes receivable....................             12,425                 -
Straight line rent..................................................................                  -              (442)
Provision for loss on interest and other receivables ...............................              9,475               284
Reserve for restructuring expenses..................................................                545                 -
Accelerated amortization of unearned compensation...................................                  -             2,461
Other...............................................................................               (125)                -
                                                                                          -----------------    ---------------
Total other non-cash items..........................................................           $ 30,983           $ 2,303
                                                                                          =================    ===============

     Details of interest paid and non-cash investing and financing transactions:

THE MEDITRUST COMPANIES:

                                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                            ------------------------------------
 (IN THOUSANDS)                                                                                   2001                2000
                                                                                            -----------------    ---------------

Interest paid during the period......................................................             $ 44,200            $ 81,360
Interest capitalized during the period...............................................                  208                 423
Non-cash investing and financing transactions:
     Non-cash proceeds of asset sale (see Note 3)....................................                    -              53,900
     Accumulated depreciation and provision for impairment of assets sold............                    -              78,387
     Increase in real estate mortgages net of participation reduction................                   (3)                 57
     Allowance for loan losses on prepaid mortgages..................................                    -               5,027
     Change in market value of equity securities ....................................                  173             (34,359)

MEDITRUST CORPORATION:

                                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                              -----------------------------------
(IN THOUSANDS)                                                                                       2001               2000
                                                                                              -----------------    --------------

Interest paid during the period......................................................             $ 44,164            $ 81,151
Interest capitalized during the period...............................................                  190                 325
Non-cash investing and financing transactions:
     Non-cash proceeds of asset sale (see Note 3)....................................                    -              53,900
     Accumulated depreciation and provision for impairment of assets sold............                    -              78,387
     Increase in real estate mortgages net of participation reduction................                   (3)                 57
     Allowance for loan losses on prepaid mortgages..................................                    -               5,027
     Change in market value of equity securities ....................................                  173             (34,359)


MEDITRUST OPERATING COMPANY:

                                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                              ----------------------------------
(IN THOUSANDS)                                                                                     2001               2000
                                                                                              --------------    ----------------
Interest paid during the period......................................................            $     36            $    209
Interest capitalized during the period...............................................                  18                  98

                     MEDITRUST CORPORATION AND SUBSIDIARIES
                AND MEDITRUST OPERATING COMPANY AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.       REAL ESTATE INVESTMENTS

        The following is a summary of the Companies' real estate investments:


                                                                                              MARCH 31,          DECEMBER 31,
(IN THOUSANDS)                                                                                  2001                 2000
                                                                                        -------------------- -------------------

Land..................................................................................        $ 391,611           $ 393,083
Buildings and improvements, net of accumulated depreciation of $265,392
     and $242,191 and impairment reserve of $25,990 and $24,916.......................        2,204,337           2,231,267
Real estate mortgages and notes receivable, net of a impairment reserve
     of $55,535 and $53,640...........................................................          219,923             222,571
Assets held for sale, net of accumulated depreciation of $129,871 and
     $131,463 and impairment reserve of $106,195 and $98,606..........................          506,131             505,755
                                                                                        -------------------- -------------------
                                                                                            $ 3,322,002         $ 3,352,676
                                                                                        ==================== ===================

         During the three months ended March 31, 2001, the Companies incurred $12,736,000 in capital improvements related to the lodging segment. Additionally, during the three months ended March 31, 2001, lodging depreciation expense and write-offs of $30,087,000 included $7,036,000 of write-downs of four lodging facilities that management reclassified as held-for-sale during the first quarter of 2001. The Companies received $750,000 in monthly principal amortization on mortgages receivable during the three months ended March 31, 2001.

         Total provision for impairments of real estate assets, mortgages and notes receivable recorded during the three months ended March 31, 2001 and 2000 were $21,088,000 and $0, respectively. As of March 31, 2001 and December 31, 2000, the total impairment impairment reserve balance was $187,720,000 and $177,162,000, respectively.

         The following is the rollforward of the net book value of investments in real estate during the first quarter of 2001:


             (IN THOUSANDS)

             Net book value of investments in real estate assets at December 31, 2000...........       $ 3,352,676

             Lodging
                   Capital improvements.........................................................            12,736
                   Net book value of assets sold and other adjustments..........................              (626)
                   Depreciation expense and write-offs..........................................           (30,087)

             Healthcare
                  Mortgages:
                   Principal payments...........................................................              (750)
                   Provision for loss on real estate mortgages and notes receivable.............           (12,425)
                   Increase in real estate mortgages net of participation reduction.............                (3)
                   Other adjustments............................................................            10,530
                  Sale/lease-back assets:
                   Depreciation expense.........................................................            (1,386)
                   Provision for loss on assets held for sale...................................            (7,589)
                   Provision for loss on assets held for use....................................            (1,074)
                                                                                                    ------------------
             Net book value of investment in real estate assets at March 31, 2001...............       $ 3,322,002
                                                                                                    ==================


         The activity in the impairment reserve for real estate investments for the three months ended March 31, 2001 is summarized as follows:

                                                                             REAL ESTATE
                                                        BUILDINGS             MORTGAGES
                                                           AND                AND NOTES            ASSETS HELD
(IN THOUSANDS)                                         IMPROVEMENTS          RECEIVABLE             FOR SALE            TOTAL
                                                    ------------------     ----------------     ----------------   ----------------
Balance at December 31, 2000......................        $ 24,916              $ 53,640             $ 98,606           $ 177,162
Provision recorded................................           1,074                12,425                7,589              21,088
Other adjustments.................................               -               (10,530)                   -             (10,530)
                                                    ------------------     ----------------     ----------------   ----------------
Balance at March 31, 2001.........................        $ 25,990              $ 55,535            $ 106,195           $ 187,720
                                                    ==================     ================     ================   ================

                     MEDITRUST CORPORATION AND SUBSIDIARIES
                AND MEDITRUST OPERATING COMPANY AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.   REAL ESTATE INVESTMENTS, CONTINUED

IMPAIRMENT OF REAL ESTATE ASSETS

         At March 31, 2001 and December 31, 2000, the Companies classified certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. Based on estimated net sale proceeds, the Companies recorded a provision for loss on assets held for sale of $7,589,000 for the three months ended March 31, 2001. In addition, during the three month period ended March 31, 2001, the Companies recorded a provision of $1,074,000 on real estate assets held for use where current facts, circumstances and analysis indicate that the assets might be impaired.

         As of March 31, 2001 and December 31, 2000, the Companies have an impairment allowance of $106,195,000 and $98,606,000, respectively, related to assets held for sale and $25,990,000 and $24,916,000, respectively, pertaining to properties held for use where management believes that a reduction in the assets' cost basis is appropriate based on an assessment of current circumstances, including but not limited to, the amount of debt maturing in 2001 and prices realized on recent healthcare asset sales.

IMPAIRMENT OF MORTGAGES AND NOTES RECEIVABLE

         During the three months ended March 31, 2001, the Companies recorded a provision for loss related to the mortgage portfolio of $12,425,000 (of which $10,530,000 related to working capital and other notes receivables classified as fees, interest and other receivables). As of March 31, 2001 and December 31, 2000, the Companies have $55,535,000 and $53,640,000, respectively, in loan valuation reserves primarily relating to mortgage loans in the portfolio.

         The Companies continue to evaluate the assets in its healthcare portfolio as well as to pursue an orderly disposition of a significant portion of its healthcare assets. There can be no assurance if or when sales will be completed or whether such sales will be completed on terms that will enable the Companies to realize the full carrying value of such assets.

         The following table details the real estate portfolio by type of facility as of March 31, 2001:


PORTFOLIO BY TYPE
(IN THOUSANDS, EXCEPT NUMBER OF        Gross       Net Book      # of         % of                      # of                 # of
PROPERTIES AND PERCENTAGES)          Investment     Value     Properties   Portfolio    Mortgages    Properties    Leases   Leases
                                    ------------  ---------- ------------ ------------ ------------  -----------  --------- -------
LODGING PORTFOLIO:
Hotel                                $2,671,824   $2,430,414      299

HEALTHCARE PORTFOLIO:
Long Term Care                          749,669      629,640       93          58%       $ 168,461        25      $ 461,179    68
Assisted Living                         328,882      307,448       94          29%          35,723         3        271,725    91
Acute Care Hospital                      65,650       55,790        1           5%               -         -         55,790     1
Other Healthcare                         51,142       49,466        6           5%          45,062         5          4,404     1
Medical Office Buildings                 37,818       36,964        5           3%          26,212         3         10,752     2
                                    ------------  ---------- ------------ ------------ ------------  -----------  --------- -------
                                      1,233,161    1,079,308      199         100%         275,458        36        803,850   163
Impairment Reserve                                  (187,720)                              (55,535)                (132,185)
                                    ------------  ---------- ------------              ------------               ---------
                                     1,233,161       891,588      199                    $ 219,923                $ 671,665
                                    ------------  ---------- ------------              ============               =========

Total Real Estate Portfolio         $3,904,985    $3,322,002      498
                                    ============  ========== ============

         Companies in the assisted living sector of the healthcare industry approximate 9% of the net book value of the Companies' total real estate investments (and approximately 29% of the healthcare portfolio before the impairment reserve), while companies in the long term care sector approximate 19% of the net book value of Realty's total real estate investments (and approximately 58% of the healthcare portfolio before the impairment reserve).

         Realty monitors credit risk for its healthcare portfolio by evaluating a combination of publicly available financial information, information provided by the operators themselves and information otherwise available to Realty. The financial condition

                     MEDITRUST CORPORATION AND SUBSIDIARIES
                AND MEDITRUST OPERATING COMPANY AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   REAL ESTATE INVESTMENTS, CONTINUED

and ability of these healthcare operators to meet their rental and other obligations will, among other things, have an impact on Realty's revenues, net income (loss), funds available from operations, its ability to make distributions to its shareholders and meet debt obligations. The operations of the long term care (skilled nursing) companies have been negatively impacted by changes in Medicare reimbursement rates (PPS), increases in labor costs, increased leverage and certain other factors. In addition, any failure by these operators to effectively conduct their operations could have a material adverse effect on their business reputation or on their ability to enlist and maintain patients in their facilities.

         Operators of assisted living facilities are experiencing fill-up periods of a longer duration and are being impacted by concerns regarding the potential of over-building, increased regulation and the use of certain accounting practices. Accordingly, many of these operators have announced decreased earnings or anticipated earnings shortfalls and have experienced a significant decline in their stock prices. These factors have had a detrimental impact on the liquidity of some assisted living operators, which has slowed their growth plans and may have a negative effect on their operating cash flows and their ability to access capital.

OPERATORS IN BANKRUPTCY

         As of March 31, 2001, the Companies had exposure to five operators who have filed for bankruptcy protection under Chapter 11: Sun Healthcare Group, Inc. ("Sun"), Mariner Health Group ("Mariner"), Integrated Health Services, Inc. ("Integrated"), Genesis Health Ventures, Inc. ("Genesis") and CareMatrix Corporation ("CareMatrix"). The following table describes the number of facilities, net assets by lease/mortgage and the lease/mortgage income for each of the five operators which are in Chapter 11 proceedings.


(IN THOUSANDS, EXCEPT FOR NUMBER OF FACILITIES)                                                        Three months ended
                                                                                                         March 31, 2001
                                                                                                  -----------------------------
                               Total               Leases                    Mortgages                Rental       Interest
   Operator     Date filed   Facilities    Facilities   Net Assets     Facilities   Net Assets        Income        Income
----------------------------------------- --------------------------- --------------------------- -----------------------------
Sun (5)          10/14/99        39            35         $ 280,919         4         $ 30,390        $ 11,572        $ -   (1)
Mariner           1/18/00         2             1             6,789         1            7,064             244          -   (2)
Integrated         2/2/00        10            10            37,066         -                -           2,152         N/A
Genesis           6/26/00         8             4            15,127         4           18,425             389         858  (3)
CareMatrix        11/9/00         4             1            13,840         3           35,523             374         860  (4)
                             ------------ --------------------------- --------------------------- -----------------------------
Totals                           63            51         $ 353,741        12         $ 91,402        $ 14,731     $ 1,718
                             ============ =========================== =========================== =============================

(1) No interest payments related to the Sun mortgages have been received since October 14, 1999 and, accordingly, these mortgages were placed on non-accrual status.
(2) No interest payments related to the Mariner mortgage were received and, accordingly, this mortgage was placed on non-accrual status.
(3) Mortgages related to Genesis have been placed on non-accrual status and interest income is recorded as payments are received.
(4) Mortgages related to CareMatrix have been placed on non-accrual status and interest income is recorded as payments are received.
(5) Net lease assets operated by Sun include straight-line rent receivables of $177,000.

         The Companies continue to monitor its operators that have filed for Chapter 11. The Companies have not come to any definitive agreement with any of these operators to date. In the event any of its leases are successfully rejected through the course of the bankruptcy proceedings, the Companies intend to transition the operations of these facilities to other operators.

         Management has initiated various actions to protect the Companies' interests under its leases and mortgages, including the draw down and renegotiation of certain escrow accounts and agreements. While the earnings capacity of certain facilities has been reduced and the reductions may extend to future periods, management believes that it has recorded appropriate accounting impairment provisions based on its assessment of current circumstances. However, upon changes in circumstances, including but not limited to, possible foreclosure or lease termination, there can be no assurance that the Companies' investments in healthcare facilities would not

                     MEDITRUST CORPORATION AND SUBSIDIARIES
                AND MEDITRUST OPERATING COMPANY AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.    REAL ESTATE INVESTMENTS, CONTINUED

be written down below the current carrying value based upon estimates of fair value at such time. On April 3, 2001, The Meditrust Companies announced the transfer of its beneficial ownership interest in the majority of its long term care skilled facilities to Care Realty, L.L.C., the "Care Realty Transfer," and thereby significantly reduced its exposure to bankrupt operators (see Note 12).

4.    INDEBTEDNESS

         During the three months ended March 31, 2001, the Companies had the following debt activity:

                                                                                                     Bonds and
                                           Notes           Convertible          Bank Notes           Mortgages
(IN THOUSANDS)                         Payable, Net      Debentures, Net       Payable, Net         Payable, Net         Total
                                       --------------    ----------------    -----------------    -----------------  --------------

DECEMBER 31, 2000...................     $ 1,013,640     $       136,915         $   397,827           $   42,077      $ 1,590,459
Repayment of principal..............               -             (82,992)             (7,737)              (8,173)         (98,902)
Borrowings..........................               -                   -              95,000                    -           95,000
Amortization of debt
   issuance costs and other.........             166                  19               1,086                 (126)           1,145
                                       --------------    ----------------    -----------------    -----------------  --------------
MARCH 31, 2001......................     $ 1,013,806     $        53,942         $   486,176           $   33,778      $ 1,587,702
                                       ==============    ================    =================    =================  ==============

CONVERTIBLE DEBENTURES, NET

         The Companies' convertible debentures which matured on March 1, 2001 with a balance of $82,992,000 were repaid through borrowings under the Tranche A revolving line of credit.

BANK NOTES PAYABLE, NET

         During the three months ended March 31, 2001, the Companies borrowed $95,000,000 on the Tranche A revolving line of credit to repay the convertible debenture maturity and other debt and used proceeds from the sale of equity securities to repay approximately $7,737,000 on the Tranche D term loan. Approximately $265,874,000 (net of outstanding letters of credit) was available at March 31, 2001 on the Tranche A revolving commitment at the Companies' option at a base rate of the prime rate plus 2% (10% at March 31, 2001) or LIBOR plus 2.875% (approximately 7.9% at March 31, 2001).

         In addition, subsequent to March 31, 2001, the Companies used proceeds received in connection with the Care Realty Transfer to reduce bank notes payable by $401 million (see Note 12).

BONDS AND MORTGAGES PAYABLE, NET

         During the three months ended March 31, 2001, the Companies repaid, through borrowings under the line of credit, approximately $8,173,000 in principal on bonds and mortgages payable, which included a balloon payment of $7,091,000 on a mortgage which matured on March 1, 2001.

INTEREST RATE SWAP AGREEMENT

          At March 31, 2001, the Companies were fixed rate payors of 5.7% under an interest rate swap agreement with a notional amount of $400,000,000 and received a variable rate of 5.056%, which expires in July 2001. The swap agreement was measured at fair value at March 31, 2001 and included in accounts payable, accrued expenses and other liabilities in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The interest rate swap was not designated as a hedging instrument and, accordingly, a net charge to earnings of $1,236,000 was recorded during the three months ended March 31, 2001 comprised of an increase in interest expense of approximately $2,092,000 and a partially offsetting entry to reflect the cumulative effect of a change in accounting principle (through December 31, 2000) of $856,000. Additionally, the adoption required the Companies to record a liability on the balance sheet to record the fair value of the interest rate swap at March 31, 2001.

                     MEDITRUST CORPORATION AND SUBSIDIARIES
                AND MEDITRUST OPERATING COMPANY AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.    SHAREHOLDERS' EQUITY

         As of March 31, 2001, the following classes of Preferred Stock, Excess Stock and Series Common Stock were authorized; no shares were issued or outstanding at either March 31, 2001 or December 31, 2000:

   o Meditrust Operating Company Preferred Stock $.10 par value; 6,000,000 shares authorized;

   o Meditrust Corporation Excess Stock $.10 par value; 25,000,000 shares authorized;

   o Meditrust Operating Company Excess Stock $.10 par value; 25,000,000 shares authorized;

   o Meditrust Corporation Series Common Stock $.10 par value; 30,000,000 shares authorized;

   o Meditrust Operating Company Series Common Stock $.10 par value; 30,000,000 shares authorized.

         During the three months ended March 31, 2001, 109,000 restricted shares of the Companies' common stock were issued to employees under The Meditrust Corporation 1995 Share Award Plan and The Meditrust Operating Company 1995 Share Award Plan (collectively known as the "Share Award Plan"). During the three months ended March 31, 2001, 53,000 restricted shares were forfeited and thus cancelled and retired. Restricted shares outstanding at March 31, 2001 and December 31, 2000 were 1,766,000 and 1,710,000, respectively.

         Under the Share Award Plan, participants are entitled to cash dividends and voting rights on their respective restricted shares. Restrictions generally limit the sale or transfer of shares during a restricted period, not to exceed three years. Participants vest in the restricted shares granted upon the earliest of six months to three years after the date of issuance, upon achieving the performance goals as defined, completion of the vesting periods, or as the Boards of Directors (the "Boards") may determine.

         For the three months ended March 31, 2000, pursuant to a separation and consulting agreement with the former Director and Chairman of the Companies and the Chief Executive Officer and Treasurer of Operating, the vesting period for 155,000 restricted shares was accelerated such that the shares were immediately vested. This resulted in approximately $2,461,000 of accelerated amortization of unearned compensation in the three months ended March 31, 2000.

         Unearned compensation is charged for the market value of the restricted shares on the date of grant and is being amortized over the restricted period. The unamortized unearned compensation value is reflected as a reduction of shareholders' equity in the accompanying consolidated and combined consolidated balance sheets.

6.   COMPREHENSIVE INCOME (LOSS) AND OTHER ASSETS

         In January 2001, Realty sold its investment in Nursing Home Properties Plc ("NHP Plc"), a property investment group which specializes in the financing, through sale leaseback transactions, of nursing homes located in the United Kingdom. The investment included approximately 26,606,000 shares of NHP Plc, representing an ownership interest in NHP Plc of 19.99% of which Realty had voting rights with respect to 9.99%. Realty sold its investment in NHP Plc for net proceeds of $7,737,000 and recorded a charge to earnings of $22,000 for the difference in the net book value and the selling price of the stock. Realty had recorded a loss on its equity investment through December 31, 2000 of $49,445,000.

         At March 31, 2001 and December 31, 2000, Realty had an investment of 1,081,000 shares of capital stock in Balanced Care Corporation, a healthcare operator. This investment had a market value of $444,000 and $271,000 at March 31, 2001 and December 31, 2000, respectively. An adjustment to accumulated other comprehensive income of $173,000 was recorded in 2001 to reflect the unrealized gain on this investment.

                     MEDITRUST CORPORATION AND SUBSIDIARIES
                AND MEDITRUST OPERATING COMPANY AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.   COMPREHENSIVE INCOME (LOSS) AND OTHER ASSETS, CONTINUED

The following is a summary of the Companies' comprehensive loss:

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                   ----------------------------------------
         (IN THOUSANDS)                                                                  2001                   2000
                                                                                   -----------------       ----------------
         Net (loss) income....................................................        $ (11,316)               $ 11,676
         Other comprehensive income (loss):
              Changes in market value of equity securities....................              173                 (34,359)
                                                                                   -----------------       ----------------
         Comprehensive loss...................................................        $ (11,143)              $ (22,683)
                                                                                   =================       ================


         Other assets include investments in equity securities classified as available for sale, La Quinta intangible assets, and the TeleMatrix non-compete agreement, furniture, fixtures and equipment and other receivables. Realty provides for a impairment reserve against its assets on a periodic basis. As of March 31, 2001, and December 31, 2000, the impairment reserve provided against other assets and receivables aggregated approximately $52,496,000 and $32,785,000, respectively.

7.   DISTRIBUTIONS PAID TO SHAREHOLDERS

         On April 2, 2001, Realty paid a dividend of $0.5625 per depository share of preferred stock to holders of record on March 15, 2001 of its 9.00% Series A Cumulative Redeemable Preferred Stock. On March 26, 2001, Realty also paid a quarterly dividend at a rate of 9.00% per annum on the liquidation preference of $25,000 per share to the holder of the 9.00% Series B Cumulative Redeemable Convertible Preferred Stock.

8.    OTHER EXPENSES

         For the three months ended March 31, 2001 and 2000, other expenses consisted of the following:


                                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                          -------------------------------------
(IN THOUSANDS)                                                                                  2001                2000
                                                                                          ------------------  -----------------
Restructuring:
     Employee severance and related employment costs.................................        $       545          $   9,460
     Accelerated amortization of unearned compensation...............................                  -              2,461
     Other restructuring expense.....................................................                  -                159
                                                                                          ------------------  -----------------
          Restructuring and related expenses.........................................                545             12,080
Other:
     Provision for loss on interest and other receivables............................              9,475                284
                                                                                          ------------------  -----------------
          Other expenses.............................................................              9,475                284
                                                                                          ------------------  -----------------
Total................................................................................        $    10,020          $  12,364
                                                                                          ==================  =================

RESTRUCTURING CHARGES

         In June 2000, the Boards approved a plan to reduce the number of employees, primarily in the financial and legal groups, of the Companies' Needham, Massachusetts offices. For the three months ended March 31, 2001, the Companies recorded $545,000 of other expense related to retention incentive compensation earned by the remaining healthcare segment employees based on achievement of asset sale goals and compliance with specified employment terms in order to facilitate the sale of certain healthcare assets and closing of the Needham office by December 2002.

         In January 2000, the Companies executed a separation and consulting agreement with the former Chief Executive Officer, President and Treasurer of Realty pursuant to which Realty made a cash payment of approximately $9,460,000 (including consulting fees), converted 155,000 restricted paired common shares into unrestricted paired common shares (which resulted in approximately $2,461,000 of accelerated amortization of unearned compensation) and continued certain medical, dental and other benefits.

                     MEDITRUST CORPORATION AND SUBSIDIARIES
                AND MEDITRUST OPERATING COMPANY AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.     OTHER EXPENSES, CONTINUED

OTHER

         During the three months ended March 31, 2001 and 2000, the Companies recorded provisions and other expenses of approximately $9,475,000 and $284,000, respectively, on interest and other receivables management considers uncollectable.

9.   EARNINGS PER SHARE

               THE COMPANIES' COMBINED CONSOLIDATED EARNINGS PER SHARE IS COMPUTED AS FOLLOWS:

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                  ------------------------------------
     (IN THOUSANDS, EXCEPT PER SHARE DATA)                                             2001                2000
                                                                                  ---------------     ----------------
     (Loss) income from continuing operations before extraordinary item
        and cumulative effect of change in accounting principle                      $(12,172)            $ 10,282
     Preferred stock dividends                                                         (4,500)              (4,500)
                                                                                  ---------------     ----------------
     (Loss) income from continuing operations before extraordinary item
        and cumulative effect of change in accounting principle                       (16,672)               5,782
     Gain on early extinguishments of debt                                                  -                1,394
     Cumulative effect on prior years (to December 31, 2000)
       of a change in accounting principle                                                856                    -
                                                                                  ---------------     ----------------
     Net (loss) income                                                              $ (15,816)             $ 7,176
                                                                                  ===============     ================

     Weighted average outstanding shares of Paired Common Stock                        142,958             141,230
     Dilutive effect of stock options                                                        -                   -
                                                                                  ---------------     ----------------
     Dilutive potential paired common stock                                            142,958             141,230
                                                                                  ===============     ================

     EARNINGS PER SHARE
     Assuming no dilution:
     (Loss) income available to Common Shareholders  before extraordinary
       item and cumulative effect of a change in accounting principle                  $ (0.12)             $ 0.04
     Gain on early extinguishments of debt                                                   -                0.01
     Cumulative effect on prior years (to December 31, 2000) of a change in
       accounting principle                                                               0.01                   -
                                                                                  ---------------     ----------------
     Net (loss) income available to Common Shareholders                                $ (0.11)             $ 0.05
                                                                                  ===============     ================

     Assuming dilution:
     (Loss) income available to Common Shareholders before extraordinary
       item and cumulative effect of a change in accounting principle                  $ (0.12)             $ 0.04
     Gain on early extinguishments of debt                                                   -                0.01
     Cumulative effect on prior years (to December 31, 2000) of a change in
       accounting principle                                                               0.01                   -
                                                                                  ---------------     ----------------
     Net (loss) income available to Common Shareholders                                $ (0.11)             $ 0.05
                                                                                  ===============     ================

     Proforma amounts assuming the new accounting principle is applied retroactively:
     (Loss) income before extraordinary item                                         $ (16,672)            $ 6,669
     Earnings per common share--assuming no dilution                                 $   (0.12)            $  0.05
     Earnings per common share--assuming dilution                                    $   (0.12)            $  0.05

     Net (loss) income                                                               $ (16,672)            $ 8,063
     Earnings per common share--assuming no dilution                                 $   (0.12)            $  0.06
     Earnings per common share--assuming dilution                                    $   (0.12)            $  0.06


                     MEDITRUST CORPORATION AND SUBSIDIARIES
                AND MEDITRUST OPERATING COMPANY AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.       EARNINGS PER SHARE, CONTINUED

         Options to purchase 4,477,000 and 3,358,000 Paired Common Shares at prices ranging from $4.03 to $32.77 were outstanding during the three months ended March 31, 2001 and 2000, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the Paired Common Shares or because the inclusion would result in an antidilutive effect in periods where a loss was incurred. The options, which expire on dates ranging from September 2004 to April 2010, were still outstanding at March 31, 2001.

         In addition, options to purchase 3,006,000 Paired Common Shares (dilutive effect of 360,000 shares for the three months ended March 31, 2001) at prices ranging from $1.81 to $3.31 were outstanding during the three months ended March 31, 2001 and were not included in the computation of EPS because their inclusion would result in an antidilutive per-share amount as the Companies reported a loss from continuing operations available to Common Shareholders for the three months ended March 31, 2001.

         Convertible debentures outstanding for the three months ended March 31, 2001 and 2000 of 3,387,000 and 6,177,000 Paired Common Shares, respectively, are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect. In addition, convertible preferred stock for the three months ended March 31, 2001 and 2000 of 2,680,000 Paired Common Shares are not included in the computation of diluted EPS because the inclusion would result in antidilution.

         On January 1, 2001, the Companies applied the provisions of SFAS No. 133, which states that the changes in the fair value (i.e., gains or losses) of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. It further states that gain or loss on a derivative instrument not designated as a hedging instrument shall be recognized currently in earnings. At March 31, 2001, the interest rate swap was not designated as a hedging instrument and, therefore, the change in fair value for the three months ended March 31, 2001 of $2,092,000 was recorded as a charge to interest expense. In prior periods, only differentials in the swapped amounts were recorded as adjustments to interest expense. The cumulative effect of applying SFAS No. 133 to periods prior to December 31, 2000 increased income for the three month period ended March 31, 2001 by approximately $856,000 (approximately $0.01 per share) while the effect of applying SFAS No. 133 to the three months ended March 31, 2000 would have increased income before extraordinary item and net income by $887,000 and is reflected in the pro forma amounts shown in the table illustrating the computation of the Companies' combined consolidated earnings per share. The pro forma amounts reflect retroactive application on interest expense.

MEDITRUST CORPORATION EARNINGS PER SHARE IS COMPUTED AS FOLLOWS:

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------------
     (IN THOUSANDS, EXCEPT PER SHARE DATA)                                             2001                2000
                                                                                  ---------------     --------------
     (Loss) income from continuing operations before extraordinary item and       $      (1,477)       $     17,097
        cumulative effect of change in accounting principle
     Preferred stock dividends                                                           (4,500)             (4,500)
                                                                                  ---------------     --------------
     (Loss) income from continuing operations before extraordinary item and              (5,977)             12,597
       cumulative effect of change in accounting principle
     Gain on early extinguishments of debt                                                    -               1,394
     Cumulative effect on prior years (to December 31, 2000)
       of a change in accounting principle                                                  856                   -
                                                                                  ---------------     --------------
     Net (loss) income                                                            $      (5,121)       $     13,991
                                                                                  ===============     ==============
     Weighted average outstanding shares of Paired Common Stock                         144,263             142,535
     Dilutive effect of stock options                                                         -                   -
                                                                                  ---------------     --------------
     Dilutive potential Paired Common Stock                                             144,263             142,535
                                                                                  ===============     ==============



     EARNINGS PER SHARE
     Assuming no dilution:
     (Loss) income available to Common Shareholders before extraordinary
       item and cumulative effect of a change in accounting principle              $      (0.04)        $      0.09
     Gain on early extinguishments of debt                                                    -                0.01
     Cumulative effect on prior years (to December 31, 2000) of a change in
       accounting principle                                                                0.01                   -
                                                                                  ---------------     --------------
     Net (loss) income available to Common Shareholders                            $      (0.03)        $      0.10
                                                                                  ===============     ==============

                     MEDITRUST CORPORATION AND SUBSIDIARIES
                AND MEDITRUST OPERATING COMPANY AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.   EARNINGS PER SHARE, CONTINUED


                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                  ------------------------------------
     Assuming dilution:                                                                2001                2000
                                                                                  ---------------     ----------------
     (Loss) income available to Common Shareholders before extraordinary
     item and cumulative effect of a change in accounting principle               $      (0.04)       $         0.09
     Gain on early extinguishments of debt                                                   -                  0.01
     Cumulative effect on prior years (to December 31, 2000) of a change in
       Accounting principle                                                                0.01                    -
                                                                                  ---------------     ----------------
     Net (loss) income available to Common Shareholders                           $       (0.03)      $         0.10
                                                                                  ===============     ================

     Proforma amounts assuming the new accounting principle is applied retroactively:

     (Loss) income before extraordinary item                                      $      (5,977)      $       13,484
     Earnings per common share--assuming no dilution                              $       (0.04)      $         0.09
     Earnings per common share--assuming dilution                                 $       (0.04)      $         0.09

     Net (loss) income                                                            $      (5,977)      $       14,878
     Earnings per common share--assuming no dilution                              $       (0.04)      $         0.10
     Earnings per common share--assuming dilution                                 $       (0.04)      $         0.10


         Options to purchase 3,833,000 and 2,093,000 Paired Common Shares at prices ranging from $4.03 to $32.77 were outstanding during the three months ended March 31, 2001 and 2000, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the Paired Common Shares or because the inclusion would result in an antidilutive effect in periods where a loss was incurred. The options, which expire on dates ranging from September 2004 to April 2010, were still outstanding at March 31, 2001.

         In addition, options to purchase 458,000 Paired Common Shares (dilutive effect of 11,000 shares for the three months ended March 31, 2001) priced at $3.31 were outstanding during the three months ended March 31, 2001 and were not included in the computation of EPS because their inclusion would result in an antidilutive per-share amount as the Companies reported a loss from continuing operations available to Common Shareholders for the three months ended March 31, 2001.

       Convertible debentures outstanding for the three months ended March 31, 2001 and 2000 of 3,387,000 and 6,177,000 Paired Common Shares, respectively, are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect. In addition, convertible preferred stock for the three months ended March 31, 2001 and 2000 of 2,680,000 Paired Common Shares are not included in the computation of diluted EPS because the inclusion would result in antidilution.

       On January 1, 2001, the Companies applied the provisions of SFAS No. 133, which states that the changes in the fair value (i.e., gains or losses) of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. It further states that gain or loss on a derivative instrument not designated as a hedging instrument shall be recognized currently in earnings. At March 31, 2001, the interest rate swap was not designated as a hedging instrument and, therefore, the change in fair value for the three months ended March 31, 2001 of $2,092,000 was recorded as a charge to interest expense. In prior periods, only differentials in the swapped amounts were recorded as adjustments to interest expense. The cumulative effect of applying SFAS No. 133 to periods prior to December 31, 2000 increased income for the three month period ended March 31, 2001 by approximately $856,000 (approximately $0.01 per share) while the effect of applying SFAS No. 133 to the three months ended March 31, 2000 would have increased income before extraordinary item and net income by $887,000 and is reflected in the pro forma amounts shown in the table illustrating the computation of the Meditrust Corporation consolidated earnings per share. The pro forma amounts reflect retroactive application on interest expense.

                     MEDITRUST CORPORATION AND SUBSIDIARIES
                AND MEDITRUST OPERATING COMPANY AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


9.    EARNINGS PER SHARE, CONTINUED

         MEDITRUST OPERATING COMPANY EARNINGS PER SHARE IS COMPUTED AS FOLLOWS:

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                  ------------------------------------
      (IN THOUSANDS, EXCEPT PER SHARE DATA)                                             2001                2000
                                                                                  ---------------     ----------------
      Loss from continuing operations                                               $ (10,695)           $ (6,815)
      Preferred stock dividends                                                           -                     -
                                                                                  ---------------     ----------------
      Loss from continuing operations available to Common Shareholders              $ (10,695)           $ (6,815)
                                                                                  ===============     ================

      Weighted average outstanding shares of Paired Common Stock                      142,958             141,230
      Dilutive effect of stock options                                                      -                   -
                                                                                  ---------------     ----------------
      Dilutive potential paired Common Stock                                          142,958             141,230
                                                                                  ===============     ================
      Earnings per share:
        Basic                                                                         $ (0.08)            $ (0.05)
        Diluted                                                                       $ (0.08)            $ (0.05)

         Options to purchase 644,000 and 1,265,000 Paired Common Shares at prices ranging from $5.63 to $16.06 were outstanding during the three months ended March 31, 2001 and 2000, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the Paired Common Shares or because the inclusion would result in an antidilutive effect in periods where a loss was incurred. The options, which expire on dates ranging from December 2008 to January 2010, were still outstanding at March 31, 2001.

         In addition, options to purchase 2,548,000 Paired Common Shares (dilutive effect of 349,000 shares for the three months ended March 31, 2001) at prices ranging from $1.81 to $3.31 were outstanding during the three months ended March 31, 2001 and were not included in the computation of EPS because their inclusion would result in an antidilutive per-share amount as the Companies reported a loss from continuing operations available to Common Shareholders for the three months ended March 31, 2001.

         Convertible debentures outstanding for the three months ended March 31, 2001 and 2000 of 3,387,000 and 6,177,000 Paired Common Shares, respectively, are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect. In addition, convertible preferred stock for the three months ended March 31, 2001 and 2000 of 2,680,000 Paired Common Shares are not included in the computation of diluted EPS because the inclusion would result in antidilution.

         Operating holds common shares of Realty, which are unpaired pursuant to a stock option plan approved by the shareholders. The common shares held totaled 1,305,000 as of March 31, 2001. These shares affect the calculations of Realty's net income per common share but are eliminated in the calculation of net income per Paired Common Share for The Meditrust Companies.

10.   TRANSACTIONS BETWEEN REALTY AND OPERATING COMPANY

         Operating leases hotel facilities from Realty and its subsidiaries. The hotel facility lease arrangements between Operating and Realty are for a five year term (expiring July 2003), include base and additional rent provisions and require Realty to assume costs attributable to property taxes and insurance.

         In connection with certain acquisitions, Operating issued shares to Realty to be paired with Realty shares. Also, Operating owns 1,305,000 unpaired common shares of Realty. Periodically, Realty and Operating issue paired shares under the Share Award Plan.

         Operating provides certain management services to Realty primarily related to executive management, general tax preparation and consulting, legal, accounting, and certain aspects of human resources. Realty compensates Operating for direct costs of providing such services.

                     MEDITRUST CORPORATION AND SUBSIDIARIES
                AND MEDITRUST OPERATING COMPANY AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

11.   SEGMENT REPORTING

         The Companies evaluate performance based on contribution from each reportable segment. The Companies define contribution as income from operations before interest expense, depreciation, amortization, gains and losses on sales of assets, provisions for losses on disposal or impairment of assets, income or loss from unconsolidated entities, franchise and income taxes and certain nonrecurring income and expenses. The measurement of each of these segments is made on a combined basis with revenue from external customers and excludes lease income between Realty and Operating. The Companies account for Realty and Operating transactions at current market prices, as if the transactions were to third-parties.

         The following table presents information used by management by reported segment. The Companies do not allocate interest expense, income taxes or unusual items to segments.


                                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                     ------------------------------------------
           (IN THOUSANDS)                                                                    2001                   2000
                                                                                     --------------------   -------------------
           Lodging:
                Room revenue.......................................................         $   140,892          $    138,491
                Guest services and other...........................................               7,213                 7,721
                Operating expenses.................................................             (71,381)              (68,656)
                General and administrative expenses................................              (8,287)               (7,544)
                Rental property operating costs....................................              (7,728)               (7,125)
                                                                                     --------------------   -------------------
           Lodging Contribution....................................................              60,709                62,887
                                                                                     --------------------   -------------------

           Healthcare:
                Rental income......................................................              27,194                31,995
                Interest income....................................................               9,263                31,890
                General and administrative expenses................................              (2,797)               (2,795)
                Rental property operating costs....................................                 (76)                 (518)
                                                                                     --------------------   -------------------
           Healthcare Contribution.................................................              33,584                60,572
                                                                                     --------------------   -------------------

           Other:(a)
                Revenue............................................................               4,891                 3,535
                Operating expense..................................................              (3,019)               (1,970)
                General and administrative expenses................................              (1,077)                 (892)
                                                                                     --------------------   -------------------
           Other Contribution......................................................                 795                   673
                                                                                     --------------------   -------------------

           Combined Contribution...................................................              95,088               124,132

           Reconciliation to Combined Consolidated Financial Statements:
           Interest expense, net...................................................              34,936                55,236
           Depreciation and amortization
                Lodging............................................................              33,711                30,101
                Healthcare.........................................................               1,411                 6,494
                Other..............................................................                 178                   144
           Amortization of goodwill................................................               5,686                 5,699
           Loss on sale of assets..................................................                  54                 3,812
           Provision for impairment on real estate assets, mortgages and notes
              receivable ..........................................................              21,088                     -
           Other expenses..........................................................              10,020                12,364
                                                                                     --------------------   -------------------
                                                                                             $  107,084          $    113,850

                     MEDITRUST CORPORATION AND SUBSIDIARIES
                AND MEDITRUST OPERATING COMPANY AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


11.    SEGMENT REPORTING, CONTINUED

                                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                     ------------------------------------------
                                                                                             2001                   2000
                                                                                     --------------------   -------------------
           (Loss) income before income taxes and extraordinary item................          $  (11,996)          $     10,282
           Income tax expense .....................................................                 176                      -
                                                                                     --------------------   -------------------
           (Loss) income from before extraordinary item and                                     (12,172)                10,282
             cumulative effect of change in accounting principle...................
           Gain on early extinguishments of debt...................................                   -                  1,394
           Cumulative effect of change in accounting principle.....................                 856                      -
                                                                                     --------------------   -------------------
           Net (loss) income.......................................................             (11,316)                11,676
           Preferred stock dividends...............................................              (4,500)                (4,500)
                                                                                     --------------------   -------------------
           Net (loss) income available to Paired Common Shareholders...............        $    (15,816)           $     7,176
                                                                                     ====================   ===================

(a) Other Contribution includes TeleMatrix, a provider of telephones, software and equipment for the lodging industry.

12.    SUBSEQUENT EVENTS

         On April 3, 2001, Meditrust announced the transfer of its beneficial ownership interest in the majority of its long term care skilled nursing facilities to Care Realty, L.L.C. (the "Care Realty Transfer"). The Companies received gross proceeds of $441 million consisting of $406 million in cash and $35 million in subordinated indebtedness due April 2006. As of March 31, 2001, the Companies had previously recorded impairment reserve of approximately $80 million related to these assets. The Companies transferred beneficial ownership interest in certain healthcare properties and mortgages with a total net book value of $436 million relating to 78 long term care facilities and one medical office building operated by the following entities: Genesis Health Ventures, Inc., Harborside Healthcare Corporation, HealthSouth Corporation, Integrated Health Services, Inc., Mariner Health Group, Inc., Sun Healthcare Group, Inc. and one non-public operator.

         Net proceeds from the Care Realty transfer have been applied towards debt reduction. As a result, bank notes payable were reduced by $401 million. After giving effect for the transfer, the Companies' remaining healthcare portfolio has a net book value of $461 million at March 31, 2001, consisting of $312 million of leased assets and $150 million of mortgages. The remaining 120 healthcare properties contributed revenues of approximately $15.0 million to total healthcare segment revenues of $36.5 million for the quarter ended March 31, 2001.

         The following unaudited pro forma schedules have been prepared assuming that the Care Realty transfer was completed as of January 1, 2001 and 2000 and give effect to the transaction and application of proceeds therefrom. The unaudited pro forma earnings information has been prepared assuming the transactions described above were completed at the beginning of the periods indicated.

         The pro forma adjustments are based upon available information and contain assumptions that management believes are reasonable under the circumstances. The pro forma schedules provided below are for informational purposes only and do not purport to be indicative of the Companies' financial condition or the results of operations that would actually have been obtained had such transactions been completed for the periods or as of the dates presented or that may be obtained in the future.


                                                                       MARCH 31,                DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                    2001                       2000
                                                                ------------------------   ------------------------
Real estate investments, net                                            $ 2,891,894                $ 2,916,726
Total assets                                                              3,636,209                  3,685,159
Total liabilities                                                         1,328,273                  1,373,281
Total shareholders' equity                                                2,307,936                  2,311,878


                     MEDITRUST CORPORATION AND SUBSIDIARIES
                AND MEDITRUST OPERATING COMPANY AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


12.   SUBSEQUENT EVENTS, CONTINUED

                                                                   THREE MONTHS ENDED           YEAR ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                MARCH 31, 2001         DECEMBER 31, 2000
                                                                 -----------------------  -----------------------
Revenues                                                               $ 170,643                 $ 751,152
Expenses                                                                 192,509                 1,115,719
Net loss                                                                 (21,186)                 (363,793)

Loss per share
  Assuming no dilution                                                 $   (0.18)                $   (2.69)
  Assuming dilution                                                    $   (0.18)                $   (2.69)



PRO FORMA REMAINING PORTFOLIO BY TYPE AT MARCH 31, 2001


(IN THOUSANDS, EXCEPT NUMBER OF        Gross       Net Book      # of       % of                     # of                    # of
PROPERTIES AND PERCENTAGES)          Investment     Value     Properties  Portfolio   Mortgages   Properties     Leases     Leases
                                    -----------   ----------  ----------  ----------  ----------  ----------     ------    --------
LODGING PORTFOLIO:
Hotel                              $2,671,824     $2,430,414      299

HEALTHCARE PORTFOLIO:
Assisted Living                       328,882        307,448       94         54%      $ 35,723         3      $ 271,725      91
Long Term Care                        128,459        120,334       15         21%        72,277        10         48,057       5
Acute Care Hospital                    65,650         55,790        1         10%             -         -         55,790       1
Other Healthcare                       51,142         49,466        6          9%        45,062         5          4,404       1
Medical Office Buildings               35,968         35,175        4          6%        26,212         3          8,963       1
                                    -----------   ----------  ----------  ----------  ----------  ----------    --------   --------
                                      610,101        568,213      120        100%       179,274        21        388,939      99
Impairment Reserve                          -       (106,733)                           (29,367)                 (77,366)
                                    -----------   ----------  ----------              ----------                ---------
                                      610,101        461,480      120                 $ 149,907                $ 311,573
                                    -----------   ----------  ----------              ==========                =========
Total Real Estate Portfolio        $3,281,925     $2,891,894      419
                                    ===========   ==========  ==========


REMAINING OPERATORS IN CHAPTER 11 BANKRUPTCY (PRO FORMA AT MARCH 31, 2001)


(IN THOUSANDS, EXCEPT                                                                                  Three months ended
FOR NUMBER OF FACILITIES)                           Leases                    Mortgages                  March 31, 2001
                                          --------------------------- --------------------------- -----------------------------
                                Total                                                                 Rental       Interest
   Operator     Date filed   Facilities    Facilities   Net Assets     Facilities   Net Assets        Income        Income
----------------------------------------- --------------------------- --------------------------- -----------------------------
CareMatrix        11/9/00         4             1        $ 13,840           3         $ 35,523         $ 374         $ 860

Sun              10/14/99         1             1          10,762           -                -           353           N/A
                             ------------ --------------------------- --------------------------- -----------------------------
Total                             5             2        $ 24,602           3         $ 35,523         $ 727         $ 860
                             ============ =========================== =========================== =============================

                     MEDITRUST CORPORATION AND SUBSIDIARIES
                AND MEDITRUST OPERATING COMPANY AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         12.   SUBSEQUENT EVENTS, CONTINUED

PRO FORMA PORTFOLIO BY OPERATOR AT MARCH 31, 2001

(IN THOUSANDS, EXCEPT NUMBER OF       Gross       Net Book      # of        % of                      # of                   # of
PROPERTIES AND PERCENTAGES)         Investment     Value     Properties   Portfolio    Mortgages   Properties    Leases     Leases
                                   ------------  ---------- ------------ ------------ ----------- ------------  --------   --------
LODGING:
La Quinta Companies                 $2,671,824   $2,430,414     299

HEALTHCARE PORTFOLIO:
Alterra                                161,592      148,265      57          26%         $    -         -      $ 148,265       57
Balanced Care Corporation               93,557       91,913      19          16%         36,635         7         55,278       12
Other Non-Public Operators              80,904       80,904       9          14%         80,904         9              -        -
Tenet Healthcare/Iasis                  65,650       55,790       1          10%              -         -         55,790        1
Other Public Operators                  61,437       51,942       7           9%              -         -         51,942        7
CareMatrix Corporation                  50,524       49,363       4           9%         35,523         3         13,840        1
Assisted Living Concepts                31,487       28,400      16           5%              -         -         28,400       16
ARV Assisted Living, Inc.               28,982       26,461       4           5%              -         -         26,461        4
Life Care Centers of America, Inc.      26,212       26,212       2           5%         26,212         2              -        -
Paramount Real Estate Services           9,756        8,963       1           1%              -         -          8,963        1
                                   ------------  ---------- ------------ ------------ ----------- ------------  ---------   --------
                                       610,101      568,213     120         100%        179,274        21        388,939       99
Impairment Reserve                                 (106,733)                            (29,367)                 (77,366)
                                   ------------  ---------- ------------              -----------                --------
                                       610,101      461,480     120                   $ 149,907                $ 311,573
                                   ------------  ---------- ------------              ===========                ========
Total Real Estate Portfolio         $3,281,925   $2,891,894     419
                                   ============  ========== ============


         On April 13, 2001, Realty sold its investment in an additional healthcare facility. Net proceeds of $1,889,000 from this asset sale have been applied towards bank notes payable. The net book value after the valuation reserve of this facility was $374,000. As a result of the transaction, Realty will record a gain on the sale of the healthcare facility of $1,515,000 in the second quarter of fiscal year 2001.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CERTAIN MATTERS DISCUSSED HEREIN MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. THE MEDITRUST COMPANIES (THE "COMPANIES"), CONSISTING OF MEDITRUST CORPORATION ("REALTY") AND MEDITRUST OPERATING COMPANY ("OPERATING"), INTEND SUCH FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS, AND ARE INCLUDING THIS STATEMENT FOR PURPOSES OF COMPLYING WITH THESE SAFE HARBOR PROVISIONS. ALTHOUGH THE COMPANIES BELIEVE THE FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, THE COMPANIES CAN GIVE NO ASSURANCE THAT THEIR EXPECTATIONS WILL BE ATTAINED. ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN OR CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND REAL ESTATE CONDITIONS, THE CONDITIONS OF THE CAPITAL MARKETS IN GENERAL, THE ABILITY OF THE COMPANIES TO REFINANCE AND/OR PAY OFF NEAR TERM DEBT MATURITIES, THE IDENTIFICATION OF SATISFACTORY PROSPECTIVE BUYERS FOR HEALTHCARE RELATED ASSETS OF THE COMPANIES AND THE AVAILABILITY OF FINANCING FOR SUCH PROSPECTIVE BUYERS, THE AVAILABILITY OF FINANCING FOR THE COMPANIES' CAPITAL INVESTMENT PROGRAM, INTEREST RATES, COMPETITION FOR HOTEL SERVICES AND HEALTHCARE FACILITIES IN A GIVEN MARKET, THE SATISFACTION OF CLOSING CONDITIONS TO PENDING TRANSACTIONS, IF ANY, DESCRIBED IN THIS FORM 10-Q, THE ENACTMENT OF LEGISLATION FURTHER IMPACTING THE COMPANIES' STATUS AS A PAIRED SHARE REAL ESTATE INVESTMENT TRUST ("REIT") OR REALTY'S STATUS AS A REIT, THE FURTHER IMPLEMENTATION OF REGULATIONS GOVERNING PAYMENTS TO, AS WELL AS THE FINANCIAL CONDITIONS OF OPERATORS OF, REALTY'S HEALTHCARE RELATED ASSETS, INCLUDING THE FILING FOR PROTECTION UNDER THE US BANKRUPTCY CODE BY ANY OPERATORS OF THE COMPANIES' HEALTHCARE ASSETS, THE IMPACT OF THE PROTECTION OFFERED UNDER THE US BANKRUPTCY CODE FOR THOSE OPERATORS WHO HAVE ALREADY FILED FOR SUCH PROTECTION AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE FILINGS OF REALTY AND OPERATING WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"), INCLUDING, WITHOUT LIMITATION, THOSE RISKS DESCRIBED IN ITEM 7 OF THE JOINT ANNUAL REPORT ON FORM 10-K ENTITLED "CERTAIN FACTORS YOU SHOULD CONSIDER" BEGINNING ON PAGE 63 THEREOF.

OVERVIEW

         The basis of presentation includes Management's Discussion and Analysis of Financial Condition and Results of Operations for the combined and separate registrants under the Securities and Exchange Act of 1934, as amended. Management of the Companies believe that the combined presentation is most informative to the reader.

GENERAL

         In 1997, Meditrust, a Massachusetts business trust ("Meditrust's Predecessor"), merged with Santa Anita Realty Enterprises, Inc., with Santa Anita Realty Enterprises, Inc. as the surviving corporation, and Meditrust Acquisition Company merged with Santa Anita Operating Company, with Santa Anita Operating Company as the surviving Corporation (hereafter referred to as the "Santa Anita Merger"). Upon completion of these mergers, Santa Anita Realty Enterprises, Inc. changed its corporate name to "Meditrust Corporation" and Santa Anita Operating Company changed its corporate name to "Meditrust Operating Company". During early 1998 and after completion of the Santa Anita Merger, the Companies began pursuing a strategy of diversification into additional new businesses which culminated in mergers with La Quinta Inns, Inc., a lodging company (the "La Quinta Merger"), and Cobblestone Holdings, Inc., a golf course company (the "Cobblestone Merger").

         Federal legislation adopted in July 1998 limited benefits attributable to future use of the paired share structure. In addition, during the summer of 1998 and thereafter, the debt and equity markets available to REITs generally, and healthcare and lodging REITs specifically, deteriorated, thus limiting the Companies' access to cost efficient capital. As a result, during the latter part of 1998 and throughout 1999 the Companies implemented a comprehensive restructuring plan (the "1998 Plan") designed to strengthen the Companies' financial position and clarify its investment and operating strategy whereby the Companies sold over $1.4 billion in assets (including the Cobblestone Golf Group, the Santa Anita Racetrack) and $280 million of healthcare properties, repaid over $625 million in debt and fully settled the Companies' forward equity issuance transaction ("FEIT") with certain affiliates of Merrill Lynch & Co.

         During 2000, the Companies implemented a five-point plan of reorganization (the "Five Point Plan") intended to further strengthen the position of the Companies and focus on the lodging division. Consistent with certain components of the Five Point Plan which called for, among other things, an orderly disposition of a significant portion of healthcare assets and substantial reduction in debt, the Companies completed healthcare asset sales and received mortgage repayments totaling approximately $1.0 billion between January 1, 2000 and March 31, 2001 and have applied substantially all of the proceeds toward reduction of total indebtedness of $2.6 billion as of December 31, 1999 to $1.6 billion as of March 31, 2001.

         On April 3, 2001, Meditrust announced the transfer of its beneficial ownership interest in the majority of its long term care skilled nursing facilities. The Companies received gross proceeds of $441 million consisting of $406 million in cash and $35 million in subordinated indebtedness due April 2006. As of March 31, 2001, the Companies had previously recorded impairment reserve of approximately $80 million related to these assets. The Companies transferred beneficial ownership interest in certain healthcare properties and mortgages with a net book value of $436 million relating to 78 long term care facilities and one medical office building operated by Genesis Health Ventures, Inc., Harborside Healthcare Corporation, HealthSouth Corporation, Integrated Health Services, Inc., Mariner Health Group, Inc., Sun Healthcare Group, Inc. and one non-public operator. After giving effect to the above mentioned transaction, the net book value of the Companies' remaining investment in healthcare facilities would have been $461 million at March 31, 2001.

         Also, consistent with the Companies' plan to focus on the lodging division, the Companies made certain changes in its executive management team and have transitioned the financial and legal functions of its healthcare operations from the Companies' Needham, Massachusetts office and intend to consolidate the remaining healthcare operations to Irving, Texas by December 31, 2002.

         On April 17, 2000, Francis W. ("Butch") Cash joined the Companies as President and Chief Executive Officer. In addition, in 2000 the Companies appointed David L. Rea as Chief Financial Officer and Stephen L. Parker was appointed as Senior Vice President of Marketing. As part of the initiation of a franchise program for the La Quinta brand, the Companies appointed Alan L. Tallis as Executive Vice President and Chief Development Officer.

         In 2001, the Companies will continue to focus on selling healthcare assets, deleveraging the balance sheet and improving lodging results. Part of the Companies' strategy for improving lodging results will be in the growth of fee-based income through implementation of a franchising program. On April 10, 2001, the first La Quinta franchise hotel opened for business under this new program. As of April 23, 2001 the Companies had approved an additional 31 franchise contracts.

THE MEDITRUST COMPANIES - COMBINED RESULTS OF OPERATIONS

         The Companies earn revenue by (i) owning and operating 229 La Quinta Inns and 70 La Quinta Inn & Suites; (ii) leasing 163 healthcare facilities under long-term triple net leases in which the rental rate is generally fixed with annual escalators; and (iii) providing mortgage financing for 36 healthcare facilities in which the interest is generally fixed with annual escalators subject to certain conditions. For the three months ended March 31, 2001, the Companies reported a net loss available to paired common shareholders of $15,816,000 or $0.11 per diluted common share compared to net income of $7,176,000 or $0.05 per diluted common share for the three months ended March 31, 2000.

COMBINED RESULTS OF SEGMENT OPERATIONS

         The Companies' operations are managed as two major segments: lodging and healthcare. The following table summarizes contribution by operating segment for the three months ended March 31, 2001 and 2000. The Companies consider contributions from each operating segment to include revenue from each business, less operating expenses, rental property operating expenses and general and administrative expenses. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment contribution.

                                                                       SUMMARY OF OPERATIONS
                                                                    THREE MONTHS ENDED MARCH 31,
                                                                ------------------------------------
                                (IN THOUSANDS)                        2001               2000
                                                                ------------------  ----------------
                                REVENUE:
                                   Lodging                            $   148,105       $   146,212
                                   Healthcare                              36,457            63,885
                                   Other                                    4,891             3,535
                                                                ------------------  ----------------
                                Total revenue                             189,453           213,632
                                                                ------------------  ----------------

                                OPERATING EXPENSES:
                                   Lodging                                 87,396            83,325
                                   Healthcare                               2,873             3,313
                                   Other                                    4,096             2,862
                                                                ------------------  ----------------
                                Total operating expenses                   94,365            89,500
                                                                ------------------  ----------------

                                CONTRIBUTIONS:
                                   Lodging, net                            60,709            62,887
                                   Healthcare, net                         33,584            60,572
                                   Other                                      795               673
                                                                ------------------  ----------------
                                Total contributions                    $   95,088       $   124,132
                                                                ==================  ================

         The combined contribution from operating segments for the three months ended March 31, 2001 was $95,088,000, compared to $124,132,000 for the three months ended March 31, 2000. This represents a decrease of $29,044,000 or 23%. The decline in the combined contribution is primarily the result of the sale of healthcare assets. The contribution is comprised of revenues of $189,453,000 and $213,632,000, offset by operating expenses of $94,365,000 and $89,500,000 for the three months ended March 31, 2001 and 2000, respectively.

         Lodging provided a contribution of $60,709,000 for the three months ended March 31, 2001, a decrease of $2,178,000 or 3.5% from the same period in 2000. The lodging segment revenues were comprised of revenues of $148,105,000 and $146,212,000 offset by operating expenses of $87,396,000 and $83,325,000 for the three months ended March 31, 2001 and 2000, respectively. The decrease in the lodging contribution was primarily due to increases in hotel operating expenses (partially offset by an increase in occupancy resulting in revenue increases), as more fully described below in management's discussion of the results of Operating.

         The following table summarizes statistical lodging data for the three months ended March 31, 2001 and 2000:

                                                                             2001                2000
                                                                       ----------------   -----------------

       Number of Hotels In Operation                                           299                 301
       Number of Hotels Under Construction                                       3                   1
       Occupancy Percentage                                                   64.4%               61.1%
       ADR (1)                                                             $ 63.19             $ 64.33
       RevPAR (2)                                                          $ 40.67             $ 39.33
       Available Rooms (3)                                                   3,489               3,552

       Comparable Hotels (4)                                                   299                 299
       Occupancy Percentage                                                   64.4%               61.2%
       ADR (1)                                                             $ 63.19             $ 64.44
       RevPAR (2)                                                          $ 40.67             $ 39.43
       Available Rooms (3)                                                   3,489               3,528


       (1) Represents average daily rate
       (2) Represents revenue per available room
       (3) Available room night count in thousands
       (4) Represents hotels open for more than one year

         Hotel operating revenues are generally measured as a function of average daily rate ("ADR") and occupancy. Revenue per available room ("RevPAR"), which is the product of occupancy percentage and ADR, increased 3.4% (or 3.1% for comparable hotels) to $40.67 in the first quarter of 2001 from $39.33 in the first quarter of 2000. The occupancy percentage increased 3.3 percentage points to 64.4% in the first three months of 2001 from 61.1% for the same period in 2000. The ADR decreased to $63.19 in the first quarter of 2001 from $64.33 in the first quarter of 2000, a decrease of $1.14 or 1.8%. The increase in RevPAR resulted from an increase in occupancy primarily attributed to recent promotional efforts and changes in pricing strategy. An increase in direct expenses for the three month period ended March 31, 2001 compared to the three month period ended March 31, 2000 included the impact of unusually high energy costs partially offset by decreases in credit card discounts and repairs and maintenance expense. Despite increases in occupancy levels, direct hotel labor costs were held to approximately 2000 levels due to new policies, practices and efficiencies. Additionally, corporate overhead expense for the three month period ended March 31, 2001 increased $857,000 primarily due to expenses related to the transitioning of certain information systems services to a third-party provider and due to franchise start-up costs incurred during the quarter.

         Healthcare provided a contribution of $33,584,000 in the first three months of 2001, a decrease of $26,988,000 or 4.5% from the prior year's first three months. The decrease in contribution was the result of the sale of certain healthcare assets and repayment of healthcare mortgages made during fiscal year 2000. The healthcare contribution was comprised of revenues of $36,457,000 and $63,885,000 and operating expenses of $2,873,000 and $3,313,000 for the three months ended March 31, 2001 and 2000, respectively.

The following table summarizes the healthcare portfolio by type of facility as of March 31, 2001 and December 31, 2000:


                                                                MARCH 31, 2001                      DECEMBER 31, 2000
                                                      -----------------------------------   -----------------------------------
      Type of Facility                                   FACILITIES         BEDS/UNITS           FACILITIES        BEDS/UNITS
      ----------------------------------------------  -----------------  ----------------  ----------------- -----------------
      Assisted Living                                       94                 4,457               94                4,457
      Long-Term Care                                        93                11,604               93               11,604
      Medical Office Buildings                               5                     -                5                    -
      Acute Care Hospital                                    1                   492                1                  492
      Other Healthcare                                       6                   625                6                  625
                                                      -----------------  ----------------   ----------------- -----------------
                                                           199                17,178              199               17,178
                                                      =================  ================   ================= =================

         The Companies had a remaining net investment of $219,923,000 and $222,571,000 in the form of mortgages outstanding to operators of 36 of the facilities listed above as of March 31, 2001 and December 31, 2000, respectively. The Companies had a remaining net investment of $671,665,000 and $681,714,000 in the form of leases with operators of 163 of the facilities listed above at March 31, 2001 and December 31, 2000, respectively.

         The decreases in healthcare revenues and operating expenses are primarily a result of the impact on revenue of asset sales and mortgage repayments over the last year, net of the impact of savings in rental and general and administrative expenses. Healthcare segment expenses decreased $495,000, and included decreases in rental property operating expenses of $442,000 and decreases in general & administrative expenses of $53,000. Rental property operating expenses consist principally of expenses for the management and operation of medical office buildings. The decrease in rental property operating expense was primarily due to the sale of substantially all of the Companies' medical office buildings in January 2000.

         TeleMatrix, a provider of telephones, software and equipment for the lodging industry, contributed $795,000 for the three months ended March 31, 2001, an increase of 18.1% from the prior year's first three months. This contribution was comprised of revenues of $4,891,000 and $3,535,000 and expenses of $4,096,000 and $2,862,000 for the three month periods ended March 31, 2001 and 2000, respectively. TeleMatrix expenses include operating expenses of $3,019,000 and $1,970,000 and general and administrative expenses of $1,077,000 and $892,000 for the three months ended March 31, 2001 and 2000, respectively. Operations of TeleMatrix have been included in lodging revenue and expense categories of the combined and consolidated statements since consummation of the acquisition in October 1999 and are separately disclosed as "Other Contribution" in Note 11 "Segment Reporting" of the combined and consolidated statements.

INTEREST EXPENSE

         For the three months ended March 31, 2001, interest expense was $34,936,000, compared to $55,236,000 for the three months ended March 31, 2000. The $20,300,000 decrease in interest expense is primarily attributable to the reduction of total indebtedness of the Companies as a result of application of substantially all proceeds generated from various healthcare asset sales and mortgage repayments over the past year.

REAL ESTATE INVESTMENTS, DEPRECIATION, ASSET SALES, AND PROVISION FOR IMPAIRMENT OF REAL ESTATE ASSETS, MORTGAGES AND NOTES RECEIVABLE

         As of March 31, 2001 and 2000, the Companies had net investments in real estate as summarized in the table below:


               (IN THOUSANDS)                                                            THREE MONTHS ENDED MARCH 31,
                                                                                     -----------------------------------
               INVESTMENT IN REAL ESTATE ASSETS, NET                                       2001               2000
                                                                                     -----------------   ---------------
               LODGING
               Lodging assets net book value, beginning of period                        $ 2,448,391       $ 2,522,153
                  Funding of capital improvements                                             12,736             4,947
                  Net book value of assets sold and other adjustments                           (626)           (3,007)
                  Depreciation expense and loss on early retirement                          (30,087)          (22,966)
                                                                                     -----------------   ---------------
               TOTAL INVESTMENT IN LODGING ASSETS, NET                                     2,430,414         2,501,127
                                                                                     -----------------   ---------------

               HEALTHCARE
               Mortgage assets net book value, beginning of period                           222,571         1,059,920
                  Principal payments                                                            (750)           (2,286)
                  Construction loan funding                                                        -               161
                  Partial principal prepayments                                                    -               363
                  Provisions for loss on real estate mortgages                               (12,425)                -
                    and notes receivable
                  Net book value of mortgages repaid                                               -           (16,539)
                  Increase in real estate mortgages net of participation                          (3)                -
                    reduction
                  Other adjustments to mortgages                                              10,530                57
                                                                                     -----------------   ---------------
               Mortgage assets net book value, end of period                                 219,923         1,041,676
                                                                                     -----------------   ---------------

               Sale/lease-back assets net book value, beginning of period                    681,714         1,090,586
                  Construction funding                                                             -             2,238
                  Depreciation expense                                                        (1,386)           (6,435)
                  Provisions for loss on assets held for sale                                 (7,589)                -
                  Provisions for loss on assets held for use                                  (1,074)                -
                  Net book value of real estate assets sold                                        -          (237,539)
                  Other adjustments to real estate investments                                     -            (1,882)
                                                                                     -----------------   ---------------
               Sale/lease-back assets net book value, end of period                          671,665           846,968
                                                                                     -----------------   ---------------

               TOTAL INVESTMENT IN HEALTHCARE REAL ESTATE ASSETS, NET                        891,588         1,888,644
                                                                                     -----------------   ---------------

               TOTAL REAL ESTATE INVESTMENT, NET BOOK VALUE                               $3,322,002        $4,389,771
                                                                                     =================   ===============

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization for the three months ended March 31, 2001 and 2000 were $40,986,000 and $42,438,000, respectively. The decrease of $1,452,000 was primarily the result of the sale of healthcare properties and certain healthcare and certain lodging properties being classified as held for sale.

ASSET SALES

         During the three months ended March 31, 2001, the Companies realized losses of $54,000 on the sale of equity securities and the sale of one lodging restaurant facility compared to losses on asset sales of $3,812,000 recorded during the three months ended March 31, 2000.

PROVISION FOR IMPAIRMENT OF REAL ESTATE ASSETS, MORTGAGES AND NOTES RECEIVABLE

         During the three months ended March 31, 2001, the Companies recorded a provision for impairment of real estate assets, mortgages and notes receivable of $21,088,000. The Companies recorded a provision for loss on assets held for sale of $7,589,000 and a provision of $1,074,000 on real estate assets held for use for the three months ended March 31, 2001. During the three months ended March 31, 2001, the Companies recorded a provision for loss related to the mortgage portfolio of $12,425,000 (of which $10,530,000 was related to working capital and other notes receivables classified as fees, interest and other receivables).

OTHER EXPENSES

         In June 2000, the Companies' Boards of Directors approved a plan to reduce the number of employees, primarily in the financial and legal groups, of the Companies' Needham, Massachusetts offices by December 2002. For the three months ended March 31, 2001, the Companies recorded $545,000 of other expense related to retention incentive compensation earned by the remaining healthcare segment employees based on achievement of specified employment terms in order to facilitate the sale of certain healthcare assets and closing of the Needham office by December 2002. In addition, during the three months ended March 31, 2001, the Companies recorded provisions and other expenses of approximately $9,475,000 on interest receivable and other receivables management considers uncollectable.

         In January 2000, the Companies executed a separation and consulting agreement with the former Chief Executive Officer, President and Treasurer of Realty pursuant to which Realty made a cash payment of approximately $9,460,000 (including consulting fees), converted 155,000 restricted paired common shares into unrestricted paired common shares (which resulted in approximately $2,461,000 of accelerated amortization of unearned compensation) and continued certain medical, dental and other benefits. The Companies recorded provisions and other expenses of approximately $284,000 on other receivables.

EXTRAORDINARY ITEM

         During the three months ended March 31, 2000, the Companies retired $44,800,000 of debt at a discount prior to its maturity date and, as part of certain asset sale transactions, repaid secured debt totaling $14,936,000. As a result of these early repayments of debt, a net gain of $1,394,000 was realized and is reflected as an extraordinary item.

CHANGE IN ACCOUNTING PRINCIPLE

         On January 1, 2001, the Companies applied the provisions of SFAS No. 133, which states that if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. It further states that gains or losses on a derivative instrument not designated as a hedging instrument shall be recognized currently in earnings. At March 31, 2001, the interest rate swap was not designated as a hedging instrument and, therefore, $1,236,000 was recorded as a charge to earnings during the three months ended March 31, 2001 comprised of an increase in interest expense of approximately $2,092,000 and a partially offsetting entry to reflect the cumulative effect of a change in accounting principle (through December 31, 2000) of $856,000.

REALTY - RESULTS OF OPERATIONS

         Realty reported a net loss available to Common Paired Shareholders of $5,121,000 or $0.03 per diluted common share for the three months ended March 31, 2001, compared to net income of $13,991,000 or $0.10 per diluted common share for the three months ended March 31, 2000.

REVENUES AND EXPENSES

         Revenue for the three months ended March 31, 2001 was $116,522,000, compared to $140,533,000 for the three months ended March 31, 2000, a decrease of $24,013,000. The revenue decrease was primarily attributable to a decrease in interest revenue of $22,596,000. This decrease primarily resulted from mortgage repayments over the last year.

         For the three months ended March 31, 2001, total recurring expenses were $86,661,000, compared to $107,260,000 for the three months ended March 31, 2000, a decrease of $20,599,000. This decrease was primarily attributable to a decrease in interest expense of $20,268,000 due to reductions of debt outstanding resulting from application of proceeds from various asset sales and mortgage repayments over the past year.

ASSET SALES

         During the three months ended March 31, 2001, Realty realized losses of $54,000 on the sale of equity securities and the sale of one lodging restaurant facility compared to losses on asset sales of $3,812,000 recorded during the three months ended March 31, 2000. Provisions of $49,445,000 and $58,795,000 had previously been taken related to the asset sales completed in the three months ended March 31, 2001 and 2000, respectively.

PROVISION FOR IMPAIRMENT OF REAL ESTATE ASSETS, MORTGAGES AND NOTES RECEIVABLE

         During the three months ended March 31, 2001, Realty classified certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. Based on estimated net sale proceeds, Realty recorded a provision for loss on assets held for sale of $7,589,000 during the three months ended March 31, 2001. During the three months ended March 31, 2001, Realty recorded a provision for real estate mortgages and notes receivable of $12,425,000 (of which $10,530,000 related to working capital and other notes receivables classified as fees, interest and other receivables). In addition, during the three months ended March 31, 2001, Realty recorded an impairment provision of $1,074,000 on real estate assets held for use where current facts, circumstances and analysis indicate that the assets might be impaired.

OTHER EXPENSES

         For the three months ended March 31, 2001, the Realty recorded $545,000 of other expense related to retention incentive compensation earned by the remaining healthcare segment employees based on achievement of specified employment terms in order to facilitate the sale of certain healthcare assets and the closing of the Needham office by December 2002. In addition, during the three months ended March 31, 2001, the Companies recorded provisions and other expenses of approximately $9,475,000 on interest receivable and other receivables management considers uncollectable.

         In January 2000, the Companies executed a separation and consulting agreement with the former Chief Executive Officer, President and Treasurer of Realty pursuant to which Realty made a cash payment of approximately $9,460,000 (including consulting fees), converted 155,000 restricted paired common shares into unrestricted paired common shares (which resulted in approximately $2,461,000 of accelerated amortization of unearned compensation) and continued certain medical, dental and other benefits. Realty also recorded provisions and other expenses of approximately $284,000 on other receivables.

EXTRAORDINARY ITEM

         During the three months ended March 31, 2000, the Companies retired $44,800,000 of debt at a discount prior to its maturity date and, as part of certain asset sale transactions, repaid secured debt totaling $14,936,000. As a result of these early repayments of debt, a net gain of $1,394,000 was realized and is reflected as an extraordinary item.

CHANGE IN ACCOUNTING PRINCIPLE

         On January 1, 2001, Realty applied the provisions of SFAS No. 133, which states that if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. It further states that gains or losses on a derivative instrument not designated as a hedging instrument shall be recognized currently in earnings. At March 31, 2001, the interest rate swap was not designated as a hedging instrument and, therefore, $1,236,000 was recorded as a charge to earnings during the three months ended March 31, 2001 comprised of an increase in interest expense of approximately $2,092,000 and a partially offsetting entry to reflect the cumulative effect of a change in accounting principle (through December 31, 2000) of $856,000.

OPERATING - RESULTS OF OPERATIONS

         For the three months ended March 31, 2001, Operating incurred a net loss available to common paired shareholders of $10,695,000 compared to $6,815,000 for the three months ended March 31, 2000. The net loss per common share for three months ended March 31, 2001 was $0.08 compared to $0.05 for the three months ended March 31, 2000. The net loss per common share amount increased primarily as a result of increases in operating expenses partially offset by an increase in total revenue for the three months ended March 31, 2001 when compared to the same period in fiscal year 2000.

REVENUES AND EXPENSES

         Hotel revenues for the three months ended March 31, 2001 were $150,045,000, compared to $147,046,000 for the three months ended March 31, 2000, an increase of $2,999,000. Approximately $140,892,000 or 95% of hotel revenues were derived from room rentals. Hotel operating revenues generally are measured as a function of the ADR and occupancy. The ADR decreased to $63.19 during three months ended March 31, 2001 from $64.33 during the first three months of 2000, a decrease of $1.14 or 1.8%. Occupancy increased 3.3 percentage points to 64.4% in the first three months of 2001 from 61.1% for the first three months of 2000. Revenue per available room ("RevPAR"), which is the product of occupancy percentage and ADR, increased 3.4% (or 3.1% for comparable hotels) to $40.67 in the first quarter of 2001 from $39.33 in the first quarter of 2000. The increase in RevPAR is due to the increase in occupancy attributable to recent promotional efforts and changes in pricing strategy offset by a decrease in ADR. TeleMatrix sales are included in hotel revenues and increased $1,356,000 to $4,891,000 for the three month period ending March 31, 2000.

         Total recurring expenses for the three months ended March 31, 2001 were $160,746,000 compared to $153,898,000 for the same period in 2000, an increase of $6,848,000. The increase in recurring expenses is primarily due to increases in hotel operating expenses, general and administrative expenses and rent to Realty. Hotel operating expenses increased $3,647,000 during the three months ended March 31, 2001 over the hotel operating expenses in the first quarter of 2000. The increase was primarily due to an $1,827,000 increase in utility and energy cost over the same period in 2000 and increases in corporate overhead related to the transition of certain information systems services to a third-party provider and franchise start-up costs incurred during the quarter. The increases were partially offset by decreases in credit card discount and repairs and maintenance expense. Direct hotel labor costs were kept at approximately 2000 levels despite an increase in occupancy due to new policies, procedures and efficiencies. TeleMatrix costs of sales increased $1,015,000 to $2,744,000 for the three months ended March 31, 2001 due to increases in sales activity in business and residential product lines in the first quarter of 2001.

         Operating experienced an increase in rent to Meditrust Corporation during the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The $2,688,000 increase from $68,880,000 for the three months ended March 31, 2000 to $71,568,000 for the three months ended March 31, 2001 was primarily due to an annual increase of $2,190,000 in the rate Realty charges Operating based on the Consumer Price Index.

THE MEDITRUST COMPANIES, REALTY, AND OPERATING - COMBINED LIQUIDITY AND CAPITAL RESOURCES

         The Companies earn revenue by (i) owning and operating 229 La Quinta Inns and 70 La Quinta Inns and Suites; (ii) leasing 163 healthcare facilities under long-term triple net leases in which the rental rate is generally fixed with annual escalators and (iii) providing mortgage financing for 36 healthcare facilities in which the interest is generally fixed with annual escalators subject to certain conditions. At March 31, 2001, approximately $486,000,000 of the Companies' debt obligations were floating rate obligations in which interest rate and related cash flows vary with the movements in the London Interbank Offered Rate ("LIBOR"). The general fixed nature of the Companies' assets and the variable nature of a portion of the Companies' debt obligations creates interest rate risk. If interest rates were to rise significantly, the Companies' interest payments may increase, resulting in decreases in net income and funds from operations. To mitigate this risk, the Companies have entered into interest rate swaps to convert some of its floating rate debt obligations to fixed rate debt obligations. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. At March 31, 2001, the Companies had $400,000,000 of interest rate swaps outstanding, maturing in July 2001, in which the Companies pay a fixed rate of 5.7% to the counterparty and receive LIBOR from the counterparty. Accordingly, at March 31, 2001, the Companies have $86,000,000 of variable debt outstanding with interest rates that fluctuate with changes in LIBOR.

         Operating does not have independent access to financing and is a guarantor on Realty's debt. As a result, the liquidity and capital resources discussion related to Realty also is relevant to Operating.

CASH FLOWS FROM OPERATING ACTIVITIES

         The principal source of cash used to fund future operating expenses and recurring capital expenditures for the Companies, Realty and Operating will be generated from cash flows provided by operating activities. The Companies, Realty and Operating anticipate that cash flow provided by operating activities will provide the necessary funds on a short and long-term basis to meet operating cash requirements, i.e., exclusive of debt maturities. Future interest expense and distribution payments, if any, for the Companies and Realty will also be funded with cash flow provided by operating activities.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

         The Companies, Realty and Operating provide funding for new investments and costs associated with restructuring through a combination of long-term and short-term financing including both debt and equity. The Companies and Realty also provide funding for new investments and costs associated with restructuring through the previously announced sale of healthcare related assets. As part of the Five Point Plan, the Companies and Realty may sell additional healthcare related assets to meet their debt commitments and to provide additional liquidity. The Companies and Realty obtain long-term financing through the issuance of shares, long-term secured or unsecured notes, convertible debentures and the assumption of mortgage notes. Operating obtains long-term financing through the issuance of shares. The Companies and Realty obtain short-term financing through the use of bank lines of credit, which may be replaced with long-term financing as appropriate. From time to time, the Companies and Realty utilize interest rate swaps to attempt to hedge interest rate volatility. It is the Companies' and Realty's objective to match mortgage and lease terms with the terms of their borrowings. The Companies and Realty attempt to maintain an appropriate spread between their borrowing costs and the rate of return on their investments. When development loans convert to sale-leaseback transactions or permanent mortgage loans, the base rent or interest rate, as appropriate, is fixed at the time of such conversion.

         In July 1998, Realty entered into a credit agreement (the "Credit Agreement"), which provided Realty with up to $2,250,000,000 in credit facilities, replacing Realty's then existing $365,000,000 revolving credit facilities. The Credit Agreement provided for borrowings in four separate tranches (each a "Tranche"): Tranche A, a $1,000,000,000 revolving loan, amounts of which if repaid may be reborrowed, which matures July 17, 2001; Tranche B, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matured July 17, 1999 and which had a $250,000,000 mandatory principal payment on April 17, 1999; Tranche C, a term loan in the amount of $250,000,000, amounts of which if repaid may not be reborrowed, which matured July 17, 1999 with a six month extension option that was exercised in June 1999; and Tranche D, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 2001.

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

         On March 10, 1999, Realty reached a second agreement with its bank group to further amend the Credit Agreement. The second amendment provided for a portion of the proceeds from the sale of the Cobblestone Golf Group to be applied to settle a portion of the FEIT. The second amendment also provided for, among other things, deletion of limitations on certain healthcare investments and lowering the Tranche A loan commitment from $1,000,000,000 to $850,000,000.

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

         Effective September 5, 2000, the Companies reached a fourth agreement with its bank group to further amend the Credit Agreement. The fourth amendment provided for, among other things, changes to the definition of the minimum tangible net worth covenant, limitations on cash and cash equivalents held and limitations on capital expenditures, a reduction of the Tranche A revolving loan commitment from $850,000,000 to $400,000,000 and the allowance of an optional prepayment of $50,000,000 on the Tranche D term loan. In addition, the fourth agreement specifies when and how the proceeds of future asset sales are required to be applied against any outstanding balances on Tranches A and D.

         During the three months ended March 31, 2001, Realty repaid $7,737,000 on the Tranche D term loan and borrowed $95,000,000 on the Tranche A revolving line of credit. The resulting balance of bank notes payable was $486,176,000 (net of unamortized debt issuance costs of $1,087,000) at March 31, 2001.

         Realty has approximately $75,000,000 of notes payable maturing in July 2001 at approximately the same time as the remaining balance of $392,000,000 on the Tranche D term loan and the outstanding balance of $95,000,000 on the revolving credit commitment, with a maximum capacity of $400,000,000, mature. Realty intends to use cash flows from operations, proceeds from asset sales under the Five Point Plan and debt refinancing to fund the repayment of debt obligations as they come due. The Companies are pursuing the refinancing of amounts due under Realty's senior credit facility, which the Companies believe may be facilitated by the continued sale of healthcare assets.

         The following is a summary of the Companies' future debt maturities as of March 31, 2001:


            (IN MILLIONS)
                                                   NOTES           CONVERTIBLE       BANK         BONDS AND
                         YEAR                     PAYABLE          DEBENTURES        NOTES        MORTGAGES       TOTAL
        ---------------------------------------  -----------     ---------------- ------------ ---------------- ----------

                         2001                      $  123            $       -      $   487         $     14    $   624
                         2002                          36                   54            -                2         92
                         2003                         205  (1)               -            -                2        207
                         2004                         250  (2)               -            -                2        252
                         2005                         116                    -            -                -        116
                         2006 and thereafter          287                    -            -               14        301
                                                 -----------     ---------------- ------------ ---------------- ----------
        Total debt............................      1,017                   54          487               34      1,592
        Unamortized debt issuance costs.......         (3)                   -           (1)               -         (4)
                                                 -----------     ---------------- ------------ ---------------- ----------
        Debt, net of unamortized
        debt issuance costs...................    $ 1,014            $      54      $   486          $    34    $ 1,588
                                                 ===========     ================ ============ ================ ==========


(1) Assumes that $175 million of the 7.82% Notes due in 2026 are put to the Companies
(2) Assumes that $150 million of the 7.114% Notes due in 2011 are put to the Companies

         At March 31, 2001, the Companies' gross real estate investments totaled approximately $3,904,985,000 consisting of 299 hotel facilities in service, 93 long-term care facilities, 94 assisted living facilities, five medical office buildings, one acute care hospital campus and 6 other healthcare facilities.

         The Companies had shareholders' equity of $2,307,936,000 and debt constituted 41% of the Companies' total capitalization as of March 31, 2001. At March 31, 2001, Realty had shareholders' equity of $2,361,271,000 and Operating had a shareholders' deficit of $15,503,000.

         The Companies and Realty have an effective shelf registration statement on file with the SEC under which the Companies may issue $1,825,000,000 of securities including common stock, preferred stock, debt, series common stock, convertible debt and warrants to purchase common stock, preferred stock, debt, series common stock and convertible debt.

         On April 3, 2001, Meditrust announced the transfer of its beneficial ownership interest in the majority of its long term care skilled nursing facilities to Care Realty, L.L.C. The Companies received gross proceeds of $441 million consisting of $406 million in cash and $35 million in subordinated indebtedness due April 2006. Net proceeds from the transfer have been applied towards debt reduction. As a result, bank notes payable were reduced by $401 million.

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

         Although the Companies intend to continue to sell healthcare assets and to pursue the refinancing of the senior credit facility, the Companies' efforts, and the success of these efforts, will be impacted by many factors, some of which are outside of the Companies' control. The factors impacting the sale of the healthcare assets include the nature of the assets being sold (including the condition, financial or otherwise, of the operators of such assets), the overall condition of the healthcare real estate market at the time of any such sale, the nature of the consideration delivered by any purchaser of such assets and the presence of other similar healthcare properties for sale on the market at the time of any such sale (including the effect that the presence of such other properties could have on the prices that can be obtained in such sales and the availability of financing for prospective purchasers of such assets). The section entitled "Certain Factors You Should Consider" commencing on page 63 of the Joint Annual Report on Form 10-K for the year ending December 31, 2000 contains additional factors that could impact the Companies' efforts, and the success of those efforts, in selling healthcare assets and refinancing the senior credit facility.

         The above-described factors (including those set forth in "Certain Factors You Should Consider") specifically will impact the amount of the consideration to be received in connection with the sale of any such assets, which will impact the amount of debt obligations that may be repaid in connection with such sales, as well as the gain or loss that will be recognized by Realty in connection with such sale. Further, to the extent Realty enters into agreements to sell assets at sales prices less than the carrying value of such assets on Realty's balance sheet (after giving effect to prior adjustments to such carrying value), Realty will recognize losses related to such sales, some of which may be substantial as a result of the above-described transactions, at the time that such agreements are entered into, rather than at the time such sales are actually consummated. Accordingly, the Companies cannot guarantee that their efforts to sell healthcare assets, or to pursue the refinancing of the senior credit facility, will be successful.

INFORMATION REGARDING OPERATORS OF HEALTHCARE ASSETS

         As of March 31, 2001, the healthcare portfolio comprised approximately 27% of the net book value of the Companies' total real estate investments before impairment reserve. Sun and Alterra currently operate approximately 14% of the total real estate investments, or 43% of the healthcare portfolio before the impairment reserve. A schedule of significant healthcare operators follows:


PORTFOLIO BY OPERATOR
(IN THOUSANDS, EXCEPT NUMBER OF        Gross       Net Book      # of         % of                   # of                    # of
PROPERTIES AND PERCENTAGES)          Investment     Value     Properties   Portfolio   Mortgages   Properties    Leases     Leases
                                    -----------   ----------  ----------  ----------- ----------- ------------  ---------- --------
LODGING:
La Quinta Companies                  $2,671,824   $2,430,414      299

HEALTHCARE PORTFOLIO:
Sun Healthcare Group, Inc.              393,356      311,131       39          29%      $ 30,390         4      $ 280,741      35
Alterra                                 161,592      148,265       57          14%             -         -        148,265      57
Other Non-Public Operators              108,256      102,306       11           9%        80,904         9         21,402       2
Harborside                              103,253       92,318       18           9%        15,868         4         76,450      14
Balanced Care Corporation                93,557       91,913       19           9%        36,634         7         55,279      12
Tenet Healthcare/Iasis                   65,650       55,790        1           5%             -         -         55,790       1
CareMatrix Corporation                   50,523       49,363        4           5%        35,523         3         13,840       1
Other Public Operators                   49,501       43,130        7           4%         7,064         1         36,066       6
Integrated Health Services, Inc.         50,973       37,066       10           3%             -         -         37,066      10
Genesis Health Ventures, Inc.            35,625       33,552        8           3%        18,425         4         15,127       4
Assisted Living Concepts                 31,487       28,400       16           3%             -         -         28,400      16
ARV Assisted Living, Inc.                28,982       26,461        4           2%             -         -         26,461       4
Life Care Centers of America, Inc        26,212       26,212        2           2%        26,212         2              -       -
HealthSouth                              24,438       24,438        2           2%        24,438         2              -       -
Paramount Real Estate Services            9,756        8,963        1           1%             -         -          8,963       1
                                    -----------   ----------  ----------  ----------- ----------- ------------  ---------- --------
                                      1,233,161    1,079,308      199         100%       275,458        36        803,850     163
Impairment Reserve                                  (187,720)                            (55,535)                (132,185)
                                    -----------   ----------  ----------              -----------               ----------
                                      1,233,161      891,588      199                  $ 219,923                $ 671,665
                                    -----------   ----------  ----------              ===========               ==========
Total Real Estate Portfolio          $3,904,985   $3,322,002      498
                                    ===========   ==========  ==========

         At March 31, 2001, companies in the assisted living sector of the healthcare industry approximate 9% of the net book value of the Companies' total real estate investments (and approximately 29% of the healthcare portfolio before the impairment reserve), while companies in the long term care sector approximate 19% of the net book value of Realty's total real estate investments (and approximately 58% of the healthcare portfolio before the impairment reserve).

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

         Operators of assisted living facilities are experiencing fill-up periods of a longer duration, and are being impacted by concerns regarding the potential of over-building, increased regulation and the use of certain accounting practices. Accordingly, many of these operators have announced decreased earnings or anticipated earnings shortfalls and have experienced a significant decline in their stock prices. These factors have had a detrimental impact on the liquidity of some assisted living operators, which has caused their growth plans to decelerate and may have a negative effect on their operating cash flows and their access to capital.

         On April 3, 2001, Meditrust announced the transfer of its beneficial ownership interest in the majority of its long term care skilled nursing facilities to Care Realty, L.L.C. The Companies received gross proceeds of $441 million consisting of $406 million in cash and $35 million in subordinated indebtedness due April 2006. After giving effect for the transfer, Meditrust's remaining healthcare portfolio has a net book value of $461 million at March 31, 2001 consisting of $312 million of leased assets and $150 million of mortgages net of a impairment reserve of $29 million and $77 million, respectively.

OPERATORS IN BANKRUPTCY

         As of March 31, 2001, the Companies had exposure to five operators who have filed for bankruptcy protection under Chapter 11: Sun Healthcare Group, Inc. ("Sun"), Mariner Health Group ("Mariner"), Integrated Health Services, Inc. ("Integrated"), Genesis Health Ventures, Inc. ("Genesis") and CareMatrix Corporation ("CareMatrix"). The following table describes the number of facilities, net assets by lease/mortgage and the lease/mortgage income of each of the five operators which are in Chapter 11 proceedings:


(IN THOUSANDS, EXCEPT FOR NUMBER OF                                                                   Three months ended
FACILITIES)                                         Leases                    Mortgages                 March 31, 2001
                                          --------------------------- --------------------------- -----------------------------
                                Total                                                                 Rental       Interest
   Operator     Date filed   Facilities    Facilities   Net Assets     Facilities   Net Assets        Income        Income
----------------------------------------- --------------------------- --------------------------- -----------------------------

Sun (5)          10/14/99        39            35        $ 280,919         4         $ 30,390        $ 11,572        $  -   (1)

Mariner           1/18/00         2             1            6,789         1            7,064             244           -   (2)

Integrated         2/2/00        10            10           37,066         -                -           2,152          N/A

Genesis           6/26/00         8             4           15,127         4           18,425             389          858  (3)

CareMatrix        11/9/00         4             1           13,840         3           35,523             374          860  (4)
                             ------------ --------------------------- --------------------------- -----------------------------
Totals                           63            51        $ 353,741        12         $ 91,402        $ 14,731      $ 1,718
                             ============ =========================== =========================== =============================

(1) No interest payments related to the Sun mortgages have been received since October 14, 1999 and, accordingly, these mortgages were placed on non-accrual status.
(2) No interest payments related to the Mariner mortgage were received and accordingly, this mortgage was placed on non-accrual status.
(3) Mortgages related to Genesis have been placed on non-accrual status and interest income is recorded as payments are received.
(4) Mortgages related to CareMatrix have been placed on non-accrual status and interest income is recorded as payments are received.
(5) Net lease assets operated by Sun include straight-line rent receivables of $177,000.

         On April 3, 2001, Meditrust announced the transfer of its beneficial ownership interest in the majority of its long term care skilled nursing facilities to Care Realty, L.L.C. After giving effect for the transfer, the Companies have only five facilities with a net book value of $60 million attributable to two operators in bankruptcy, down from $445 million at March 31, 2001.

         To date, the Companies have not come to any definitive agreement with any of these operators. In the event any of its leases are successfully rejected through the course of the bankruptcy proceedings, the Companies intend to transition the operations of these facilities to other operators.

         Management has initiated various actions to protect the Companies' interests under its leases and mortgages including the draw down and renegotiations of certain escrow accounts and agreements. While the earnings capacity of certain facilities has been reduced and the reductions may extend to future periods, management believes that it has recorded appropriate accounting impairment provisions based on its assessment of current circumstances. However, upon changes in circumstances, including but not limited to, possible foreclosure or lease termination, there can be no assurance that the Companies' investments in healthcare facilities would not be written down below the current carrying value based upon estimates of fair value at such time.

COMBINED FUNDS FROM OPERATIONS

         Combined Funds from Operations ("FFO") of the Companies was $41,660,000 and $47,702,000 for the three months ended March 31, 2001 and 2000, respectively. Effective January 1, 2000 the National Association of Real Estate Investment Trusts ("NAREIT") adopted a new definition of FFO.

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

         FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles, as an indicator of operating performance or to cash flows from operating, investing, or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

         The following reconciliation of net loss and income available to common shareholders to FFO illustrates the difference between the two measures of operating performance for the three months ended March 31, 2001 and 2000. Certain reconciling items include amounts reclassified from discontinued operations and, accordingly, do not agree to revenue and expense captions in the Companies' financial statements.


                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------------------
            (IN THOUSANDS)                                                             2001                  2000
                                                                                 ------------------   -------------------

            Net (loss) income available to common shareholders                      $ (15,816)             $ 7,176
               Depreciation of real estate and intangible amortization                 37,159               38,108
               Other capital gains and losses                                              54                3,812
               Other expenses (a)                                                      20,943                    -
               Income tax expense                                                         176                    -
               Extraordinary item                                                           -               (1,394)
               Cumulative effect of change in accounting principle                       (856)                   -
                                                                                 ------------------   -------------------
            Funds from Operations                                                    $ 41,660             $ 47,702
                                                                                 ==================   ===================

            (a) Other expenses include provisions for assets and mortgages of $21,088,000 (of which $10,530,000 relates to working capital and other notes receivables) offset by recoveries on prior impairments of $145,000 for the three months ended March 31, 2001.

            Weighted average paired common shares outstanding:
               Basic                                                                  142,958              141,230
               Diluted                                                                142,958              141,230


REIT QUALIFICATION ISSUES

         The Ticket to Work and Work Incentives Improvement Act of 1999 (the "Ticket to Work Act") modified certain provisions of federal income tax law applicable to REITs. All of the changes described below became effective with respect to the Companies after December 31, 2000. These changes include new rules permitting a REIT to own up to 100% of the stock of a corporation (a "taxable REIT subsidiary"), taxable as a C-corporation, that may provide non-customary services to the REIT's tenants and may engage in certain other business activities. However, a taxable REIT subsidiary cannot directly or indirectly operate or manage a lodging or healthcare facility. A taxable REIT subsidiary may own a lodging facility (i.e., a hotel) or lease one from the REIT (provided no gambling revenues are derived from the hotel or its premises), provided that the lodging facility is operated by an "eligible independent contractor". An eligible independent contractor is an independent contractor that is actively engaged in the trade or business of operating lodging facilities for persons or entities unrelated to the REIT. Due to the foregoing restrictions imposed on the use of taxable REIT subsidiaries in the case of lodging and healthcare facilities, the opportunity for the Companies to make use of taxable REIT subsidiaries is limited.

         The Ticket to Work Act also replaces the former rule permitting a REIT to own more than 10% of a corporate subsidiary by value, provided its ownership of the voting power is limited to 10% (a "decontrolled subsidiary"), with a new rule prohibiting a REIT from owning more than 10% of a corporation by vote or value, other than a taxable REIT subsidiary (described above) or a "qualified REIT subsidiary" (a wholly owned corporate subsidiary that is treated as part of the REIT for all federal income tax purposes). Existing decontrolled subsidiaries are grandfathered, but will lose such status if they engage in a substantial new line of business or acquire any substantial new asset after July 12, 1999, other than pursuant to a contract binding on such date and at all times thereafter prior to acquisition and certain other limited exceptions. Accordingly, and taking into account the Companies' general inability to utilize taxable REIT subsidiaries in the conduct of its lodging and healthcare operations, the Ticket to Work Act severely limits the ability of Realty to own substantial ownership interests in taxable corporate subsidiaries. Direct ownership by Realty of assets that otherwise would be held in a decontrolled subsidiary may not be possible without disqualifying Realty as a REIT, and transfer of such assets to Operating similarly may not be possible without causing Realty to recognize substantial taxable income or jeopardizing the Companies' current grandfather status under the 1998 anti-paired share legislation enacted as part of the Internal Revenue Service

Restructuring and Reform Act of 1998 (the "Reform Act"). In combination with the restrictions on activities of a grandfathered paired share REIT provided for in the Reform Act, the Ticket to Work Act limits the ability of Realty to grow through construction or acquisition of new hotels or the acquisition of other lodging brands or companies.

         Compliance with the tax rules applicable to REITs generally, and to paired share REITs in particular, has become increasingly difficult due to additional limitations imposed by the Reform Act and the Ticket to Work Act as well as other developments in the Companies' businesses, including its recent sales of healthcare assets and consequent loss of related qualifying rental and interest income. Due to recent sales of healthcare assets and the resulting loss of qualifying rental and interest income, disqualifying income has increased as a percentage of Realty's gross income. Disqualifying income cannot exceed five percent of Realty's gross income. Although Realty currently satisfies this requirement, additional asset sales (which will result in further reductions of qualifying rental and interest income) as well as increases in royalty income (which is considered nonqualifying income) could cause Realty to exceed the five percent gross income limit for non-qualifying income, resulting in REIT disqualification and/or substantial costs to avoid such disqualification. Based on the Five Point Plan and the Companies' announced intention to increase its focus on its lodging business (including franchising, which will generate royalty income) and sell a significant portion of its healthcare assets, the Companies intend to continue to reevaluate its financial, legal and tax structure to determine the best platform for growing La Quinta and enhancing shareholder value going forward.

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

NEWLY ISSUED ACCOUNTING STANDARDS

         In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaced SFAS No. 125 of the same name, was issued. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is also effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures for prior comparative financial statements are not required. The Companies are currently not affected by the Statement's requirements.

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

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


    10.1    Employment Agreement dated as of          Incorporated by reference to Exhibit
            January 1, 1999 by and between            10.3 to Joint Quarterly Report on
            Meditrust Corporation and Michael         Form 10-Q for the Quarter ended March
            F. Bushee                                 31, 1999

    10.2    First Amendment to Employment             Included in this filing
            Agreement dated as of January
            24, 2000 by and between Meditrust
            Corporation and Michael F. Bushee

    10.3    Employment Letter Agreement dated         Included in this filing
            as of June 30, 2000 by and between
            Meditrust Corporation and Michael
            F. Bushee


(b) Reports on Form 8-K

         The Meditrust Companies filed a joint current report on Form 8-K for event dated April 17, 2001.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

             MEDITRUST CORPORATION

             /s/ David L. Rea
             ----------------
             David L. Rea
             Chief Financial Officer and Treasurer
                                                                    -

             MEDITRUST OPERATING COMPANY

             /s/ David L. Rea
             ----------------
             David L. Rea
             Chief Financial Officer and Treasurer