Form 10-Q
period 2001-06-30
LA QUINTA PROPERTIES INC; LA QUINTA CORP
filed 2001-08-09
CIK 314661, 313749

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


   Commission file number 0-9109           Commission file number 0-9110

    LA QUINTA PROPERTIES, INC.                 LA QUINTA CORPORATION
   (Exact name of registrant as             (Exact name of registrant as
    specified in its charter)                 specified in it charter)

             DELAWARE                                 DELAWARE
  (State or other jurisdiction of         (State or other jurisdiction of
   incorporation or organization)          incorporation or organization)

         95-3520818                                   95-3419438
(I.R.S. Employer Identification No.)    (I.R.S. Employer Identification No.)

   909 HIDDEN RIDGE, SUITE 600               909 HIDDEN RIDGE, SUITE 600
       IRVING, TX 75038                            IRVING, TX 75038
 (Address of principal executive          (Address of principal executive
  offices, including zip code)              offices, including zip code)

        (214) 492-6600                              (214) 492-6600
 (Registrant's telephone number,          (Registrant's telephone number,
     including area code)                        including area code)

      MEDITRUST CORPORATION                   MEDITRUST OPERATING COMPANY
  (Former Name, Former Address and          (Former Name, Former Address and
   Former Fiscal Year, if changed            Former Fiscal Year, if changed
       since Last Report)                          since Last Report)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuers' classes of common stock, as of the close of business on July 30, 2001, were:

La Quinta Properties, Inc.:         144,044,488
La Quinta Corporation:              143,099,111

                             THE LA QUINTA COMPANIES
                                    FORM 10-Q
                                      INDEX

                                                                                                            PAGE
Part I.  Financial Information

         Item 1. Financial Statements

         The La Quinta Companies

           Combined Consolidated Balance Sheets as of June 30, 2001
           (unaudited) and December 31, 2000................................................................  1

           Combined Consolidated Statements of Operations for the three and six month periods ended June 30, 2001 (unaudited) and 2000 (unaudited).............................................  2

           Combined Consolidated Statements of Cash Flows for the six
           month periods ended June 30, 2001 (unaudited) and 2000 (unaudited)...............................  3

         La Quinta Properties, Inc.

           Consolidated Balance Sheets as of June 30, 2001 (unaudited)
           and December 31, 2000............................................................................  4

           Consolidated Statements of Operations for the three and six month periods ended
           June 30, 2001 (unaudited) and 2000 (unaudited)...................................................  5

           Consolidated Statements of Cash Flows for the six month periods ended
           June 30, 2001 (unaudited) and 2000 (unaudited)...................................................  6

         La Quinta Corporation

           Consolidated Balance Sheets as of June 30, 2001 (unaudited)
           and December 31, 2000............................................................................  7

           Consolidated Statements of Operations for the three and six month periods ended June 30, 2001 (unaudited) and 2000 (unaudited).............................................  8

           Consolidated Statements of Cash Flows for the six month periods ended
           June 30, 2001 (unaudited) and 2000 (unaudited)...................................................  9

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

         Item 3. Quantitative and Qualitative Disclosures About Market Risk................................. 41

Part II. Other Information

         Item 1. Legal Proceedings.......................................................................... 43

         Item 4. Submission of Matters to a Vote of Security Holders........................................ 43

         Item 6. Exhibits and Reports on Form 8-K........................................................... 41

         Signatures......................................................................................... 42


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             THE LA QUINTA COMPANIES
                      COMBINED CONSOLIDATED BALANCE SHEETS

                                                                                                      JUNE 30,         DECEMBER 31,
                                                                                                     -----------       ------------
      (IN THOUSANDS, EXCEPT PER SHARE DATA)                                                             2001              2000
                                                                                                     -----------       ------------
      ASSETS: ................................................................................       (unaudited)
      Real estate investments, net ...........................................................       $ 2,829,444        $ 3,352,676
      Cash and cash equivalents ..............................................................           203,363             38,993
      Fees, interest and other receivables ...................................................            66,541             73,476
      Goodwill, net ..........................................................................           446,579            457,789
      Other assets, net ......................................................................           172,674            176,103
                                                                                                     -----------        -----------
               Total assets ..................................................................       $ 3,718,601        $ 4,099,037
                                                                                                     ===========        ===========

      LIABILITIES:
      Indebtedness:
          Notes payable ......................................................................       $ 1,017,163        $ 1,017,244
          Convertible debentures .............................................................            54,036            137,028
          Bank notes payable .................................................................           150,000            400,000
          Bonds and mortgages payable ........................................................            32,339             42,077
                                                                                                     -----------        -----------
            Total indebtedness ...............................................................         1,253,538          1,596,349
                                                                                                     -----------        -----------

      Accounts payable, accrued expenses and other liabilities ...............................           173,846            179,877
                                                                                                     -----------        -----------
            Total liabilities ................................................................         1,427,384          1,776,226
                                                                                                     -----------        -----------

      COMMITMENTS AND CONTINGENCIES
      SHAREHOLDERS' EQUITY:
          La Quinta Properties, Inc. Preferred Stock, $0.10 par value;  6,000 shares authorized;  701 shares issued and outstanding at June 30, 2001 and
                December 31, 2000 ............................................................                70                 70
            Paired Common Stock, $0.20 combined par value; 500,000 shares authorized; 143,036 and 142,905 paired shares issued and outstanding
                at June 30, 2001 and December 31, 2000, respectively .........................            28,607             28,580
          Additional paid-in-capital .........................................................         3,659,380          3,659,339

          Unearned compensation ..............................................................            (3,752)            (4,911)

          Accumulated other comprehensive income .............................................            (1,017)              (985)
          Distributions in excess of net income ..............................................        (1,392,071)        (1,359,282)
                                                                                                     -----------        -----------
             Total shareholders' equity ......................................................         2,291,217          2,322,811
                                                                                                     -----------        -----------
                 Total liabilities and shareholders' equity ..................................       $ 3,718,601        $ 4,099,037
                                                                                                     ===========        ===========

The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 2000, are an integral part of these financial statements.

                             THE LA QUINTA COMPANIES
                 COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                      JUNE 30,                       JUNE 30,
                                                                                  ------------------            ------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                             2001          2000            2001          2000
                                                                                  ------------------            ------------------
REVENUE:
   Lodging ...................................................................  $  158,694    $ 160,210    $ 311,690    $ 309,957
   Rental ....................................................................       9,196       28,403       36,390       60,398
   Interest ..................................................................       7,805       29,100       17,068       60,990
                                                                               ------------   ----------   ----------   ----------
                                                                                   175,695      217,713      365,148      431,345
                                                                               ------------   ----------   ----------   ----------
EXPENSES:
   Direct lodging operations .................................................      67,512       69,527      132,952      132,440
   Other lodging expenses ....................................................      16,588       15,211       33,276       30,049
   Interest ..................................................................      24,822       51,541       59,758      106,777
   Depreciation and amortization .............................................      29,697       34,090       59,244       70,829
   Amortization of goodwill ..................................................       5,526        5,688       11,212       11,387
   General and administrative ................................................      12,887       15,625       25,124       27,374
   (Gain) loss on sale of assets and mortgage repayments .....................      (2,345)         551       (2,291)       4,363
   Impairment of real estate assets, mortgages and notes receivable ..........      33,767       61,126       60,608       61,126
   Provision for loss on equity securities ...................................        --         39,076         --         39,076
   Other .....................................................................        (503)       8,756        9,517       21,120
                                                                               ------------   ----------   ----------   ----------
                                                                                   187,951      301,191      389,400      504,541
                                                                               ------------   ----------   ----------   ----------
LOSS BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE .........................     (12,256)     (83,478)     (24,252)     (73,196)
   Income tax expense ........................................................         217         --            393         --
                                                                               ------------   ----------   ----------   ----------
LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE ..............................................     (12,473)     (83,478)     (24,645)     (73,196)
EXTRAORDINARY ITEM:
   Gain on early extinguishments of debt .....................................        --              9         --          1,403
   Cumulative effect of change in accounting principle .......................        --           --            856         --
                                                                               ------------   ----------   ----------   ----------
NET LOSS .....................................................................     (12,473)     (83,469)     (23,789)     (71,793)
   Preferred stock dividends .................................................      (4,500)      (4,500)      (9,000)      (9,000)
                                                                               ------------   ----------   ----------   ----------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS ....................................  $  (16,973)   $ (87,969)   $ (32,789)   $ (80,793)
                                                                               ============   ==========   ==========   ==========

BASIC LOSS PER PAIRED COMMON SHARE:
   Loss available to Common Shareholders
     before extraordinary item and cumulative effect of change in
      accounting principle....................................................  $    (0.12)   $   (0.62)   $   (0.24)   $   (0.58)
      Gain on early extinguishments of debt ..................................        --           --           --           0.01
      Cumulative effect of change in accounting principle ....................        --           --           0.01         --
                                                                               ------------   ----------   ----------   ----------
      Net loss................................................................  $    (0.12)   $   (0.62)   $   (0.23)   $   (0.57)
                                                                               ============   ==========   ==========   ==========
DILUTED LOSS PER PAIRED COMMON SHARE:
   Loss available to Common Shareholders
     before extraordinary item and cumulative effect of change in
     accounting principle ....................................................  $    (0.12)   $   (0.62)   $   (0.24)   $   (0.58)
   Gain on early extinguishments of debt .....................................        --           --           --           0.01
   Cumulative effect of change in accounting principle .......................        --           --           0.01         --
                                                                               ------------   ----------   ----------   ----------
   Net loss...................................................................  $    (0.12)   $   (0.62)   $   (0.23)   $   (0.57)
                                                                               ============   ==========   ==========   ==========

The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 2000, are an integral part of these financial statements.

                             THE LA QUINTA COMPANIES
                 COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             FOR THE SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                             ------------------------
 (IN THOUSANDS)                                                                              2001              2000
                                                                                            ------            ------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ............................................................................   $ (23,789)        $ (71,793)
 Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation of real estate ....................................................      51,165            61,868
      Goodwill amortization ..........................................................      11,212            11,387
      (Gain) loss on sale of assets ..................................................      (2,291)            4,363
      Shares issued for compensation .................................................         232              --
      Gain on early extinguishments of debt ..........................................        --              (2,183)
      Other depreciation, amortization and other items, net ..........................      12,253            13,122
      Other non-cash items ...........................................................      71,495           111,892
                                                                                         ---------         ---------
 Cash Flows from Operating Activities Available for Distribution .....................     120,277           128,656
      Net change in other assets and liabilities .....................................     (28,833)           (9,556)
                                                                                         ---------         ---------
           Net cash provided by operating activities .................................      91,444           119,100
                                                                                         ---------         ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings on bank notes payable ......................................     245,000           127,000
 Repayment of bank notes payable .....................................................    (495,000)         (328,700)
 Repayment of notes payable ..........................................................        --             (43,033)
 Repayment of convertible debentures .................................................     (82,992)          (48,115)
 Debt issuance costs .................................................................      (8,786)             --
 Principal payments on bonds and mortgages payable ...................................      (9,614)          (17,946)
 Dividends/distributions to shareholders .............................................      (9,000)           (9,000)
                                                                                         ---------         ---------
           Net cash used in financing activities .....................................    (360,392)         (319,794)
                                                                                         ---------         ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Real estate capital expenditures and development funding ............................     (34,670)          (17,848)
 Investment in real estate mortgages and development funding .........................        --                (161)
 Prepayment proceeds and principal payments received on real estate mortgages ........      10,943            21,136
 Proceeds from sale of assets ........................................................     449,308           235,802
 Proceeds from sale of securities ....................................................       7,737              --
 Payment of costs related to prior year asset sales ..................................        --             (25,879)
 Working capital and notes receivable advances, net of repayments and collections ....        --             (10,137)
                                                                                         ---------         ---------
       Net cash provided by investing activities .....................................     433,318           202,913
                                                                                         ---------         ---------
       Net increase in cash and cash equivalents .....................................     164,370             2,219
 Cash and cash equivalents at:
 Beginning of period .................................................................      38,993             7,220
                                                                                         ---------         ---------
 End of period .......................................................................   $ 203,363         $   9,439
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

                           LA QUINTA PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                      JUNE 30,             DECEMBER 31,
                                                                                   ---------------       ---------------
     (IN THOUSANDS, EXCEPT PER SHARE DATA)                                             2001                   2000
                                                                                   ---------------       ---------------
     ASSETS:                                                                        (unaudited)
     Real estate investments, net .............................................       $ 2,800,828         $ 3,333,168
     Cash and cash equivalents ................................................           203,083              38,991
     Fees, interest and other receivables .....................................            45,209              56,829
     Goodwill, net ............................................................           418,313             429,134
     Rent and royalties receivable from La Quinta Corporation .................           140,532              63,516
     Due from La Quinta Corporation ...........................................              --                27,679
     Other assets, net ........................................................           123,785             123,165
                                                                                      -----------         -----------
                 Total assets .................................................       $ 3,731,750         $ 4,072,482
                                                                                      ===========         ===========
     LIABILITIES:
     Indebtedness:
         Notes payable ........................................................       $ 1,017,163         $ 1,017,244
         Convertible debentures ...............................................            54,036             137,028
         Bank notes payable ...................................................           150,000             400,000
         Bonds and mortgages payable ..........................................            32,339              42,077
                                                                                      -----------         -----------
              Total indebtedness ..............................................         1,253,538           1,596,349
                                                                                      -----------         -----------
     Due to La Quinta Corporation .............................................            15,870                --
     Accounts payable, accrued expenses and other liabilities .................           104,382             110,545
                                                                                      -----------         -----------
           Total liabilities ..................................................         1,373,790           1,706,894
                                                                                      -----------         -----------
     COMMITMENTS AND CONTINGENCIES
     SHAREHOLDERS' EQUITY:
         Preferred Stock, $0.10 par value; 6,000 shares authorized;
               701 shares issued and outstanding at June 30, 2001
               and December 31, 2000 ..........................................                70                  70
         Common Stock, $0.10 par value; 500,000 shares authorized; 144,341 and 144,210 shares issued and outstanding at June 30, 2001 and
           December 31, 2000, respectively ....................................            14,434              14,421
         Additional paid-in-capital ...........................................         3,592,365           3,592,306
           Unearned compensation ..............................................            (1,846)             (2,526)
           Accumulated other comprehensive income .............................               (32)               --
         Distributions in excess of net income ................................        (1,247,031)         (1,238,683)
                                                                                      -----------         -----------
           Total shareholders' equity .........................................         2,357,960           2,365,588
                                                                                      -----------         -----------
             Total liabilities and shareholders' equity .......................       $ 3,731,750         $ 4,072,482
                                                                                      ===========         ===========

The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 2000, are an integral part of these financial statements.

                           LA QUINTA PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                       JUNE 30,                   JUNE 30,
                                                                                ------------------------  -------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                               2001         2000        2001         2000
                                                                                ------------------------  -------------------------
REVENUE:
      Lodging ..............................................................    $   2,450    $   2,883    $   5,505    $   5,674
      Rental ...............................................................        9,196       28,403       36,390       60,398
      Interest .............................................................        7,791       29,075       17,048       60,928
      Rent from La Quinta Corporation ......................................       77,764       76,641      149,332      145,521
      Interest from La Quinta Corporation ..................................         --            143         --            284
      Royalty from La Quinta Corporation ...................................        5,546        5,270       10,994       10,143
                                                                                ---------    ---------    ----------   ----------
                                                                                  102,747      142,415      219,269      282,948
                                                                                ---------    ---------    ----------   ----------
EXPENSES:
      Direct lodging operations ............................................          623          762        1,404        1,492
      Other lodging expenses ...............................................        7,946        7,581       16,335       15,301
      Interest .............................................................       24,764       51,434       59,621      106,559
      Depreciation and amortization ........................................       26,666       30,719       53,639       64,382
      Amortization of goodwill .............................................        5,331        5,493       10,823       10,998
      General and administrative ...........................................        5,008        5,862        9,424       10,379
      (Gain) loss on sale of assets and mortgage repayments ................       (2,345)       1,521       (2,291)       5,333
      Impairment of real estate assets, mortgages and notes receivable .....       33,767       61,126       60,608       61,126
      Provision for loss on equity securities ..............................         --         39,076         --         39,076
      Other ................................................................         (503)       8,756        9,517       21,120
                                                                                ---------    ---------    ----------   ----------
                                                                                  101,257      212,330      219,080      335,766
                                                                                ---------    ---------    ----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES,  EXTRAORDINARY ITEM AND
     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE ...................        1,490      (69,915)         189      (52,818)
          Income tax expense ...............................................          217         --            393         --
                                                                                ---------    ---------    ----------   ----------
 INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF
           CHANGE IN ACCOUNTING PRINCIPLE ..................................        1,273      (69,915)        (204)     (52,818)
EXTRAORDINARY ITEM:
      Gain on early extinguishments of debt ................................         --              9         --          1,403
      Cumulative effect of change in accounting principle ..................         --           --            856         --
                                                                                ---------    ---------    ----------   ----------
NET INCOME (LOSS) ..........................................................        1,273      (69,906)         652      (51,415)
           Preferred stock dividends .......................................       (4,500)      (4,500)      (9,000)      (9,000)
                                                                                ---------    ---------    ----------   ----------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS ..................................    $  (3,227)   $ (74,406)   $  (8,348)   $ (60,415)
                                                                                =========    =========    ==========   ==========

BASIC LOSS PER PAIRED COMMON SHARE:
      Loss available to Common Shareholders before extraordinary item
          and cumulative effect of change in accounting principle ..........    $   (0.02)   $   (0.52)   $   (0.07)   $   (0.43)
      Gain on early extinguishments of debt ................................         --           --           --           0.01
      Cumulative effect of change in accounting principle ..................         --           --           0.01         --
                                                                                ---------    ---------    ----------   ----------
      Net loss..............................................................    $   (0.02)   $   (0.52)   $   (0.06)   $   (0.42)
                                                                                =========    =========    ==========   ==========
DILUTED LOSS PER PAIRED COMMON SHARE:
      Loss available to Common Shareholders before extraordinary item
          and cumulative effect of change in accounting principle ..........    $   (0.02)   $   (0.52)   $   (0.07)   $   (0.43)
      Gain on early extinguishments of debt ................................         --           --           --           0.01
      Cumulative effect of change in accounting principle ..................         --           --           0.01         --
                                                                                ---------    ---------    ----------   ----------
      Net loss..............................................................    $   (0.02)   $   (0.52)   $   (0.06)   $   (0.42)
                                                                                =========    =========    ==========   ==========

The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 2000, are an integral part of these financial statements.

                           LA QUINTA PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  FOR THE SIX MONTHS ENDED
                                                                                                          JUNE 30,
                                                                                            --------------------------------------
    (IN THOUSANDS)                                                                                2001                 2000
                                                                                            -----------------    -----------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ...............................................................        $     652         $ (51,415)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation of real estate ................................................           50,788            61,528
         Goodwill amortization ......................................................           10,823            10,998
         (Gain) loss on sale of assets ..............................................           (2,291)            5,333
         Gain on early extinguishments of debt ......................................             --              (2,183)
         Shares issued for compensation .............................................              232              --
         Other depreciation, amortization and other items, net ......................            6,445             7,097
         Other non-cash items .......................................................           71,495           111,892
                                                                                             ---------         ---------
    Cash Flows from Operating Activities Available for Distribution .................          138,144           143,250
         Net change in other assets and liabilities .................................          (47,124)          (23,747)
                                                                                             ---------         ---------
              Net cash provided by operating activities .............................           91,020           119,503
                                                                                             ---------         ---------

    CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings on bank notes payable ..................................          245,000           127,000
    Repayment of bank notes payable .................................................         (495,000)         (328,700)
    Repayment of notes payable ......................................................             --             (43,033)
    Repayment of convertible debentures .............................................          (82,992)          (48,115)
    Debt issuance costs .............................................................           (8,786)             --
    Principal payments on bonds and mortgages payable ...............................           (9,614)          (17,946)
    Dividends/distributions to shareholders .........................................           (9,000)           (9,000)
                                                                                             ---------         ---------
        Net cash used in financing activities .......................................         (360,392)         (319,794)
                                                                                             ---------         ---------

    CASH FLOWS FROM INVESTING ACTIVITIES:
    Real estate capital expenditures and development funding ........................          (34,524)          (17,766)
    Investment in real estate mortgages and development funding .....................             --                (161)
    Prepayment proceeds and principal payments received on real estate mortgages ....           10,943            21,136
    Payment of costs related to prior year asset sales ..............................             --             (25,879)
    Proceeds from sale of assets ....................................................          449,308           235,802
    Proceeds from sale of securities ................................................            7,737              --
    Working capital and notes receivable advances, net of repayments and
          collections ...............................................................             --             (10,137)
                                                                                             ---------         ---------
        Net cash provided by investing activities ...................................          433,464           202,995
                                                                                             ---------         ---------
        Net increase in cash and cash equivalents ...................................          164,092             2,704
    Cash and cash equivalents at:
    Beginning of period .............................................................           38,991             5,779
                                                                                             ---------         ---------
    End of period ...................................................................        $ 203,083         $   8,483
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

                              LA QUINTA CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                        JUNE 30,     DECEMBER 31,
                                                                                      ----------     ------------
       (IN THOUSANDS, EXCEPT PER SHARE DATA)                                              2001           2000
                                                                                      ----------     ------------
       ASSETS:                                                                        (unaudited)
       Cash and cash equivalents ..................................................     $     280      $       2
       Fees, interest and other receivables .......................................        21,332         16,647
       Due from La Quinta Properties, Inc. ........................................        15,870           --
       Other current assets, net ..................................................         9,494          9,613
                                                                                        ---------      ---------
            Total current assets ..................................................        46,976         26,262

       Investment in Common Stock of La Quinta Properties, Inc. ...................        37,581         37,581
       Goodwill, net ..............................................................        28,266         28,655
       Property, plant and equipment, net of accumulated depreciation
           of $13,949 and $9,339, respectively ....................................        67,993         56,125
       Other non-current assets ...................................................         5,073          6,959
                                                                                        ---------      ---------
                      Total assets ................................................     $ 185,889      $ 155,582
                                                                                        =========      =========

       LIABILITIES:
       Accounts payable ...........................................................     $  27,855      $  28,876
       Accrued payroll and employee benefits ......................................        28,652         30,767
       Accrued expenses and other current liabilities .............................         6,408          6,516
       Rent and royalty payable to La Quinta Properties, Inc. .....................       140,532         63,516
       Due to La Quinta Properties, Inc. ..........................................          --           27,679
                                                                                        ---------      ---------
             Total current liabilities ............................................       203,447        157,354

       Other non-current liabilities ..............................................        11,353          3,173
                                                                                        ---------      ---------
             Total liabilities ....................................................       214,800        160,527
                                                                                        ---------      ---------

       COMMITMENTS AND CONTINGENCIES
       SHAREHOLDERS' DEFICIT:
       Common Stock, $0.10 par value; 500,000 shares authorized; 143,036 and
            142,905 shares issued and outstanding at June 30, 2001 and
            December 31, 2000, respectively .......................................        14,304         14,290
       Additional paid-in-capital .................................................       104,716        104,734
       Unearned compensation ......................................................        (1,906)        (2,385)
       Accumulated other comprehensive income .....................................          (985)          (985)
       Accumulated deficit ........................................................      (145,040)      (120,599)
                                                                                        ---------      ---------
               Total shareholders' deficit ........................................       (28,911)        (4,945)
                                                                                        ---------      ---------
                   Total liabilities and shareholders' deficit ....................     $ 185,889      $ 155,582
                                                                                        =========      =========

The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 2000, are an integral part of these financial statements.

                              LA QUINTA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                    JUNE 30,                            JUNE 30,
                                                        -----------------------------       ----------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                       2001              2000               2001             2000
                                                           ------            ------             ------           ------
 REVENUE:
  Lodging .........................................      $ 156,338         $ 157,453         $ 306,383         $ 304,499
  Interest ........................................             14                25                20                62
                                                         ---------         ---------         ---------         ---------
                                                           156,352           157,478           306,403           304,561
                                                         ---------         ---------         ---------         ---------
 EXPENSES:
   Direct lodging operations ......................         66,897            68,764           131,548           130,947
   Other lodging expenses .........................          8,708             7,707            17,095            14,915
   Depreciation and amortization ..................          3,031             3,371             5,605             6,447
   Amortization of goodwill .......................            195               195               389               389
   Interest and other .............................             58               107               137               218
   Interest to La Quinta Properties, Inc. .........           --                 143              --                 284
   General and administrative .....................          7,899             9,813            15,744            17,045
   Royalty to La Quinta Properties, Inc. ..........          5,546             5,270            10,994            10,143
   Rent to La Quinta Properties, Inc. .............         77,764            76,641           149,332           145,521
   Gain on sale of assets .........................           --                (970)             --                (970)
                                                         ---------         ---------         ---------         ---------
                                                           170,098           171,041           330,844           324,939
                                                         ---------         ---------         ---------         ---------
 NET LOSS .........................................      $ (13,746)        $ (13,563)        $ (24,441)        $ (20,378)
                                                         =========         =========         =========         =========

 EARNING PER COMMON SHARE:
  Basic ...........................................      $   (0.10)        $   (0.10)        $   (0.17)        $   (0.14)
  Diluted .........................................      $   (0.10)        $   (0.10)        $   (0.17)        $   (0.14)

The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 2000, are an integral part of these financial statements.

                              LA QUINTA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          FOR THE SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                          -------------------------
                                                                                           2001               2000
                                                                                          ------             ------
      (IN THOUSANDS)
      CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss ...................................................................      $(24,441)          $(20,378)
      Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
           Goodwill amortization .................................................           389                389
           Gain on sale of assets ................................................          --                 (970)
           Other depreciation and amortization ...................................         6,185              6,365
           Net change in other assets and liabilities ............................        18,291             14,191
                                                                                        --------           --------
                Net cash provided by (used in) operating activities ..............           424               (403)
                                                                                        --------           --------
      CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of real estate and development funding .........................          (146)               (82)
                                                                                        --------           --------
           Net cash used in investing activities .................................          (146)               (82)
                                                                                        --------           --------
           Net increase (decrease) in cash and cash equivalents ..................           278               (485)
      Cash and cash equivalents at:
      Beginning of period ........................................................             2              1,441
                                                                                        --------           --------
      End of period ..............................................................      $    280           $    956
                                                                                        ========           ========

Supplemental disclosure of cash flow information (Note 2)

The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 2000, are an integral part of these financial statements.

                   LA QUINTA PROPERTIES, INC. AND SUBSIDIARIES
                   AND LA QUINTA CORPORATION AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted in this Form 10-Q in accordance with the Rules and Regulations of the Securities and Exchange Commission (the "SEC").

     Effective June 20, 2001, The Meditrust Companies were renamed The La Quinta Companies. Meditrust Corporation was renamed La Quinta Properties, Inc. and Meditrust Operating Company was renamed La Quinta Corporation. The renamed La Quinta Companies continue to trade on the New York Stock Exchange as a paired-share REIT under the new ticker symbol "LQI".

     In the opinion of La Quinta Properties, Inc. and subsidiaries ("Realty") and La Quinta Corporation and subsidiaries ("Operating", and collectively with Realty, the "Companies" or "The La Quinta Companies"), the accompanying unaudited combined consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001, the results of operations for the three and six month periods ended June 30, 2001 and 2000, and cash flows for the six month periods ended June 30, 2001 and 2000. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results which may be expected for any other interim period or for the entire year.

     Also, in the opinion of Realty, Operating and The La Quinta Companies, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See the Companies' Joint Annual Report on Form 10-K for the year ended December 31, 2000 for additional information relevant to significant accounting policies followed by the Companies.

BASIS OF PRESENTATION AND CONSOLIDATION

     Separate financial statements have been presented for Realty and for Operating. Combined Realty and Operating financial statements have been presented as The La Quinta Companies. All significant intercompany and inter-entity balances and transactions have been eliminated in combination. The La Quinta Companies and Realty use an unclassified balance sheet presentation.

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

CHANGE IN ACCOUNTING PRINCIPLE

     The Companies use interest rate swap agreements, a derivative instrument, to manage its exposure to interest rate risk. Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was adopted by the Companies beginning January 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value and that depending on the nature of the hedge, changes in the fair value of the derivative be offset against the change in fair value of the hedged assets or liabilities through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value is immediately recognized in earnings and any derivatives that are not hedges are adjusted to fair value through income. The Companies currently have not obtained hedge accounting for any of it's derivatives; therefore, the Companies' derivatives have been carried at fair value on the balance sheet and changes in the fair value have been recognized in current period earnings.

     Adoption of these new accounting standards resulted in a net charge to earnings of $1,236,000 during the three months ended March 31, 2001 comprised of a loss for the change in fair value for the three months ended March 31, 2001 recorded in interest expense of approximately $2,092,000 and a partially offsetting entry to reflect the cumulative effect of a change in accounting principle (through December 31, 2000) of $856,000. Additionally, the adoption required the Companies to record a liability on the balance sheet to record the fair value of the interest rate swap at March 31, 2001.

                   LA QUINTA PROPERTIES, INC. AND SUBSIDIARIES
                   AND LA QUINTA CORPORATION AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     On June 27, 2001, the Companies settled its interest rate swap agreement. The Companies settled the interest rate swap at its fair value of approximately $566,000, decreasing interest expense by $670,000 to record the difference between the recorded liability and fair market value on the date of settlement.

     As of June 30, 2001, the Companies have no outstanding derivatives.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 and will require
1) intangible assets (as defined in SFAS No. 141) to be reclassified into goodwill, 2) the ceasing of amortization of goodwill, and 3) the testing of goodwill for impairment at transition and on an annual basis (more frequently if the occurrence of an event or circumstance indicates an impairment). The Companies will adopt SFAS No. 142 on January 1, 2002. The Companies have not yet determined what the impact of SFAS No. 142 will be on the Companies' results of operations and financial position.

     In January 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") reached a consensus ("the Consensus") on a portion of the EITF Issue No. 00-22 "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." The Consensus addresses the recognition of a cash rebate or refund obligation as a reduction of revenue based on a systematic and rational allocation of cost. In January 2001, Operating implemented a customer retention program which provides a cash rebate. In accordance with the consensus, Operating classified such cash rebates or refunds as a reduction of revenues. In addition, the EITF will address incentive or loyalty programs such as the "La Quinta Returns Club." Operating has historically reported the cost that it would refund the hotel for the free night as offsetting components of marketing expense and lodging revenues and reflected a zero economic impact of the "free night stay." In 2001, Operating has presented this revenue as a reduction of costs. The 2000 comparable marketing expense and lodging revenue components have been reclassified to conform with the fiscal year 2001 financial statement presentation. The Companies will re-evaluate the impact of the final Consensus of the EITF on the Companies' accrual of the "minimal" value of a night's stay award and will make any necessary adjustments and revision to accounting policy upon implementation of EITF issue No. 00-22.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaced SFAS No. 125 of the same name. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001. The Statement is also effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures for prior comparative financial statements are not required. The Companies are currently not affected by the Statement's requirements.

RECLASSIFICATION

     Certain reclassifications have been made to the 2000 presentation to conform to the 2001 presentation.

                   LA QUINTA PROPERTIES, INC. AND SUBSIDIARIES
                   AND LA QUINTA CORPORATION AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2. SUPPLEMENTAL CASH FLOW INFORMATION

     Details of other non-cash items:

                                                                                              FOR THE SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                         -------------------------------------
(IN THOUSANDS)                                                                                 2001                2000
                                                                                         ------------------   ----------------
Impairment of assets held for sale..................................................      $         16,280     $       13,253
Impairment of assets held for use...................................................                23,731                  -
Impairment of real estate mortgages and notes receivable............................                20,597             47,873
Provision for loss on equity securities.............................................                     -             39,076
Straight line rent..................................................................                     -               (885)
Provision for loss on interest and other receivables ...............................                 9,933              2,802
Reserve for restructuring expenses..................................................                 1,080              7,312
Accelerated amortization of unearned compensation...................................                     -              2,461
Other...............................................................................                  (126)                 -
                                                                                          -----------------    ---------------
Total other non-cash items..........................................................      $         71,495     $      111,892
                                                                                          =================    ===============

Details of interest paid and non-cash investing and financing transactions:

THE LA QUINTA COMPANIES:

                                                                                                FOR THE SIX MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                            ----------------------------------
 (IN THOUSANDS)                                                                                   2001                2000
                                                                                            -----------------    -------------
Interest paid during the period......................................................       $          63,724        $ 107,104
Interest capitalized during the period...............................................                     530              578
Non-cash investing and financing transactions:
     Non-cash proceeds of asset sale (see Note 3)....................................                  29,872           53,900
     Accumulated depreciation and impairment on assets sold..........................                 229,945           86,584
     Increase in real estate mortgages net of participation reduction................                       7              113
     Allowance for loan losses on prepaid mortgages..................................                       -            5,027
     Change in market value of equity securities ....................................                     (32)         (42,749)

LA QUINTA PROPERTIES, INC.:

                                                                                                FOR THE SIX MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                            ----------------------------------
(IN THOUSANDS)                                                                                   2001                2000
                                                                                            ----------------     -------------
Interest paid during the period......................................................         $      63,673          $ 106,874
Interest capitalized during the period...............................................                   484                446
Non-cash investing and financing transactions:
     Non-cash proceeds of asset sale (see Note 3)....................................                29,872             53,900
     Accumulated depreciation and impairment on assets sold..........................               229,945             86,584
     Increase in real estate mortgages net of participation reduction................                     7                113
     Allowance for loan losses on prepaid mortgages..................................                     -              5,027
     Change in market value of equity securities ....................................                   (32)           (42,749)

LA QUINTA CORPORATION:

                                                                                                FOR THE SIX MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                            ----------------------------------
(IN THOUSANDS)                                                                                   2001               2000
                                                                                            ---------------    ---------------
Interest paid during the period......................................................     $            51      $          230
Interest capitalized during the period...............................................                  46                 132

                   LA QUINTA PROPERTIES, INC. AND SUBSIDIARIES
                   AND LA QUINTA CORPORATION AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3. REAL ESTATE INVESTMENTS

     The following is a summary of the Companies' real estate investments:


                                                                                       JUNE 30,           DECEMBER 31,
                                                                                      ----------         --------------
(IN THOUSANDS)                                                                           2001                2000
                                                                                    -------------       ---------------
Land ...........................................................................     $  388,304          $  393,083
Buildings and improvements, net of accumulated depreciation of $286,333
     and $240,356 and impairments of $46,464 and $26,751 .......................      2,152,677           2,231,267
Real estate mortgages and notes receivable, net of impairments
     of $36,592 and $53,640 ....................................................        132,019             222,571
Assets held for sale, net of accumulated depreciation of $18,802 and
     $130,167 and impairments of $53,698 and $99,902 ...........................        156,444             505,755
                                                                                     ----------          ----------
                                                                                     $2,829,444          $3,352,676
                                                                                     ==========          ==========


     During the six months ended June 30, 2001, the Companies incurred $35,005,000 in capital improvements related to the lodging segment. Additionally, during the six months ended June 30, 2001, lodging real estate had depreciation expense and write-offs of $48,392,000. Total impairments on the Companies' investment in lodging real estate recorded for the six months ended June 30, 2001 were $10,888,000 comprised of impairments of $7,691,000 on assets held for sale and $3,197,000 on assets held for use. As of June 30, 2001 and December 2000, the total impairment balance on the investment in lodging facilities was $14,019,000 and $3,131,000, respectively.

     The Companies received $80,700,000 in principal payments on mortgages receivable during the six month period ended June 30, 2001 comprised of:

     o $1,321,000 in monthly principal payments;
     o $9,622,000 in partial principal prepayments; and
     o $69,757,000 in principal payments on mortgages (with a net book value of $96,069,000, net of reserves of $26,312,000 previously recorded by the Companies) received as a result of real estate asset transactions entered into by the Companies pursuant to the Five Point Plan.

     These transactions resulted in a net gain of $208,000.

     Also during the six month period ended June 30, 2001, the Companies sold 74 healthcare facilities comprised of real estate and other assets with net book values of $375,561,000 (net of previously recorded impairments of $66,502,000). Net proceeds on these transactions totaled $376,613,000 and consisted of:

     o $346,741,000 in cash; and
     o $29,872,000 of subordinated indebtedness due in 2006, net of a discount of $5,128,000 (on the difference between the 9.0% stated rate of interest and the 13.0% imputed interest rate).

     These transactions resulted in a net gain of $1,053,000.

     Total impairments of healthcare real estate assets, mortgages and notes receivable recorded during the six months ended June 30, 2001 and 2000 were $49,720,000 and $61,126,000, respectively. As of June 30, 2001 and December 31, 2000, the total impairment balance was $122,735,000 and $177,162,000, respectively.

                   LA QUINTA PROPERTIES, INC. AND SUBSIDIARIES
                   AND LA QUINTA CORPORATION AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3. REAL ESTATE INVESTMENTS, CONTINUED

     The following is the rollforward of the net book value of investments in real estate during the first six months of 2001:

(IN THOUSANDS)
Net book value of investments in real estate assets at December 31, 2000 ........ $ 3,352,676
Lodging
        Capital improvements ....................................................      35,005
        Depreciation expense and write-offs .....................................     (48,392)
        Impairment on assets held for sale ......................................      (7,691)
        Impairment on assets held for use .......................................      (3,197)
        Net book value of assets sold and other adjustments .....................        (948)
Healthcare
     Mortgages:
        Principal payments ......................................................      (1,321)
        Net book value of partial principal prepayments .........................      (9,414)
        Net book value of mortgages prepaid .....................................     (69,757)
        Impairment on real estate mortgages and notes receivable ................     (20,597)
        Increase in real estate mortgages net of participation reduction ........           7
        Other adjustments .......................................................      10,530
     Sale/lease-back assets:
        Depreciation expense ....................................................      (2,773)
        Impairment on assets held for sale ......................................      (8,589)
        Impairment on assets held for use .......................................     (20,534)
        Net book value of real estate assets sold ...............................    (375,561)
                                                                                  -----------
Net book value of investments in real estate assets at June 30, 2001 ............ $ 2,829,444
                                                                                  ===========


     The change in impairment balances for real estate investments for the six months ended June 30, 2001 are summarized as follows:

                                                                           REAL ESTATE
                                                          BUILDINGS         MORTGAGES
                                                             AND            AND NOTES         ASSETS HELD
(IN THOUSANDS)                                           IMPROVEMENTS       RECEIVABLE          FOR SALE          TOTAL
                                                         ------------     -------------       ------------     -----------
Lodging impairments at December 31, 2000 .............    $   1,835         $    --           $   1,296         $   3,131
Healthcare impairments at December 31, 2000 ..........       24,916            53,640            98,606           177,162
                                                          ---------         ---------         ---------         ---------
Total impairment balance at December 31, 2000 ........       26,751            53,640            99,902           180,293
Impairments recorded .................................       23,731            20,597            16,280            60,608
Transfer to held for sale ............................       (2,892)             --               2,892              --
Assets sold ..........................................       (1,126)          (27,115)          (65,376)          (93,617)
Other adjustments ....................................         --             (10,530)             --             (10,530)
                                                          ---------         ---------         ---------         ---------
Balance at June 30, 2001 .............................    $  46,464         $  36,592         $  53,698         $ 136,754
                                                          =========         =========         =========         =========

IMPAIRMENT OF REAL ESTATE ASSETS

     At June 30, 2001 and December 31, 2000, the Companies classified certain assets as held-for-sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. Based on estimated net sale proceeds, the Companies recorded an impairment on assets held for sale of $16,280,000 and $13,253,000 respectively, for the six month periods ended June 30, 2001 and 2000. In addition, during the six month period ended June 30, 2001, the Companies recorded an impairment of $23,731,000 on real estate assets held for use where current facts, circumstances and analysis indicate that the assets might be impaired.

     As of June 30, 2001 and December 31, 2000, the Companies have an impairment balance of $53,698,000 and $99,902,000, respectively, related to assets held for sale and $46,464,000 and $26,751,000, respectively, pertaining to properties held for use where management believes that a reduction in the assets' cost basis is appropriate based on an assessment of current circumstances.

                   LA QUINTA PROPERTIES, INC. AND SUBSIDIARIES
                   AND LA QUINTA CORPORATION AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3. REAL ESTATE INVESTMENTS, CONTINUED

IMPAIRMENT OF MORTGAGES AND NOTES RECEIVABLE

     During the six months ended June 30, 2001, the Companies recorded an impairment related to the mortgage portfolio of $20,597,000 (of which $10,530,000 related to working capital and other notes receivables classified as fees, interest and other receivables). During the six month period ended June 30, 2000, the Companies recorded an impairment related to the mortgage portfolio of $47,873,000. As of June 30, 2001 and December 31, 2000, the Companies have $36,592,000 and $53,640,000, respectively, in loan impairments primarily relating to mortgage loans in the portfolio.

     The Companies continue to evaluate the assets in its healthcare portfolio as well as to pursue an orderly disposition of a significant portion of its healthcare assets. There can be no assurance if or when sales will be completed or whether such sales will be completed on terms that will enable the Companies to realize the full carrying value of such assets.

     The following table details the real estate portfolio by type of facility as of June 30, 2001:

PORTFOLIO BY TYPE                                             # of
(IN THOUSANDS, EXCEPT NUMBER         Gross     Net Book      Operating      % of                   # of              # of
OF PROPERTIES AND PERCENTAGES)     Investment  Value(2)      Properties   Portfolio  Mortgages  Properties  Leases  Leases
                                   ----------  --------    -------------  ---------  ---------  ----------  ------  ------
LODGING PORTFOLIO:
Hotel (1) .................       $ 2,702,812  $2,423,168       297

HEALTHCARE PORTFOLIO:
Assisted Living ...........           318,621     297,190        86           56%    $ 35,629         3    $261,561      83
Long Term Care ............            99,512      94,678        12           18%      72,013        10      22,665       2
Acute Care Hospital .......            65,650      55,389         1           10%        --          --      55,389       1
Other Healthcare ..........            48,770      46,640         6            9%      34,757         4      11,883       2
Medical Office Buildings ..            35,968      35,114         4            7%      26,212         3       8,902       1
                                  ----------- -----------  -----------    --------- ----------  ---------- ---------   -----
                                      568,521     529,011       109          100%     168,611        20     360,400      89
Impairment ................                      (122,735)                            (36,592)              (86,143)
                                  ----------- -----------  -----------              ----------             ---------
                                      568,521     406,276       109                  $132,019              $274,257
                                  ----------- -----------  -----------              ==========             =========
Total Real Estate Portfolio       $ 3,271,333  $2,829,444       406
                                  =========== ===========  ===========

     (1) The lodging portfolio net book value is net of the impairment balance of $14,019,000.

     (2) Net book value shown above includes non-operating properties, including undeveloped land and two flood-damaged hotels undergoing renovation.

     Lodging assets comprise approximately 86% of the Companies' total real estate portfolio. Companies in the assisted living sector of the healthcare industry approximate 11% of the net book value of the Companies' total real estate investments (and approximately 56% of the healthcare portfolio before the impairment balance), while companies in the long term care sector approximate 3% of the net book value of the Companies' total real estate investments (and approximately 18% of the healthcare portfolio before the impairment balance).

     Realty monitors credit risk for its healthcare portfolio by evaluating a combination of publicly available financial information, information provided by the operators themselves and information otherwise available to Realty. The financial condition and ability of these healthcare operators to meet their rental and other obligations will, among other things, have an impact on Realty's revenues, net income or loss, funds available from operations, its ability to make distributions to its shareholders and meet debt obligations. The operations of the long term care (skilled nursing) companies have been negatively impacted by changes in Medicare reimbursement rates (PPS), increases in labor costs, increased leverage and certain other factors. In addition, any failure by these operators to effectively conduct their operations could have a material adverse effect on their business reputation or on their ability to enlist and maintain patients in their facilities.

                   LA QUINTA PROPERTIES, INC. AND SUBSIDIARIES
                   AND LA QUINTA CORPORATION AND SUBSIDIARIES

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

OPERATORS IN BANKRUPTCY

     As of June 30, 2001, the Companies had exposure to two operators, Sun Healthcare Group, Inc. ("Sun") and CareMatrix Corporation ("CareMatrix"), who have filed for bankruptcy protection under Chapter 11. The following table describes the number of facilities, net assets by lease/mortgage and the lease/mortgage income for each of the operators which are in Chapter 11 proceedings:


(IN THOUSANDS, EXCEPT                                                                      Six months ended
FOR NUMBER OF FACILITIES)                           Leases                Mortgages          June 30, 2001
                                           ----------------------  ----------------------  ----------------
                                 Total                                                     Rental  Interest
    Operator      Date filed   Facilities  Facilities  Net Assets  Facilities  Net Assets  Income  Income
    --------      ----------   ----------  ----------  ----------  ----------  ----------  ------  --------
CareMatrix......   11/9/2000         3          -       $     -         3       $35,440      N/A   $1,718(1)
Sun.............  10/14/1999         1          1        10,762         -             -     $710      N/A
                               ----------  ----------  ----------  ----------  ----------  ------  --------
Totals .........                     4          1       $10,762         3       $35,440     $710   $1,718
                               ==========  ==========  ==========  ==========  ==========  ======  ========

     (1) Mortgages related to CareMatrix have been placed on non-accrual status and interest income is recorded only as payments are received.

     The Companies continue to monitor its operators that have filed for Chapter
11. The Companies have not come to any definitive agreement with any of these operators to date.

     Management has initiated various actions to protect the Companies' interests under its leases and mortgages, including the draw down and renegotiation of certain escrow accounts and agreements. While the earnings capacity of certain facilities has been reduced and the reductions may extend to future periods, management believes that it has recorded appropriate accounting impairment losses based on its assessment of current circumstances. However, upon changes in circumstances, including but not limited to, possible foreclosure, lease termination, or further declines in operating results or capital market changes, there can be no assurance that the Companies' investments in healthcare facilities would not be written down below the current carrying value based upon estimates of fair value at such time.

4. INDEBTEDNESS

     During the six months ended June 30, 2001, the Companies had the following debt activity:


                                                                                                Bonds and
                                       Notes           Convertible         Bank Notes           Mortgages
(IN THOUSANDS)                        Payable          Debentures            Payable              Payable           Total
                                  --------------    ----------------    -----------------    --------------     ------------
DECEMBER 31, 2000 ..............     $ 1,017,244        $   137,028        $   400,000        $    42,077        $ 1,596,349
Repayment of principal .........            --              (82,992)          (495,000)            (9,614)          (587,606)
Borrowings .....................            --                 --              245,000               --              245,000
Other ..........................             (81)              --                 --                 (124)              (205)
                                     -----------        -----------        -----------        -----------        -----------
JUNE 30, 2001 ..................     $ 1,017,163        $    54,036        $   150,000        $    32,339        $ 1,253,538
                                     ===========        ===========        ===========        ===========        ===========

CONVERTIBLE DEBENTURES

     The Companies' convertible debentures that matured on March 1, 2001 with a balance of $82,992,000 were repaid through borrowings under the Tranche A revolving line of credit.

                   LA QUINTA PROPERTIES, INC. AND SUBSIDIARIES
                   AND LA QUINTA CORPORATION AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4. INDEBTEDNESS, CONTINUED

BANK NOTES PAYABLE

     During the six months ended June 30, 2001, the Companies borrowed $95 million on the Tranche A revolving line of credit to repay the convertible debentures, which matured on March 1, 2001, and other debt. The balance of the borrowing on the line of credit was fully repaid in April 2001 with proceeds from the sale of healthcare assets. Also during the six months ended June 30, 2001, the Companies repaid $400 million on the Tranche D term loan. The Tranche D term loan was repaid during the second quarter with proceeds from the sale of certain healthcare assets and borrowings under its new credit facility as described below.

     Effective June 8, 2001, the Companies entered into a new credit agreement with a bank group which provided for a $150 million term loan and a $200 million revolving line of credit. Borrowings under the new credit facility initially bear interest at LIBOR plus 3.5% (7.34% at June 30, 2001). The credit facility matures in May 2003 and may be extended under certain conditions at the Companies' option. Approximately $161,144,000 (net of outstanding letters of credit) was available under the new credit facility at June 30, 2001.

BONDS AND MORTGAGES PAYABLE

     During the six months ended June 30, 2001, the Companies repaid, through operating cash flow and borrowings under the line of credit, approximately $9,614,000 in principal on bonds and mortgages payable, which included a balloon payment of $7,091,000 on a mortgage which matured on March 1, 2001.

INTEREST RATE SWAP AGREEMENT

     Through June 25, 2001, the Companies were fixed rate payors of 5.7% under an interest rate swap agreement with a notional amount of $400,000,000 and received a variable rate of 5.056%, which the Companies settled on June 27, 2001. The swap agreement was measured at fair value at March 31, 2001 and recorded as a liability in accounts payable, accrued expenses and other liabilities in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The interest rate swap was not designated as a hedging instrument and, accordingly, a net charge to earnings of $1,236,000 was recorded during the three months ended March 31, 2001, comprised of an increase in interest expense of approximately $2,092,000 and a partially offsetting entry to reflect the cumulative effect of a change in accounting principle (through December 31, 2000) of $856,000. Upon termination of the interest rate swap agreement on June 25, 2001, the Companies decreased interest expense by $670,000, the difference between the fair value of the swap at settlement, $566,000, and the fair value at March 31, 2001.

5. COMMITMENTS AND CONTINGENCIES

     On June 27, 2001, a complaint was filed in the United States District Court for the District of Massachusetts, entitled Steadfast Insurance Co. v. Meditrust Corp., et al., Civ Action No. 01-CV-1115-MEL. The complaint, which has not yet been served on Meditrust Corp. or on any other of the named defendants, and which was filed by the plaintiff under seal, names Meditrust Corp. and certain of its present and former directors and officers as defendants. The plaintiff, which claims to be the subrogee or assignee of the claims of various entities, alleges purported causes of action including breach of contract, negligence, violation of 15 USC Section 771, violation of Mass. Gen. L. c. 110, Section 410, negligent misrepresentation, and violation of Mass. Gen. L. c. 93A Section 11, arising out of an alleged misrepresentation in the offering memorandum for Meditrust Corp.'s 7.114% Exercisable Put Option Securities and seeks approximately $15 million plus other potential damages. The Companies believe that it has meritorious defenses to the lawsuit, as well as claims against non-parties to the lawsuit that may satisfy all or part of any potential liability that may be found against Meditrust Corp. The Companies are currently determining its response to this lawsuit.

6. SHAREHOLDERS' EQUITY

     As of June 30, 2001, the following classes of Preferred Stock, Excess Stock and Series Common Stock were authorized; no shares were issued or outstanding at either June 30, 2001 or December 31, 2000:

    o La Quinta Corporation Preferred Stock $0.10 par value; 6,000,000 shares authorized;

    o La Quinta Properties, Inc. Excess Stock $0.10 par value; 25,000,000 shares authorized;

    o La Quinta Corporation Excess Stock $0.10 par value; 25,000,000 shares authorized;

    o La Quinta Properties, Inc. Series Common Stock $0.10 par value; 30,000,000 shares authorized;

    o La Quinta Corporation Series Common Stock $0.10 par value; 30,000,000 shares authorized.

     During the six months ended June 30, 2001, 140,000 restricted shares of the Companies' common stock were issued to employees under The La Quinta Properties 1995 Share Award Plan and The La Quinta Corporation 1995 Share Award Plan (collectively known as the "Share Award Plan"). During the six months ended June 30, 2001, 66,000 restricted shares were forfeited

                   LA QUINTA PROPERTIES, INC. AND SUBSIDIARIES
                   AND LA QUINTA CORPORATION AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6. SHAREHOLDERS' EQUITY, CONTINUED

and thus cancelled. Restricted shares outstanding at June 30, 2001 and December 31, 2000 were 1,784,000 and 1,710,000, respectively.

     Under the Share Award Plan, participants are entitled to cash dividends and voting rights on their respective restricted shares. Restrictions generally limit the sale or transfer of shares during a restricted period, not to exceed six years. Participants vest in the restricted shares granted upon the earliest of six months to six years after the date of issuance, upon achieving the performance goals as defined, completion of the vesting periods, or as the Boards of Directors (the "Boards") may determine.

     For the six months ended June 30, 2000, pursuant to a separation and consulting agreement with the former Director and Chairman of the Companies and the Chief Executive Officer and Treasurer of Operating, the vesting period for 155,000 restricted shares was accelerated such that the shares were immediately vested. This resulted in approximately $2,461,000 of accelerated amortization of unearned compensation in the six months ended June 30, 2000.

     Unearned compensation is charged for the fair value of the restricted shares on the date of grant and is amortized over the restricted period. The unamortized unearned compensation value is reflected as a reduction of shareholders' equity in the accompanying consolidated and combined consolidated balance sheets.

7. COMPREHENSIVE LOSS, OTHER ASSETS, FEES, INTEREST AND OTHER RECEIVABLES

     In January 2001, Realty sold its investment in Nursing Home Properties Plc ("NHP Plc"), a property investment group which specializes in the financing, through sale leaseback transactions, of nursing homes located in the United Kingdom. The investment included approximately 26,606,000 shares of NHP Plc, representing an ownership interest in NHP Plc of 19.99%, of which Realty had voting rights with respect to 9.99%. Realty sold its investment in NHP Plc for net proceeds of $7,737,000 and recorded a charge to earnings of $22,000 for the difference in the net book value and the selling price of the stock. Realty had recorded a loss on its equity investment through December 31, 2000 of $49,445,000.

     At June 30, 2001 and December 31, 2000, Realty had an investment of 1,081,000 shares of capital stock in Balanced Care Corporation, a healthcare operator. This investment had a market value of $239,000 and $271,000 at June 30, 2001 and December 31, 2000, respectively. A net adjustment to accumulated other comprehensive income of $32,000 was recorded in 2001 to reflect the unrealized loss on this investment.

     The following is a summary of the Companies' comprehensive loss:

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                   -----------------------------------
         (IN THOUSANDS)                                                                 2001               2000
                                                                                   ---------------    ----------------
         Net loss.............................................................     $     (23,789)      $      (71,793)
         Other comprehensive loss:
              Unrealized holding losses arising during the period.............               (32)             (42,749)
              Reclassification adjustment for losses recognized in net loss...                  -               39,076
                                                                                   ---------------    ----------------
         Comprehensive loss...................................................     $     (23,821)      $      (75,466)
                                                                                   ===============    ================

     Other assets include investments in equity securities classified as available for sale, La Quinta intangible assets, the TeleMatrix non-competition agreement, furniture, fixtures and equipment.

     Realty provides for reserves against other assets and receivables. As of June 30, 2001, and December 31, 2000, the reserve provided against other assets and receivables aggregated approximately $23,544,000 and $32,785,000, respectively.

     On May 31, 2001, the Companies sold a note receivable with a carrying value of $30,810,000 (net of a previously recorded reserve of $21,284,000). The Companies received total proceeds of $32,000,000 from the sale and recorded a net gain of approximately $1,190,000.

                   LA QUINTA PROPERTIES, INC. AND SUBSIDIARIES
                   AND LA QUINTA CORPORATION AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8. DISTRIBUTIONS PAID TO SHAREHOLDERS

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

     On July 2, 2001, Realty paid a dividend of $0.5625 per depository share of preferred stock to holders of record on June 15, 2001 of its 9.00% series A Cumulative Redeemable Preferred Stock. On June 28, 2001, Realty also paid a quarterly dividend at a rate of 9.00% per annum on the liquidation preference of $25,000 per share to the holder of the 9.00% Series B Cumulative Redeemable Convertible Preferred Stock.

9. OTHER EXPENSES

     For the six months ended June 30, 2001 and 2000, other expenses consisted of the following:



                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                              --------------------------------------------
(IN THOUSANDS)                                                                       2001                     2000
                                                                              --------------------     -------------------
Restructuring:
     Employee severance and related employment costs......................    $             1,223      $           16,772
     Accelerated amortization of unearned compensation....................                     --                   2,461
     Other restructuring expense..........................................                     --                     280
                                                                              --------------------     -------------------
          Restructuring and related expenses..............................                  1,223                  19,513
Bad debt:
     Provision for loss on interest and other receivables.................                  9,933                   2,802
     Bad debt recoveries..................................................                 (1,639)                 (1,195)
                                                                              --------------------     -------------------
          Bad debt expenses...............................................                  8,294                   1,607
                                                                              --------------------     -------------------
Total Other Expenses......................................................    $             9,517      $           21,120
                                                                              ====================     ===================

RESTRUCTURING CHARGES

     In June 2000, the Boards approved a plan to reduce the number of employees by 14 as of December 31, 2000, including four officers, primarily in the financial and legal groups, of the Companies' Needham, Massachusetts offices. For the six months ended June 30, 2001 and 2000, the Companies recorded $1,223,000 and $7,312,000, respectively, of other expense related to severance and retention incentive compensation earned by the healthcare segment employees based on achievement of healthcare asset sale goals and compliance with specified employment terms in order to facilitate the sale of certain healthcare assets and closing of the Needham office by December 2002.

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

     The Companies also incurred approximately $280,000 of professional fees during the six months ended June 30, 2000 related to the implementation of the Five Point Plan.

OTHER

     During the six months ended June 30, 2001 and 2000, the Companies recorded provisions and other expenses of approximately $9,933,000 and $2,802,000, respectively, on interest and other receivables management considers uncollectable. The Companies also recorded approximately $1,639,000 and $1,195,000, respectively, of bad debt recoveries during the six months ended June 30, 2001 and 2000 related to receivables previously written off.

                   LA QUINTA PROPERTIES, INC. AND SUBSIDIARIES
                   AND LA QUINTA CORPORATION AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


10. EARNINGS PER SHARE

     Earnings or loss per paired common share and per share is calculated as net income or loss divided by the weighted average number of common shares outstanding. Diluted net earnings per share assumes, when dilutive, issuance of the net incremental shares from stock options. Certain options outstanding during the periods represented below were not included in the computation because their inclusion would result in an antidilutive per-share amount as the Companies reported losses from continuing operations available to Common Shareholders. The following tables reconcile the net income or loss amounts and share numbers used in the computation of net loss per share.

     THE COMPANIES' COMBINED CONSOLIDATED EARNINGS PER SHARE IS COMPUTED AS
FOLLOWS:


                                                                       THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                       ---------------------------   -------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                      2001           2000           2001           2000
                                                                           ----           ----           ----           ----
Loss from continuing operations before extraordinary item
   And cumulative effect of change in accounting principle ..........   $ (12,473)     $ (83,478)     $ (24,645)     $ (73,196)
Preferred stock dividends ...........................................      (4,500)        (4,500)        (9,000)        (9,000)
                                                                        ---------      ---------      ---------      ---------
Loss from continuing operations before extraordinary item
   And cumulative effect of change in accounting principle ..........     (16,973)       (87,978)       (33,645)       (82,196)
                                                                        ---------      ---------      ---------      ---------
Gain on early extinguishments of debt ...............................        --                9           --            1,403
Cumulative effect of a change in accounting principle ...............        --             --              856           --
                                                                        ---------      ---------      ---------      ---------
Net loss ............................................................   $ (16,973)     $ (87,969)     $ (32,789)     $ (80,793)
                                                                        =========      =========      =========      =========

Weighted average outstanding shares of Paired Common Stock ..........     143,034        141,431        142,992        141,330
                                                                        =========      =========      =========      =========

EARNINGS (LOSS) PER SHARE
Basic:
Loss available to Common Shareholders before extraordinary
  item and cumulative effect of a change in accounting principle ....   $   (0.12)     $   (0.62)     $   (0.24)     $   (0.58)
Gain on early extinguishments of debt ...............................        --             --             --             0.01
Cumulative effect of a change in accounting principle ...............        --             --             0.01           --
                                                                        ---------      ---------      ---------      ---------
Net loss available to Common Shareholders ...........................   $   (0.12)     $   (0.62)     $   (0.23)     $   (0.57)
                                                                        =========      =========      =========      =========


Diluted:
Loss available to Common Shareholders before extraordinary item
  and cumulative effect of a change in accounting principle.......      $ (0.12)        $ (0.62)       $ (0.24)       $ (0.58)
Gain on early extinguishments of debt                                        --              --             --           0.01
Cumulative effect of a change in accounting principle                        --              --           0.01             --
                                                                       ----------      ----------     ----------     -----------
Net income available to Common Shareholders                             $ (0.12)        $ (0.62)       $ (0.23)       $ (0.57)
                                                                       ==========      ==========     ==========     ===========

                   LA QUINTA PROPERTIES, INC. AND SUBSIDIARIES
                   AND LA QUINTA CORPORATION AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


10. EARNINGS PER SHARE, CONTINUED

     LA QUINTA PROPERTIES, INC. EARNINGS PER SHARE IS COMPUTED AS FOLLOWS:

                                                                           THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                           ---------------------------   --------------------------
   (IN THOUSANDS, EXCEPT PER SHARE DATA)                                       2001          2000             2001         2000
                                                                               ----          ----             ----         ----
   Income (loss) from continuing operations before extraordinary
     item and cumulative effect of change in accounting principle ......   $   1,273    $   (69,915)     $      (204)   $ (52,818)
   Preferred stock dividends ...........................................      (4,500)        (4,500)          (9,000)      (9,000)
                                                                           ---------    -----------      -----------    ---------
   Loss from continuing operations before extraordinary item and
     cumulative effect of change in accounting principle                      (3,227)       (74,415)          (9,204)     (61,818)
                                                                           ---------    -----------      -----------    ---------
   Gain on early extinguishments of debt ...............................        --                9             --          1,403
   Cumulative effect of a change in accounting principle ...............        --             --                856         --
                                                                           ---------    -----------      -----------    ---------
   Net loss ............................................................   $  (3,227)   $   (74,406)     $    (8,348)   $ (60,415)
                                                                           =========    ===========      ===========    =========
   Weighted average outstanding shares of Paired Common Stock ..........     144,340        142,736          144,297      142,635
                                                                           =========    ===========      ===========    =========

   EARNINGS PER SHARE
   Basic:
   Loss available to Common Shareholders before extraordinary item
          and cumulative effect of a change in accounting principle ....   $   (0.02)   $     (0.52)     $     (0.07)   $   (0.43)

   Gain on early extinguishments of debt ...............................        --             --               --           0.01
   Cumulative effect of a change in accounting principle ...............        --             --               0.01         --
                                                                           ---------    -----------      -----------    ---------
   Net loss available to Common Shareholders ...........................   $   (0.02)   $     (0.52)     $     (0.06)   $   (0.42)
                                                                           =========    ===========      ===========    =========

   Diluted:
   Loss available to Common Shareholders before extraordinary item
      and cumulative effect of a change in accounting principle ........   $   (0.02)   $     (0.52)     $     (0.07)   $   (0.43)
   Gain on early extinguishments of debt ...............................        --             --               --           0.01

   Cumulative effect of a change in accounting principle ...............        --             --               0.01         --
                                                                           ---------    -----------      -----------    ---------
   Net loss available to Common Shareholders ...........................   $   (0.02)   $     (0.52)     $     (0.06)   $   (0.42)
                                                                           =========    ===========      ===========    =========

                   LA QUINTA PROPERTIES, INC. AND SUBSIDIARIES
                   AND LA QUINTA CORPORATION AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


10. EARNINGS PER SHARE, CONTINUED

     LA QUINTA CORPORATION EARNINGS PER SHARE IS COMPUTED AS FOLLOWS:

                                                        THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                      --------------------------------   --------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                     2001              2000             2001              2000
                                                      --------------    --------------   --------------    --------------
Loss from continuing operations ..................       $ (13,746)        $ (13,563)        $ (24,441)        $ (20,378)
Preferred stock dividends ........................            --                --                --                --
                                                         ---------         ---------         ---------         ---------
Loss from continuing operations available to
   Common Shareholders ...........................       $ (13,746)        $ (13,563)        $ (24,441)        $ (20,378)
                                                         =========         =========         =========         =========
Weighted average outstanding shares of Paired
   Common Stock ..................................         143,034           141,431           142,992           141,330
                                                         =========         =========         =========         =========
Earnings per share:
   Basic .........................................       $   (0.10)        $   (0.10)        $   (0.17)        $   (0.14)
   Diluted .......................................       $   (0.10)        $   (0.10)        $   (0.17)        $   (0.14)

11. TRANSACTIONS BETWEEN REALTY AND OPERATING

     Operating leases hotel facilities from Realty and its subsidiaries. The hotel facility lease arrangements between Operating and Realty are for a five year term (expiring July 2003), include base and additional rent provisions and require Realty to assume costs attributable to property taxes and insurance and to fund certain capital expenditures. At June 30, 2001 and December 31, 2000, Operating owed Realty $130,135,000 and $58,567,000, respectively, related to these hotel leases.

     Operating also has a royalty arrangement with Realty for the use of the La Quinta tradename at a rate of approximately 2.5% of gross revenue, as defined in the Agreement. At June 30, 2001 and December 31, 2000, Operating owed Realty $6,913,000 and $3,275,000, respectively, related to the royalty arrangement.

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

     During the three months ended June 30, 2001, Realty contributed its 60% investment in a partnership for a 100% interest in a limited liability company (the "LLC") created to hold the investment in the partnership. Operating then exchanged a note payable due to Realty for $3,901,000 for 83% of Realty's interest in the LLC. The transaction was recorded at historical balances as both Realty and Operating are under common control and there was no change in shareholder ownership percentages.

                   LA QUINTA PROPERTIES, INC. AND SUBSIDIARIES
                   AND LA QUINTA CORPORATION AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


12. SEGMENT REPORTING

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

                                                                           THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                                           ---------------------------  -------------------------
(IN THOUSANDS)                                                                 2001           2000         2001         2000
                                                                               ----           ----         ----         ----
Lodging:
     Room revenue .......................................................   $ 147,647     $ 149,732     $ 288,378     $ 288,223
     Other lodging revenue ..............................................       6,364         6,696        13,738        14,417
     Direct operating expenses ..........................................     (64,668)      (67,342)     (127,089)     (128,285)
     Other operating expenses ...........................................     (16,588)      (15,211)      (33,276)      (30,049)
     General and administrative expenses ................................      (8,330)      (10,456)      (16,617)      (18,000)
                                                                            ----------    ----------    ----------    ----------
Lodging Contribution ....................................................      64,425        63,419       125,134       126,306
                                                                            ----------    ----------    ----------    ----------
Healthcare:
     Rental income ......................................................       9,196        28,403        36,390        60,398
     Interest income ....................................................       7,805        29,100        17,068        60,990
     General and administrative expenses ................................      (3,575)       (4,127)       (6,448)       (7,440)
                                                                            ----------    ----------    ----------    ----------
Healthcare Contribution .................................................      13,426        53,376        47,010       113,948
                                                                            ----------    ----------    ----------    ----------
Other:(a)
     Revenue ............................................................       4,683         3,782         9,574         7,317
     Operating expense ..................................................      (2,844)       (2,185)       (5,863)       (4,155)
     General and administrative expenses ................................        (982)       (1,042)       (2,059)       (1,934)
                                                                            ----------    ----------    ----------    ----------
Other Contribution ......................................................         857           555         1,652         1,228
                                                                            ----------    ----------    ----------    ----------
Combined Contribution ...................................................      78,708       117,350       173,796       241,482

Reconciliation to Combined Consolidated Financial Statements:
Interest expense ........................................................      24,822        51,541        59,758       106,777
Depreciation and amortization
     Lodging ............................................................      28,104        27,473        56,062        57,574
     Healthcare .........................................................       1,410         6,469         2,821        12,963
     Other ..............................................................         183           148           361           292
Amortization of goodwill ................................................       5,526         5,688        11,212        11,387
(Gain) loss on sale of assets ...........................................      (2,345)          551        (2,291)        4,363
Provision for impairment on real estate assets, mortgages and notes
   receivable ...........................................................      33,767        61,126        60,608        61,126
Provision for loss on equity securities .................................        --          39,076          --          39,076
Other (income) expenses .................................................        (503)        8,756         9,517        21,120
                                                                            ----------    ----------    ----------    ----------
                                                                               90,964       200,828       198,048       314,678
                                                                            ----------    ----------    ----------    ----------

Loss before income taxes, extraordinary item and cumulative effect
   of change in accounting principle ....................................     (12,256)      (83,478)      (24,252)      (73,196)
Income tax expense ......................................................         217          --             393          --
                                                                            ----------    ----------    ----------    ----------
Loss before extraordinary item and cumulative effect of
     change in accounting principle......................................     (12,473)      (83,478)      (24,645)      (73,196)
Gain on early extinguishments of debt ...................................        --               9          --           1,403
Cumulative effect of change in accounting principle .....................        --            --             856          --
                                                                            ----------    ----------    ----------    ----------
Net loss ................................................................     (12,473)      (83,469)      (23,789)      (71,793)
Preferred stock dividends ...............................................      (4,500)       (4,500)       (9,000)       (9,000)
                                                                            ----------    ----------    ----------    ----------
Net loss available to Paired Common Shareholders ........................   $ (16,973)    $ (87,969)    $ (32,789)    $ (80,793)
                                                                            ==========    ==========    ==========    ==========

     (a) Other Contribution includes TeleMatrix, a provider of telephones, software and equipment for the lodging industry.

                   LA QUINTA PROPERTIES, INC. AND SUBSIDIARIES
                   AND LA QUINTA CORPORATION AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

13. SUBSEQUENT EVENTS

     On July 2, 2001, Realty paid a dividend of $0.5625 per depository share of preferred stock to holders of record on June 15, 2001 of its 9.00% Series A Cumulative Redeemable Preferred Stock.

     On July 12, 2001, Realty sold its investment in a healthcare facility. Realty received net proceeds of $1,573,000. The net book value of this investment after previous impairments was $1,250,000. Realty will record a gain on the sale of the healthcare facility of $323,000 in the third quarter of fiscal year 2001.

     On July 16, 2001, the Companies repaid $75,050,000 in notes payable at maturity with proceeds from the new Credit Facility.

     On July 19, 2001 the Companies received a partial prepayment of a mortgage loan amounting to $7,469,000.

     On July 30, 2001, the Companies redeemed $54,036,000 in convertible debentures which were scheduled to mature in January and July 2002 with proceeds from the new Credit Facility.

     Effective July 31, 2001, the revolving line of credit under the new Credit Facility was increased from $200,000,000 to $225,000,000. Also in July 2001, the Companies repaid $11,000,000 of notes payable scheduled to mature in August 2002 with proceeds from the new Credit Facility. These repayments resulted in a gain on early extinguishments of debt of $20,000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CERTAIN MATTERS DISCUSSED HEREIN MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. THE LA QUINTA COMPANIES (THE "COMPANIES"), CONSISTING OF LA QUINTA PROPERTIES, INC. ("REALTY") AND LA QUINTA CORPORATION ("OPERATING"), INTEND SUCH FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS, AND ARE INCLUDING THIS STATEMENT FOR PURPOSES OF COMPLYING WITH THESE SAFE HARBOR PROVISIONS. ALTHOUGH THE COMPANIES BELIEVE THE FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, THE COMPANIES CAN GIVE NO ASSURANCE THAT THEIR EXPECTATIONS WILL BE ATTAINED. ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN OR CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND REAL ESTATE CONDITIONS, THE CYCLICALITY OF THE HOTEL AND LEISURE BUSINESS, INCREASED CAPACITY AND WEAK DEMAND WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED, INCREASES IN ENERGY COSTS AND OTHER OPERATING COSTS RESULTING IN LOWER OPERATING MARGINS, THE CONDITIONS OF THE CAPITAL MARKETS IN GENERAL, THE ABILITY OF THE COMPANIES TO REFINANCE AND/OR PAY OFF NEAR TERM DEBT MATURITIES, THE IDENTIFICATION OF SATISFACTORY PROSPECTIVE BUYERS FOR HEALTHCARE RELATED ASSETS OF THE COMPANIES AND THE AVAILABILITY OF FINANCING FOR SUCH PROSPECTIVE BUYERS, THE AVAILABILITY OF FINANCING FOR THE COMPANIES' CAPITAL INVESTMENT PROGRAM, INTEREST RATES, COMPETITION FOR HOTEL SERVICES AND HEALTHCARE FACILITIES IN A GIVEN MARKET, COMPETITION IN FRANCHISING THE COMPANIES' BRANDS, THE ULTIMATE OUTCOME OF CERTAIN LITIGATION FILED AGAINST THE COMPANIES, THE SATISFACTION OF CLOSING CONDITIONS TO PENDING TRANSACTIONS, IF ANY, DESCRIBED IN THIS FORM 10-Q, THE ENACTMENT OF LEGISLATION FURTHER IMPACTING THE COMPANIES' STATUS AS A PAIRED SHARE REAL ESTATE INVESTMENT TRUST ("REIT") OR REALTY'S STATUS AS A REIT, THE CONTINUED ABILITY OF REALTY TO QUALIFY FOR TAXATION AS A REIT, THE FURTHER IMPLEMENTATION OF REGULATIONS GOVERNING PAYMENTS TO, AS WELL AS THE FINANCIAL CONDITIONS OF OPERATORS OF, REALTY'S HEALTHCARE RELATED ASSETS, INCLUDING THE FILING FOR PROTECTION UNDER THE US BANKRUPTCY CODE BY ANY OPERATORS OF THE COMPANIES' HEALTHCARE ASSETS, THE IMPACT OF THE PROTECTION OFFERED UNDER THE US BANKRUPTCY CODE FOR THOSE OPERATORS WHO HAVE ALREADY FILED FOR SUCH PROTECTION AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE FILINGS OF REALTY AND OPERATING WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"), INCLUDING, WITHOUT LIMITATION, THOSE RISKS DESCRIBED IN ITEM 7 OF THE JOINT ANNUAL REPORT ON FORM 10-K ENTITLED "CERTAIN FACTORS YOU SHOULD CONSIDER" BEGINNING ON PAGE 63 THEREOF.

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

     Federal legislation adopted in July 1998 limited benefits attributable to future use of the paired share structure. In addition, during the summer of 1998 and thereafter, the debt and equity markets available to REITs generally, and healthcare and lodging REITs specifically, deteriorated, thus limiting the Companies' access to cost efficient capital. As a result, during the latter part of 1998 and throughout 1999 the Companies implemented a comprehensive restructuring plan (the "1998 Plan") designed to strengthen the Companies' financial position and clarify its investment and operating strategy whereby the Companies sold over $1.4 billion in assets (including the Cobblestone Golf Group and the Santa Anita Racetrack) and $820 million of healthcare properties, repaid over $625 million in debt and fully settled the Companies' forward equity issuance transaction ("FEIT") with certain affiliates of Merrill Lynch & Co.

     During 2000, the Companies implemented a five-point plan of reorganization (the "Five Point Plan") intended to further strengthen the position of the Companies and focus on the lodging division. Consistent with certain components of the Five Point Plan which called for, among other things, an orderly disposition of a significant portion of healthcare assets and substantial reduction in debt, the Companies have completed healthcare asset sales and received mortgage repayments totaling approximately $1.4 billion between January 1, 2000 and June 30, 2001 and have applied substantially all of the proceeds toward reduction of total indebtedness of $2.6 billion as of December 31, 1999 to $1.2 billion as of June 30, 2001.

     Also, consistent with the Companies' plan to focus on the lodging division, the Companies made certain changes in its executive management team and have transitioned the financial and legal functions of its healthcare operations from the Companies' Needham, Massachusetts office and intend to consolidate the remaining healthcare operations to Irving, Texas by December 31, 2002.

     On April 17, 2000, Francis W. ("Butch") Cash joined the Companies as President and Chief Executive Officer. In addition, in 2000 the Companies appointed David L. Rea as Chief Financial Officer and Stephen L. Parker was appointed as Senior Vice President of Sales and Marketing. As part of the initiation of a franchise program for the La Quinta brand, the Companies appointed Alan L. Tallis as Executive Vice President and Chief Development Officer.

     On June 20, 2001, Meditrust changed its name to La Quinta to reflect its focus on the lodging industry. Meditrust Corporation was renamed La Quinta Properties, Inc. and Meditrust Operating Company was renamed La Quinta Corporation. The renamed La Quinta Companies continue to trade as a paired share REIT under the ticker symbol "LQI".

     In 2001, the Companies will continue to focus on selling healthcare assets, deleveraging the balance sheet and improving lodging results. Part of the Companies' strategy for improving lodging results will be in the growth of fee-based income through implementation of a franchising program. On April 10, 2001, the first La Quinta franchise hotel opened for business under this new program. As of July 31, 2001 the Companies had opened 5 franchise hotels, executed an additional 24 franchise contracts and approved an additional 14 franchise contracts.


THE LA QUINTA COMPANIES - COMBINED CONSOLIDATED RESULTS OF OPERATIONS

     The Companies earn revenue by (i) owning and operating 227 La Quinta Inns and 70 La Quinta Inn & Suites; (ii) leasing 89 healthcare facilities under long-term triple net leases in which the rental rate is generally fixed with annual escalators; and (iii) providing mortgage financing for 20 healthcare facilities in which the interest is generally fixed with annual escalators subject to certain conditions. The La Quinta Companies reported a net loss available to paired shareholders of $16,973,000 or $0.12 per diluted common share for the quarter ended June 30, 2001, compared to net loss of $87,969,000 or $0.62 per diluted common share for the second quarter of 2000. For the six months ended June 30, 2001, The La Quinta Companies reported a net loss available to paired common shareholders of $32,789,000 or $0.23 per diluted share compared to net loss of $80,793,000 or $0.57 per diluted share for the same period in 2000.

COMBINED RESULTS OF SEGMENT OPERATIONS

     The Companies' operations are managed as two major segments: lodging and healthcare. The following table summarizes contribution by operating segment for the six months ended June 30, 2001 and 2000. The Companies consider contributions from each operating segment to include revenue from each business, less operating expenses and general and administrative expenses. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment contribution.

                                                                           SUMMARY OF OPERATIONS
                                                     THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                             ---------------------------------------------------------------------------------
 (IN THOUSANDS)                                      2001                 2000                2001                2000
                                             -------------------- -------------------- ------------------- -------------------
REVENUE:
  Lodging                                             $  154,011           $  156,428          $  302,116         $  302,640
  Healthcare                                              17,001               57,503              53,458            121,388
  Other                                                    4,683                3,782               9,574              7,317
                                             -------------------- -------------------- ------------------- -------------------
  Total revenue                                          175,695              217,713             365,148            431,345

 OPERATING EXPENSES:
   Lodging                                                89,586               93,009             176,982            176,334
   Healthcare                                              3,575                4,127               6,448              7,440
   Other                                                   3,826                3,227               7,922              6,089
                                             -------------------- -------------------- ------------------- -------------------
   Total operating expenses                               96,987              100,363             191,352            189,863

CONTRIBUTIONS:
  Lodging                                                 64,425               63,419             125,134            126,306
  Healthcare                                              13,426               53,376              47,010            113,948
  Other                                                      857                  555               1,652              1,228
                                             -------------------- -------------------- ------------------- -------------------
           Total Contribution                         $   78,708           $  117,350          $  173,796         $  241,482
                                             ==================== ==================== =================== ===================

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

     The combined contribution from operating segments for the three months ended June 30, 2001 was $78,708,000 compared to $117,350,000 for the three months ended June 30, 2000. This represents a decrease of $38,642,000 or 32.9%. The decline in the combined contribution is primarily the result of the sale of healthcare assets. The contribution is comprised of revenues of $175,695,000 and $217,713,000, offset by operating expenses of $96,987,000 and $100,363,000 for the three months ended June 30, 2001 and 2000, respectively.

     Lodging provided a contribution of $64,425,000 for the three months ended June 30, 2001, an increase of $1,006,000 or 1.6% from the same period in 2000. The lodging segment contribution was comprised of revenues of $154,011,000 and $156,428,000 offset by operating expenses of $89,586,000 and $93,009,000 for the three months ended June 30, 2001 and 2000, respectively. The increase in the lodging contribution was due to the decrease in lodging operating expenses of $3,423,000, partially offset by the decrease in lodging revenue of $2,417,000, as more fully described below in management's discussion of the results of Operating.

     The following table summarizes statistical lodging data for the three months ended June 30, 2001 and 2000:

                                                                     2001                2000
                                                                ----------------   -----------------
Number of Hotels In Operation..........................                297                300
Number of Hotels Under Construction or Refurbishment...                  5                  2
Occupancy Percentage...................................               68.3%              67.4%
ADR (1)................................................            $ 61.80            $ 63.16
RevPAR (2).............................................            $ 42.21            $ 42.58
Available Rooms (3)....................................              3,522              3,546

Comparable Hotels (4)..................................                297                297
Occupancy Percentage...................................               68.3%             67.4%
ADR (1)................................................            $ 61.86            $ 63.30
RevPAR (2).............................................            $ 42.26            $ 42.68
Available Rooms (3)....................................              3,505              3,505

(1) Represents average daily rate
(2) Represents revenue per available room
(3) Available room night count in thousands
(4) Represents hotels open for more than one year

     Hotel operating revenues are generally measured as a function of average daily rate ("ADR") and occupancy. Revenue per available room ("RevPAR"), which is the product of occupancy percentage and ADR, decreased 0.9% (or 1.0% for comparable hotels) to $42.21 in the second quarter of 2001 from $42.58 in the second quarter of 2000. The occupancy percentage increased 0.9 percentage points to 68.3% in the second three months of 2001 from 67.4% for the same period in 2000. The ADR decreased to $61.80 in the second quarter of 2001 from $63.16 in the second quarter of 2000, a decrease of $1.36 or 2.2%. The decrease in ADR and RevPAR resulted from competitive pricing strategies implemented in response to declining demand in the industry over all during the three months ended June 30, 2001. A decrease in direct expenses for the three month period ended June 30, 2001 compared to the three month period ended June 30, 2000 included the impact of cost control measures which resulted in a reduction in salaries and other inn expenses partially offset by rising energy and insurance costs as well as an increase in marketing costs. Direct hotel labor costs have continued to decline due to policies, practices and efficiencies implemented during the six months ended June 30, 2001. Additionally, corporate overhead expense for the three month period ended June 30, 2001 decreased $2,126,000 primarily due to costs incurred during the three months ended June 30, 2000 related to certain employment and severance agreements. This decrease was partially offset by expenses related to the transitioning of certain information systems services to a third-party provider.

     Healthcare provided a contribution of $13,426,000 in the second quarter of 2001, a decrease of $39,950,000 or 74.9% from the prior year's second quarter. The decrease in contribution was primarily the result of the sale of certain healthcare assets and repayment of healthcare mortgages made between the second quarter of fiscal year 2000 and the second quarter of fiscal year 2001. The healthcare contribution was comprised of revenues of $17,001,000 (including rent income of $9,196,000, interest income from real estate mortgages of $6,911,000 and interest from investment of cash reserves of $894,000) and $57,503,000 (including rent income of $28,403,000, interest income from mortgage loans of $28,876,000 and interest from investment of cash reserves of $224,000) and operating expenses of $3,575,000 and $4,127,000 for the three month periods ended June 30, 2001 and 2000, respectively.

     The following table summarizes the healthcare portfolio by type of facility as of June 30, 2001 and December 31, 2000:

                                              JUNE 30, 2001                       DECEMBER 31, 2000
                                    -----------------------------------   -----------------------------------
Type of Facility                      FACILITIES        BEDS/UNITS           FACILITIES        BEDS/UNITS
--------------------------------    --------------- -------------------   ----------------- -----------------
Assisted Living.................          86              4,263                   94                4,457
Long-Term Care..................          12              1,696                   93               11,604
Medical Office Buildings........           4                -                      5                   -
Acute Care Hospital.............           1                492                    1                  492
Other Healthcare................           6                435                    6                  625
                                    --------------- -------------------   ----------------- -----------------
                                          109             6,886                  199               17,178
                                    =============== ===================   ================= =================

     The Companies had a remaining net investment of $132,019,000 and $222,571,000 in the form of mortgages outstanding to operators of 20 and 36 of the facilities listed above as of June 30, 2001 and December 31, 2000, respectively. The Companies had a remaining net investment of $274,257,000 and $681,714,000 in the form of leases with operators of 89 and 163 of the facilities listed above at June 30, 2001 and December 31, 2000, respectively.

     The decreases in healthcare revenues and operating expenses are primarily a result of the impact of asset sales and mortgage repayments over the last year. Healthcare segment expenses decreased $552,000 from the same period in the prior year.

     TeleMatrix, a provider of telephones, software and equipment for the lodging industry, contributed $857,000 for the three months ended June 30, 2001, an increase of 54.4% from the prior year's second quarter. This contribution was comprised of revenues of $4,683,000 and $3,782,000 and expenses of $3,826,000 and $3,227,000 for the three month periods ended June 30, 2001 and 2000, respectively. TeleMatrix expenses include operating expenses of $2,844,000 and $2,185,000 and general and administrative expenses of $982,000 and $1,042,000 for the three months ended June 30, 2001 and 2000, respectively. Operations of TeleMatrix have been included in lodging revenue and expense categories of the combined and consolidated statements and are separately disclosed as "Other Contribution" in Note 11 "Segment Reporting" of the combined and consolidated statements.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     The combined contribution from operating segments for the six months ended June 30, 2001 was $173,796,000, compared to $241,482,000 for the six months ended June 30, 2000. This represents a decrease of $67,686,000 or 28.0%. The decline in the combined contribution is primarily the result of the sale of healthcare assets. The contribution is comprised of revenues of $365,148,000 and $431,345,000, offset by operating expenses of $191,352,00 and $189,863,000 for the six months ended June 30, 2001 and 2000, respectively.

     Lodging provided a contribution of $125,134,000 for the six months ended June 30, 2001, a decrease of $1,172,000, or 0.9%, from the same period in 2000. The lodging segment revenues were comprised of revenues of $302,116,000 and $302,640,000 offset by operating expenses of $176,982,000 and $176,334,000 for the six months ended June 30, 2001 and 2000, respectively. The decrease in the lodging contribution for the six month period was primarily due to increases in hotel operating expenses and a decrease in revenue.

     The following table summarizes statistical lodging data for the six months ended June 30, 2001 and 2000:

                                                                      2001                2000
                                                                 ----------------   -----------------
 Number of Hotels In Operation............................               297                 301
 Number of Hotels Under Construction or Refurbishment.....                 5                   2
 Occupancy Percentage.....................................              66.3%               64.3%
 ADR (1)..................................................           $ 62.47             $ 63.72
 RevPAR (2)...............................................           $ 41.44             $ 40.95
 Available Rooms (3)......................................             7,012               7,098

 Comparable Hotels (4)....................................               297                 297
 Occupancy Percentage.....................................              66.3%               64.3%
 ADR (1)..................................................           $ 62.55             $ 63.88
 RevPAR (2)...............................................           $ 41.49             $ 41.08
 Available Rooms (3)......................................             6,973               7,011

(1) Represents average daily rate
(2) Represents revenue per available room
(3) Available room night count in thousands
(4) Represents hotels open for more than one year

     Hotel operating revenues are generally measured as a function of average daily rate ("ADR") and occupancy. Revenue per available room ("RevPAR"), which is the product of occupancy percentage and ADR, increased 1.2% (or 1.0% for comparable hotels) to $41.44 in the first six months of 2001 from $40.95 in the first six months of 2000. The occupancy percentage increased 2.0 percentage points to 66.3% in the first six months of 2001 from 64.3% for the same period in 2000. The ADR decreased to $62.47 in the first six months of 2001 from $63.72 in the first six months of 2000, a decrease of $1.25 or 2.0%. The increase in RevPAR resulted from an increase in occupancy primarily attributed to recent promotional efforts and changes in pricing strategy when comparing the six month period ended June 30, 2001 and June 30, 2000. The increase in lodging operating expense is comprised of rising energy costs and increases in insurance expense as well as marketing costs partially offset by decreases in certain direct expenses for the six month period ended June 30, 2001 compared to the six month period ended June 30, 2000 resulting from cost savings in salaries and benefits, repairs and maintenance, bad debts, credit card costs and other inn costs. Direct hotel labor costs continued to decline due to policies, practices and efficiencies implemented during the six months ended June 30, 2001. Additionally, corporate overhead expense for the six month period ended June 30, 2001 decreased $1,383,000 from the same period in the prior year primarily due to additional expenses during the six month period ended June 30, 2000 related to employment and severance agreements entered into. This decrease was partially offset by expenses related to the transitioning of certain information systems services to a third-party provider.

     Healthcare provided a contribution of $47,010,000 in the first six months of 2001, a decrease of $66,938,000 or 58.7% from the prior year's first six months. The healthcare contribution was comprised of revenues of $53,458,000 (including rent of $36,390,000, interest from real estate mortgage loans of $15,817,000 and interest from investment of cash reserves of $1,251,000) and $121,388,000 (including rent of $60,398,000, interest from real estate mortgage loans of $60,412,000 and interest from investment of cash reserves of $578,000) and operating expenses of $6,448,000 and $7,440,000 for the six months ended June 30, 2001 and 2000, respectively. The decreases in healthcare revenues and operating expenses are primarily a result of the impact of asset sales and mortgage repayments over the last year. Healthcare segment expenses decreased $992,000 from the same period in the prior year.

     TeleMatrix, a provider of telephones, software and equipment for the lodging industry, contributed $1,652,000 for the six months ended June 30, 2001, an increase of 34.5% from the prior year's first six months. This contribution was comprised of revenues of $9,574,000 and $7,317,000 and expenses of $7,922,000 and $6,089,000 for the six month periods ended June 30, 2001 and 2000, respectively. TeleMatrix expenses include operating expenses of $5,863,000 and $4,155,000 and general and administrative expenses of $2,059,000 and $1,934,000 for the six months ended June 30, 2001 and 2000, respectively. Operations of TeleMatrix have been included in lodging revenue and expense categories of the combined and consolidated statements and are separately disclosed as "Other Contribution" in Note 11 "Segment Reporting" of the combined and consolidated statements.

INTEREST EXPENSE

     For the three and six month periods ended June 30, 2001, interest expense was $24,822,000 and $59,758,000, respectively, compared to $51,541,000 and
$106,777,000 for the three and six month period ended June 30, 2000, respectively. The decrease in interest expense is primarily attributable to the reduction of total indebtedness of the Companies as a result of application of substantially all proceeds generated from various healthcare asset sales and mortgage repayments over the past year.

REAL ESTATE INVESTMENTS, DEPRECIATION, ASSET SALES, AND PROVISION FOR IMPAIRMENT OF REAL ESTATE ASSETS, MORTGAGES AND NOTES RECEIVABLE

     As of June 30, 2001 and 2000, the Companies had net investments in real estate as summarized in the table below:

(IN THOUSANDS)                                                       THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                     ---------------------------      -------------------------
INVESTMENT IN REAL ESTATE ASSETS, NET                                   2001            2000             2001             2000
                                                                        ----            ----             ----             ----
LODGING
Lodging assets net book value, beginning of period ..............   $ 2,430,414     $ 2,501,127     $ 2,448,391     $ 2,522,153
   Funding of capital improvements ..............................        22,269           9,095          35,005          14,042
   Depreciation expense and write-offs ..........................       (24,059)        (20,567)        (48,392)        (43,533)
   Impairment of assets held for sale ...........................        (1,937)           --            (7,691)           --
   Impairment of asset held for use .............................        (3,197)           --            (3,197)           --
   Net book value of assets sold and other adjustments ..........          (322)         (2,325)           (948)         (5,332)
                                                                    -----------     -----------     -----------     -----------
TOTAL INVESTMENT IN LODGING ASSETS, NET .........................     2,423,168       2,487,330       2,423,168       2,487,330
                                                                    -----------     -----------     -----------     -----------
HEALTHCARE
Mortgage assets net book value, beginning of period .............       219,923       1,041,676         222,571       1,059,920
   Principal payments ...........................................          (571)         (2,311)         (1,321)         (4,597)
   Construction loan funding ....................................          --              --              --               161
   Partial principal prepayments ................................        (9,414)           (363)         (9,414)           --
   Impairment on real estate mortgages and notes receivable .....        (8,172)        (47,873)        (20,597)        (47,873)
   Net book value of mortgages repaid ...........................       (69,757)        (56,329)        (69,757)        (72,868)
   Increase in real estate mortgages net of participation
     reduction ..................................................            10              57               7             114
   Other adjustments to mortgages ...............................          --              --            10,530            --
                                                                    -----------     -----------     -----------     -----------
Mortgage assets net book value, end of period ...................       132,019         934,857         132,019         934,857
                                                                    -----------     -----------     -----------     -----------
Sale/lease-back assets net book value, beginning of period ......       671,665         846,968         681,714       1,090,586
   Construction funding .........................................          --               875            --             3,113
   Depreciation expense .........................................        (1,387)         (6,409)         (2,773)        (12,844)
   Impairment on assets held for sale ...........................        (1,000)        (13,253)         (8,589)        (13,253)
   Impairment on assets held for use ............................       (19,460)           --           (20,534)           --
   Net book value of real estate assets sold ....................      (375,561)           --          (375,561)       (237,539)
   Other adjustments to real estate investments .................          --              (100)           --            (1,982)
                                                                    -----------     -----------     -----------     -----------
Sale/lease-back assets net book value, end of period ............       274,257         828,081         274,257         828,081
                                                                    -----------     -----------     -----------     -----------
TOTAL INVESTMENT IN HEALTHCARE REAL ESTATE ASSETS, NET ..........       406,276       1,762,938         406,276       1,762,938
                                                                    -----------     -----------     -----------     -----------

TOTAL INVESTMENT IN REAL ESTATE ASSETS, NET .....................   $ 2,829,444     $ 4,250,268     $ 2,829,444     $ 4,250,268
                                                                    ===========     ===========     ===========     ===========

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization for the three and six month periods ended June 30, 2001 were $29,697,000 and $59,244,000, respectively, compared to $34,090,000 and $70,829,000 for the same periods in 2000, respectively. The decreases are primarily the result of the sale of healthcare properties and certain healthcare and lodging properties being classified as held for sale.

ASSET SALES

     During the three and six month periods ended June 30, 2001, the Companies realized gains of $2,345,000 and $2,291,000, respectively, on the sale of 90 healthcare facilities, equity securities, one restaurant facility, one office building and one healthcare note receivable, net of previous writedowns of $114,901,000. Losses on sales of 43 and 46 healthcare facilities, respectively, for the 3 and 6 month periods ended June 30, 2000 were of $551,000 and $4,363,000, respectively, net of previous writedowns.

IMPAIRMENT OF REAL ESTATE ASSETS, MORTGAGES AND NOTES RECEIVABLE

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

     During the three months ended June 30, 2001, the Companies recorded an impairment on real estate assets, mortgages and notes receivable of $39,520,000. The Companies recorded an impairment on assets held for sale of $8,691,000 and an impairment on assets held for use of $22,657,000 for the three months ended June 30, 2001. During the three months ended June 30, 2001, the Companies recorded an impairment related to the mortgage portfolio of $8,172,000.

     During the three months ended June 30, 2000, the Companies recorded an impairment of real estate assets, mortgages and notes receivable of $61,126,000. During the three months ended June 30, 2000, the Companies recorded an impairment on assets held for sale of $13,253,000 and an impairment related to the mortgage portfolio of $47,873,000.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     During the six months ended June 30, 2001, the Companies recorded an impairment of real estate assets, mortgages and notes receivable of $60,608,000. The Companies recorded an impairment on assets held for sale of $16,280,000 and an impairment of $23,731,000 on real estate assets held for use for the six months ended June 30, 2001. During the six months ended June 30, 2001, the Companies recorded an impairment related to the mortgage portfolio of $20,597,000 (of which $10,530,000 was related to working capital and other notes receivables classified as fees, interest and other receivables).

     During the six months ended June 30, 2000, the Companies recorded an impairment on real estate assets, mortgages and notes receivable of $61,126,000. The Companies recorded an impairment on assets held for sale of $13,253,000 for the six months ended June 30, 2000. During the six months ended June 30, 2000, the Companies recorded an impairment related to the mortgage portfolio of $47,873,000.

OTHER INCOME AND EXPENSES

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

     During the three months ended June 30, 2001 and 2000, the Companies recorded approximately $503,000 in other income and $8,756,000 in other expense, respectively, as described below.

     In June 2000, the Boards approved a plan to reduce the number of employees, primarily in the financial and legal groups, of Realty's Needham, Massachusetts offices. For the three months ended June 30, 2001 and 2000, Realty recorded $678,000 and $7,312,000, respectively, of other expense related to severance and retention incentive compensation earned by the healthcare segment employees based on achievement of asset sale goals and compliance with specified employment terms in order to facilitate the sale of certain healthcare assets and closing of the Needham office by December 2002. Realty also incurred approximately $121,000 of professional fees during the three months ended June 30, 2000 related to the implementation of the Five Point Plan.

     During the three months ended June 30, 2001 and 2000, the Companies recorded provisions and other expenses of approximately $458,000 and $2,518,000, respectively, on interest and other receivables management considers uncollectable. The Companies also recorded approximately $1,639,000 and $1,195,000, respectively, of bad debt recoveries during the three months ended June 30, 2001 and 2000 related to receivables written off in prior periods.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     During the six months ended June 30, 2001 and 2000, the Companies recorded approximately $9,517,000 and $21,120,000, respectively, in other expenses as described below.

     In June 2000, the Boards approved a plan to reduce the number of employees, primarily in the financial and legal groups, of the Companies' Needham, Massachusetts offices. For the six months ended June 30, 2001 and 2000, the Companies recorded $1,223,000 and $7,312,000, respectively, of other expense related to severance and retention incentive compensation earned by healthcare segment employees based on achievement of asset sale goals and compliance with specified employment terms in order to facilitate the sale of certain healthcare assets and closing of the Needham office by December 2002. The amount for the six months ended June 30, 2000 includes a cash payment of approximately $9,460,000 made to the former Chief Executive Officer, President and Treasurer of Realty pursuant to a separation and consulting agreement executed in January 2000. In addition, other expenses for the six months ended June 30, 2000 included accelerated amortization on unearned compensation of $2,461,000 related to certain restricted paired common shares which were part of this separation agreement. Realty also incurred approximately $280,000 of professional fees during the six months ended June 30, 2000 related to the implementation of the Five Point Plan.

     During the six months ended June 30, 2001 and 2000, the Companies recorded provisions and other expenses of approximately $9,933,000 and $2,802,000, respectively, on interest and other receivables management considers uncollectable. The Companies also recorded approximately $1,639,000 and $1,195,000, respectively, of bad debt recoveries during the six months ended June 30, 2001 and 2000 related to receivables written off in prior periods.

EXTRAORDINARY ITEM

     During the six months ended June 30, 2000, the Companies retired $58,496,000 of debt at a discount prior to its maturity date and, as part of certain asset sale transactions, repaid secured debt totaling $14,936,000. As a result of these early repayments of debt, a net gain of $1,403,000 was realized and is reflected as an extraordinary item.

CHANGE IN ACCOUNTING PRINCIPLE

     On January 1, 2001, the Companies applied the provisions of SFAS No. 133, which states that if a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets or liabilities through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. It further states that gains or losses on a derivative instrument not designated as a hedging instrument shall be recognized currently in earnings. As of March 31, 2001, the interest rate swap was not designated as a hedging instrument and, therefore, $1,236,000 was recorded as a charge to earnings during the three months ended March 31, 2001 comprised of an increase in interest expense of approximately $2,092,000 and a partially offsetting entry to reflect the cumulative effect of a change in accounting principle (through December 31, 2000) of $856,000. On June 27, 2001, the interest rate swap was settled and $670,000 (the difference between the settlement value, $566,000 and the fair value of the interest rate swap at March 31, 2001) was charged to earnings as a result.

REALTY - CONSOLIDATED RESULTS OF OPERATIONS

     Realty reported a net loss available to paired shareholders of $3,227,000 or $0.02 per diluted share for the quarter ended June 30, 2001, compared to a net loss of $74,406,000 or $0.52 per diluted share for the second quarter of 2000. For the six months ended June 30, 2001, Realty reported a net loss available to paired common shareholders of $8,348,000 or $0.06 per diluted share compared to net loss of $60,415,000 or $0.42 per diluted share for the same period in 2000.

REVENUES AND EXPENSES

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

     Revenue for the three months ended June 30, 2001 was $102,747,000, compared to $142,415,000 for the three months ended June 30, 2000, a decrease of $39,668,000. The revenue decrease was primarily attributable to a decrease in interest revenue of $21,284,000 and a decrease in rental revenue of $19,207,000. These decreases are primarily the result of mortgage repayments and healthcare asset sales over the past year and partially offset by increases in interest income of $670,000 from investment of cash reserves in 2001 over 2000.

     For the three months ended June 30, 2001, total recurring expenses were $70,338,000, compared to $101,851,000, for the three months ended June 30, 2000, a decrease of $31,513,000. This decrease was primarily attributable to a decrease in interest expense of $26,670,000 due to reductions of debt outstanding resulting from application of proceeds from various asset sales and mortgage repayments over the past year. In addition, depreciation expense for the three months ended June 30, 2001, decreased $4,053,000 when compared to the second quarter of 2000. The decrease in depreciation is related to the sale of certain healthcare assets and classification of certain real estate as held for sale.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     Revenue for the six months ended June 30, 2001 was $219,269,000, compared to $282,948,000 for the six months ended June 30, 2000, a decrease of $63,679,000. The revenue decrease was primarily attributable to a decrease in interest revenue of $43,880,000 and a decrease in rental revenue of $24,008,000. These decreases primarily resulted from mortgage repayments and healthcare assets sales over the last year and partially offset by increases in interest income of $673,000 from investment of cash reserves in 2001 over 2000.

     For the six months ended June 30, 2001, total recurring expenses were $151,246,000, compared to $209,111,000 for the six months ended June 30, 2000, a decrease of $57,865,000. This decrease was primarily attributable to a decrease in interest expense of $46,938,000 due to reductions of debt outstanding resulting from application of proceeds from various asset sales and mortgage repayments over the past year. In addition, depreciation for the six months ended June 30, 2001 decreased $10,743,000 when compared to the same period in 2000. The decrease in depreciation is related to the sale of certain healthcare assets a classification of certain assets as held for sale.

ASSET SALES

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

     During the three months ended June 30, 2001, Realty realized gains of $2,345,000 on the sale of healthcare assets and the sale of one office building, net of previous writedowns of $114,901,000, compared to losses on asset sales of $1,521,000 during the same period in 2000.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     During the six months ended June 30, 2001, Realty realized gains of $2,291,000 on the sale of healthcare assets, equity securities and the sale of one restaurant and one office building, net of previous writedowns of $114,901,000, compared to losses on asset sales of $5,333,000 during the same period in 2000.

IMPAIRMENT OF REAL ESTATE ASSETS, MORTGAGES AND NOTES RECEIVABLE

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

     During the three months ended June 30, 2001 and 2000, Realty recorded an impairment on real estate assets, mortgages and notes receivable of $39,520,000 and $61,126,000, respectively.

     During the three months ended June 30, 2001, Realty classified certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. Based on estimated net sale proceeds, Realty recorded an impairment on assets held for sale of $2,938,000 and assets held for use of $22,657,000 during the three months ended June 30, 2001. During the three months ended June 30, 2001, Realty recorded an impairment on real estate mortgages and notes receivable of $8,172,000.

     The Companies recorded an impairment on assets held for sale of $13,253,000 for the three months ended June 30, 2000. During the three months ended June 30, 2000, Realty recorded an impairment related to the mortgage portfolio of $47,873,000.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     During the six months ended June 30, 2001 and 2000, Realty recorded an impairment on real estate assets, mortgages and notes receivable of $60,608,000 and $61,126,000, respectively.

     During the six months ended June 30, 2001, Realty classified certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. Based on estimated net sale proceeds, Realty recorded an impairment on assets held for sale of $16,280,000 during the six months ended June 30, 2001. During the six months ended June 30, 2001, Realty recorded an impairment on real estate mortgages and notes receivable of $20,597,000 (of which $10,530,000 related to working capital and other notes receivables classified as fees, interest and other receivables). In addition, during the six months ended June 30, 2001, Realty recorded an impairment of $23,731,000 on real estate assets held for use where current facts, circumstances and analysis indicate that the assets might be impaired.

     Realty recorded an impairment on assets held for sale of $13,253,000 for the six months ended June 30, 2000. During the six months ended June 30, 2000, Realty recorded an impairment related to the mortgage portfolio of $47,873,000.

OTHER INCOME AND EXPENSES

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

     During the three months ended June 30, 2001 and 2000, Realty recorded approximately $503,000 in other income and $8,756,000 in other expense, respectively, as described below.

     In June 2000, the Boards approved a plan to reduce the number of employees, primarily in the financial and legal groups, of the Realty Needham, Massachusetts offices. For the three months ended June 30, 2001 and 2000, Realty recorded $678,000 and $7,312,000, respectively, of other expense related to severance and retention incentive compensation earned by the healthcare segment employees based on achievement of asset sale goals and compliance with specified employment terms in order to facilitate the sale of certain healthcare assets and closing of the Needham office by December 2002. Realty also incurred approximately $121,000 of professional fees during the three months ended June 30, 2000 related to the implementation of the Five Point Plan.

     During the three months ended June 30, 2001 and 2000, Realty recorded provisions and other expenses of approximately $458,000 and $2,518,000, respectively, on interest and other receivables management considers uncollectable. The Companies also recorded approximately $1,639,000 and $1,195,000, respectively, of bad debt recoveries during the three months ended June 30, 2001 related to receivables written off in prior periods.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     During the six months ended June 30, 2001 and 2000, Realty recorded approximately $9,517,000 and $21,120,000, respectively, in other expenses as described below.

     In June 2000, the Boards approved a plan to reduce the number of employees, primarily in the financial and legal groups, of the Companies' Needham, Massachusetts offices. For the six months ended June 30, 2001 and 2000, Realty recorded $1,223,000 and $7,312,000, respectively, of other expense related to severance and retention incentive compensation earned by the healthcare segment employees based on achievement of asset sale goals and compliance with specified employment terms in order to facilitate the sale of certain healthcare assets and closing of the Needham office by December 2002. The amount for the six months ended June 30, 2000 includes a cash payment of approximately $9,460,000 made to the former Chief Executive Officer, President and Treasurer of Realty pursuant to a separation and consulting agreement executed in January 2000. In addition, other expenses for the six months ended June 30, 2000 included accelerated amortization on unearned compensation of $2,461,000 related to certain restricted paired common shares which were part of this separation agreement. Realty also incurred approximately $280,000 of professional fees during the six months ended June 30, 2000 related to the implementation of the Five Point Plan.

     During the six months ended June 30, 2001 and 2000, Realty recorded provisions and other expenses of approximately $9,933,000 and $2,802,000, respectively, on interest and other receivables management considers uncollectable. The Companies also recorded approximately $1,639,000 and $1,195,000, respectively, of bad debt recoveries during the six months ended June 30, 2001 related to receivables written off in prior periods.

EXTRAORDINARY ITEM

     During the six months ended June 30, 2000, Realty retired $58,496,000 of debt at a discount prior to its maturity date and, as part of certain asset sale transactions, repaid secured debt totaling $14,936,000. As a result of these early repayments of debt, a net gain of $1,403,000 was realized and is reflected as an extraordinary item.

CHANGE IN ACCOUNTING PRINCIPLE

     On January 1, 2001, Realty applied the provisions of SFAS No. 133, which states that if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets or liabilities through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. It further states that gains or losses on a derivative instrument not designated as a hedging instrument shall be recognized currently in earnings. As of March 31, 2001, the interest rate swap was not designated as a hedging instrument and, therefore, $1,236,000 was recorded as a charge to earnings during the three months ended March 31, 2001 comprised of an increase in interest expense of approximately $2,092,000 and a partially offsetting entry to reflect the cumulative effect of a change in accounting principle (through December 31, 2000) of $856,000. On June 27, 2001, the interest rate swap was settled and $670,000 (the difference between the settlement value, $566,000, and the fair value of the interest rate swap at March 31, 2001) was charged to earnings as a result.

OPERATING - CONSOLIDATED RESULTS OF OPERATIONS

     Operating reported a net loss available to paired shareholders of $13,746,000 or $0.10 per diluted common share for the quarter ended June 30, 2001, compared to net loss of $13,563,000 or $0.10 per diluted common share for the second quarter of 2000. For the six months ended June 30, 2001, Operating reported a net loss available to paired common shareholders of $24,441,000 or $0.17 per diluted share compared to a net loss of $20,378,000 or $0.14 per diluted share for the same period in 2000. The net loss per common share amount increased primarily as a result of increases in operating expenses partially offset by an increase in total revenue for the six months ended June 30, 2001 when compared to the same period in fiscal year 2000.

REVENUES AND EXPENSES

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

     Lodging revenues for the three months ended June 30, 2001 and 2000 were $156,338,000 and $157,453,000, respectively. During the second quarter of 2000, approximately $147,647,000, or 94.4%, of lodging revenues were derived from room rentals. Lodging operating revenues generally are measured as a function of the ADR and occupancy. The ADR decreased to $61.80 during the three months ended June 30, 2001 from $63.16 during the three months ended June 30, 2000, a decrease of $1.36 or 2.2%. Occupancy increased 0.9 percentage points to 68.3% in the three months ended June 30, 2001 from 67.4% for the three months ended June 30, 2000. Revenue per available room ("RevPAR"), which is the product of occupancy percentage and ADR, decreased 0.9% (or 1.0% for comparable hotels) to $42.21 in the three months ended June 30, 2001 from $42.58 in the three months ended June 30, 2000. The decrease in ADR and RevPAR resulted from competitive pricing strategies implemented in response to declining demand during the three months ended June 30, 2001. TeleMatrix sales are included in lodging revenues and increased $901,000 to $4,683,000 for the three month period ending June 30, 2001.

     Total recurring expenses for the three months ended June 30, 2001 were $170,098,000 compared to $172,011,000 for the same period in 2000, a decrease of $1,913,000. The decrease in recurring expenses is due to decreases in direct expenses such as salaries and benefits, bad debt and other inn expenses as well as a decrease in general and administrative expenses which included the impact of expenses related to employment and severance agreements entered into during in the second quarter of 2000. The decreases in direct expense and general and administrative expenses were partially offset by rising energy and insurance costs, increases in marketing costs and increase in information services costs related to the transition of certain information services to a third-party provider during fiscal year 2001. Direct lodging labor decreased in the three months ended June 30, 2001 due to implementation of certain cost control measures including new policies, procedures and efficiencies. TeleMatrix costs of sales increased $659,000 to $2,844,000 for the three months ended June 30, 2001 due to increases in sales activity in business and residential product lines.

     Operating experienced an increase in rent to La Quinta Properties, Inc. during the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The $1,123,000 increase from $76,641,000 for the three months ended June 30, 2000 to $77,764,000 for the three months ended June 30, 2001 was primarily due to a $1,705,000 increase during the second quarter of 2001 in the annual base rate Realty charges Operating to adjust for a change in the Consumer Price Index. This increase was partially offset by a decrease in contingent rent which is driven by revenue.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     Lodging revenues for the six months ended June 30, 2001 and 2000 were $306,383,000 and $304,499,000, respectively. During the six months ended June 30, 2001, approximately $288,378,000, or 94.1%, of lodging revenues were derived from room rentals. Lodging operating revenues generally are measured as a function of the ADR and occupancy. The ADR decreased to $62.47 during the six months ended June 30, 2001 from $63.72 during the six months ended June 30, 2000, a decrease of $1.25 or 2.0%. Occupancy increased 2.0 percentage points to 66.3% in the six months ended June 30, 2001 from 64.3% for the six months ended June 30, 2000. Revenue per available room ("RevPAR"), which is the product of occupancy percentage and ADR, increased 1.2% (or 1.0% for comparable hotels) to $41.44 in the six months ended June 30, 2001 from $40.95 in the six months ended June 30, 2000. The increase in RevPAR is due to the increase in occupancy attributable to promotional efforts and was partially offset by a decrease in ADR. TeleMatrix sales are included in lodging revenues and increased $2,257,000 to $9,574,000 for the six month period ending June 30, 2001.

     Total recurring expenses for the six months ended June 30, 2001 were $330,844,000 compared to $325,909,000 for the same period in 2000, an increase of $4,935,000. The increase in recurring expenses is primarily due to increases in hotel operating expenses and rent to Realty. Lodging operating expenses increased $2,781,000 during the six months ended June 30, 2001 over the lodging operating expenses in the same period in 2000. The increase was primarily due to an increase in utility and energy costs, marketing costs, billboard advertising and insurance expense. The increases were partially offset by decreases in salaries and benefits, bad debt expense, and other inn expenses. Direct lodging labor costs decreased due to implementation of new policies, procedures and efficiencies during the six months ended June 30, 2001. TeleMatrix costs of sales in Operating increased $1,719,000 to $5,382,000 for the six months ended June 30, 2001 due to increases in sales activity in business and residential product lines in the six months ended June 30, 2001.

     Operating experienced an increase in rent to La Quinta Properties, Inc. during the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The $3,811,000 increase from $145,521,000 for the six months ended June 30, 2000 to $149,332,000 for the six months ended June 30, 2001 was primarily due to a $3,625,000 increase in the annual base rate Realty charges Operating to adjust for a change in the Consumer Price Index. This increase was partially offset by a decrease in contingent rent which is driven by revenue.

THE LA QUINTA COMPANIES, REALTY, AND OPERATING - COMBINED LIQUIDITY AND CAPITAL RESOURCES

     The Companies earn revenue by (i) owning and operating 227 La Quinta Inns and 70 La Quinta Inns and Suites; (ii) leasing 89 healthcare facilities under long-term triple net leases in which the rental rate is generally fixed with annual escalators and (iii) providing mortgage financing for 20 healthcare facilities in which the interest is generally fixed with annual escalators subject to certain conditions. At June 30, 2001, approximately $150,000,000 of the Companies' debt obligations were floating rate obligations in which interest rate and related cash flows vary with the movements in the London Interbank Offered Rate ("LIBOR"). The variable nature of a portion of the Companies' debt obligations creates interest rate risk. If interest rates were to rise significantly, the Companies' interest payments may increase, resulting in decreases in net income and funds from operations. As of June 30, 2001, the Companies have no interest rate swaps outstanding.

     Operating does not have independent access to financing and is a co-borrower on a portion of Realty's debt. As a result, the liquidity and capital resources discussion related to Realty is also relevant to Operating.

CASH FLOWS FROM OPERATING ACTIVITIES

     The principal source of cash used to fund future operating expenses and recurring capital expenditures for the Companies, Realty and Operating will be generated from cash flows provided by operating activities and in the case of Operating the deferral of rent and royalties payable to Realty. The Companies, Realty and Operating anticipate that cash flow provided by operating activities will provide the necessary funds on a short and long-term basis to meet operating cash requirements, i.e., exclusive of debt maturities. Future interest expense and distribution payments, if any, for the Companies and Realty will also be funded with cash flow provided by operating activities.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES

     The Companies, Realty and Operating provide funding for new investments and costs associated with restructuring through a combination of long-term and short-term financing including both debt and equity. The Companies and Realty also provide funding for new investments and costs associated with restructuring through the sale of healthcare related assets. As part of the Five Point Plan, the Companies and Realty may sell additional healthcare related assets to meet their debt commitments and to provide additional liquidity. The Companies and Realty obtain long-term financing through the issuance of shares, long-term secured or unsecured notes, convertible debentures and the assumption of mortgage notes. Operating obtains long-term financing through the issuance of shares. The Companies and Realty obtain short-term financing through the use of bank lines of credit, which may be replaced with long-term financing as appropriate. From time to time, the Companies and Realty utilize interest rate swaps to attempt to hedge interest rate volatility.

     Effective June 8, 2001, the Companies entered into a new credit agreement with a bank group which provided for a $350,000,000 credit facility ("the new Credit Facility"), consisting of a $200,000,000 revolving line of credit and a $150,000,000 term loan. Borrowings under the new Credit Facility bear interest at LIBOR plus 3.5% (approximately 7.34% at June 30, 2001). The new Credit Facility matures on May 31, 2003 and may be extended under certain conditions at the Companies option. Proceeds from the new facility were immediately used to payoff existing bank term debt maturing on July 17, 2001 of approximately $43,800,000

     On July 31, 2001, the revolving line of credit under the new Credit Facility was increased from $200,000,000 to $225,000,000.

     The new Credit Facility includes covenants with respect to maintaining certain financial benchmarks, limitations on certain types of investment, limitations on dividends of Realty and Operating Company and other restrictions.

     During the six months ended June 30, 2001 the Companies borrowed $95,000,000 on the Tranche A revolving line of credit under an amended credit agreement entered into in July 1998 (the "1998 credit facility"). This borrowing was fully repaid in April 2001 with proceeds from the sale of healthcare assets. Also, during the six months ended June 30, 2001, the Companies repaid $400,000,000 on the Tranche D term loan of its 1998 credit facility with proceeds from the sale of certain healthcare assets and proceeds drawn on the new Credit Facility, as more fully described above.

The following is a summary of the Companies' future debt maturities as of June 30, 2001:

     (IN MILLIONS)

                                             NOTES          CONVERTIBLE          BANK         BONDS AND
                 YEAR                       PAYABLE         DEBENTURES           NOTES        MORTGAGES        TOTAL
---------------------------------------  --------------    --------------    -------------- --------------- -------------
                 2001                        $       - (a)        $    -           $     -          $           $      -
                                                   123                                   5              12           140
                 2002                               36 (b)            54 (c)            10               2           102
                 2003                              205 (d)             -               135               2           342
                 2004                              250 (e)             -                 -               2           252
                 2005                              116                 -                 -               -           116
                 2006 and thereafter               287                 -                 -              14           301
                                         --------------    --------------    -------------- --------------- -------------
                 Total debt...........       $   1,017            $   54           $   150         $    32      $  1,253
                                         ==============    ==============    ============== =============== =============

     (a) On July 16, 2001, the Companies repaid $75,050,000 in notes payable at maturity with proceeds from the new Credit Facility.

     (b) In July 2001, the Companies repaid $11,000,000 of notes payable scheduled to mature in August 2002.

     (c) On July 30, 2001, the Companies redeemed $54,036,000 in convertible debentures which were scheduled to mature in January and July 2002 with proceeds from the new Credit Facility.

     (d) Assumes $175 million of Notes due in 2026 are put to the Companies.

     (e) Assumes $150 million of Notes due in 2011 are put to the Companies.

     At June 30, 2001, the Companies' gross real estate investments totaled approximately $3,271,333,000 consisting of 297 lodging facilities in service, 12 long-term care facilities, 86 assisted living facilities, 4 medical office buildings, one acute care hospital campus and 6 other healthcare facilities.

     The Companies had shareholders' equity of $2,291,217,000 and debt constituted 35.4% of the Companies' total capitalization as of June 30, 2001. At June 30, 2001, Realty had shareholders' equity of $2,357,960,000 and Operating had a shareholders' deficit of $28,911,000.

     The Companies and Realty have an effective shelf registration statement on file with the SEC under which the Companies may issue $1,625,000,000 of securities including common stock, preferred stock, debt, series common stock, convertible debt and warrants to purchase common stock, preferred stock, debt, series common stock and convertible debt.

     The Companies believe that their various sources of capital, including cash on hand, availability under Realty's new Credit Facility maturing May 31, 2003, operating cash flows from both Realty and Operating, and proceeds from the sale of certain healthcare assets as contemplated under the Five Point Plan are adequate to finance their operations as well as their existing commitments, including financial commitments related to certain healthcare facilities and repayment of debt maturing during the remainder of 2001.

     Although the Companies intend to continue to sell healthcare assets, the Companies' efforts, and the success of these efforts, will be impacted by many factors, some of which are outside of the Companies' control. The factors impacting the sale of the healthcare assets include the nature of the assets being sold (including the condition, financial or otherwise, of the operators of such assets), the overall condition of the healthcare real estate market at the time of any such sale, the nature of the consideration delivered by any purchaser of such assets and the presence of other similar healthcare properties for sale on the market at the time of any such sale (including the effect that the presence of such other properties could have on the prices that can be obtained in such sales and the availability of financing for prospective purchasers of such assets). The section entitled "Certain Factors You Should Consider" commencing on page 63 of the Joint Annual Report on Form 10-K for the year ending December 31, 2000 contains additional factors that could impact the Companies' efforts, and the success of those efforts, in selling healthcare assets.

     The above-described factors (including those set forth in "Certain Factors You Should Consider") specifically will impact the amount of the consideration to be received in connection with the sale of any such assets, which will impact the amount of debt obligations that may be repaid in connection with such sales, as well as the gain or loss that will be recognized by Realty in connection with such sale. Further, to the extent Realty enters into agreements to sell assets at sales prices less than the carrying value of such assets on Realty's balance sheet (after giving effect to prior adjustments to such carrying value), Realty will recognize losses related to such sales, some of which may be substantial as a result of the above-described transactions, at the time that such agreements are entered into, rather than at the time such sales are actually consummated. Accordingly, the Companies cannot guarantee that their efforts to sell healthcare assets and pay down additional debt will be successful.

INFORMATION REGARDING OPERATORS OF HEALTHCARE ASSETS

     As of June 30, 2001, the healthcare portfolio comprised approximately 19% of the net book value of the Companies' total real estate investments before impairments. Alterra Healthcare Corporation, Balanced Care Corporation, and Tenet Healthcare/Iasis currently operate approximately 10% of the total real estate investments, or 54% of the healthcare portfolio before impairments. A schedule of significant healthcare operators follows:

PORTFOLIO BY OPERATOR                                             # of
(IN THOUSANDS, EXCEPT NUMBER OF        Gross      Net Book     Operating     % of                      # of                 # of
PROPERTIES AND PERCENTAGES)          Investment   Value(2)     Properties Portfolio    Mortgages   Properties  Leases     Leases
                                    ------------- ---------  ------------- ---------   -----------  ----------- --------   -------
LODGING:
Hotel (1) ........................    $2,702,812  $2,423,168        297

HEALTHCARE PORTFOLIO:
Alterra ..........................       151,425     138,101         49         26%     $    --            --   $ 138,101     49
Balanced Care Corporation ........        93,495      91,851         19         17%        36,572           7      55,279     12
Other Non-Public Operators .......        70,387      70,387          8         13%        70,387           8        --       --
Tenet Healthcare/Iasis ...........        65,650      55,390          1         11%          --            --      55,390      1
Other Public Operators ...........        55,687      47,867          6          9%          --            --      47,867      6
CareMatrix Corporation ...........        35,440      35,440          3          7%        35,440           3        --       --
Assisted Living Concepts .........        31,487      28,400         16          5%          --            --      28,400     16
ARV Assisted Living, Inc. ........        28,982      26,461          4          5%          --            --      26,461      4
Life Care Centers of America, Inc.        26,212      26,212          2          5%        26,212           2        --       --
Paramount Real Estate Services ...         9,756       8,902          1          2%          --            --       8,902      1
                                    ------------- ---------  ------------- ---------   -----------  ----------- --------   -------
                                         568,521     529,011        109        100%       168,611          20     360,400     89
Impairment........................                  (122,735)                             (36,592)                (86,143)
                                    ------------- ---------  -------------             -----------              --------
                                         568,521     406,276        109                 $ 132,019               $ 274,257
                                    ------------- ---------  -------------             ===========              =========
Total Real Estate Portfolio ......    $3,271,333  $2,829,444        406
                                    ============= ========== =============



     (1) The lodging portfolio net book value is net of the impairment balance of $14,019,000.

     (2) Net book value shown above includes non-operating properties, including undeveloped land and two flood-damaged hotels undergoing renovation.

     At June 30, 2001, companies in the assisted living sector of the healthcare industry approximate 11% of the net book value of the Companies' total real estate investments (and approximately 56% of the healthcare portfolio before impairments), while companies in the long term care sector approximate 3% of the net book value of Realty's total real estate investments (and approximately 18% of the healthcare portfolio before impairments).

     Realty monitors credit risk for its healthcare portfolio by evaluating a combination of publicly available financial information, information provided by the operators themselves and information otherwise available to Realty. The financial condition and ability of these healthcare operators to meet their rental and other obligations will, among other things, have an impact on Realty's revenues, net income or loss, funds available from operations, its ability to make distributions to its shareholders and meet debt obligations. The operations of the long-term care companies have been negatively impacted by changes in Medicare reimbursement rates, increases in labor costs, increases in their leverage and certain other factors. In addition, any failure by these operators to effectively conduct their operations could have a material adverse effect on their business reputation or on their ability to enlist and maintain patients in their facilities.

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

OPERATORS IN BANKRUPTCY

     As of June 30, 2001, the Companies had exposure to two operators, Sun Healthcare Group, Inc. ("Sun") and CareMatrix Corporation ("CareMatrix"), who have filed for bankruptcy protection under Chapter 11. The following table describes the number of facilities, net assets by lease/mortgage and the lease/mortgage income for each of the operators which are in Chapter 11 proceedings:

(IN THOUSANDS, EXCEPT                                                                                     Six months ended
FOR NUMBER OF FACILITIES)                              Leases                    Mortgages                   June 30, 2001
                                             ------------------------    ------------------------        -----------------------
                                  Total                                                                  Rental        Interest
    Operator      Date filed    Facilities    Facilities   Net Assets    Facilities    Net Assets        Income         Income
----------------- ----------    ----------    ----------   ----------    ----------    ----------        ------        --------
CareMatrix         11/9/2000        3              -        $     -           3          $35,440            N/A         $1,718(1)
Sun               10/14/1999        1              1         10,762           -                -          $ 710           N/A
                                ----------    ----------   ----------    ----------    ----------        ------        --------
Totals                              4              1        $10,762           3          $35,440          $ 710         $1,718
                                ==========    ==========   ==========    ==========    ==========        ======        ========

     (1) Mortgages related to CareMatrix have been placed on non-accrual status and interest income is recorded only as payments are received.

     The Companies continue to monitor its operators that have filed for Chapter
11. The Companies have not come to any definitive agreement with any of these operators to date.

     Management has initiated various actions to protect the Companies' interests under its leases and mortgages including the draw down and renegotiations of certain escrow accounts and agreements. While the earnings capacity of certain facilities has been reduced and the reductions may extend to future periods, management believes that it has recorded appropriate accounting impairment losses based on its assessment of current circumstances. However, upon changes in circumstances, including but not limited to, possible foreclosure or lease termination, there can be no assurance that the Companies' investments in healthcare facilities would not be written down below the current carrying value based upon estimates of fair value at such time.

COMBINED FUNDS FROM OPERATIONS

     Combined Funds from Operations ("FFO") of the Companies was $87,169,000 and $94,429,000 for the six months ended June 30, 2001 and 2000, respectively. Effective January 1, 2000 the National Association of Real Estate Investment Trusts ("NAREIT") adopted a new definition of FFO.

     Management considers FFO to be a key external measurement of REIT performance. FFO represents net income or loss available to common shareholders (computed in accordance with generally accepted accounting principles), excluding real estate related depreciation, amortization of goodwill, gains and losses from the sale of assets and impairment on owned properties, mortgages and real estate related equity securities, and extraordinary items.

     FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles, as an indicator of operating performance or to cash flows from operating, investing, or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

     The following reconciliation of net loss and income available to common shareholders to FFO illustrates the difference between the two measures of operating performance for the six months ended June 30, 2001 and 2000. Certain reconciling items include amounts reclassified from discontinued operations and, accordingly, do not agree to revenue and expense captions in the Companies' financial statements.

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                           -------------------------
            (IN THOUSANDS)                                                  2001               2000
                                                                            ----               ----
            Net loss available to common shareholders ................   $(32,789)           $(80,793)
               Depreciation of real estate and intangible amortization     62,377              73,255
               Other capital gains and losses ........................     (2,291)              4,363
               Other expenses (a) ....................................     60,335              99,007
               Income tax expense ....................................        393                  --
               Extraordinary item ....................................         --              (1,403)
               Cumulative effect of change in accounting principle ...       (856)                 --
                                                                         --------            --------
            Funds from Operations ....................................   $ 87,169            $ 94,429
                                                                         ========            ========

     (a) Other expenses include provisions for assets and mortgages of $60,608,000 (of which $10,530,000 relates to working capital and other notes receivables) offset by recoveries on prior year impairments of $273,000 for the six months ended June 30, 2001.

            Weighted average paired common shares outstanding:
               Basic.............................................         142,992             141,330
               Diluted...........................................         142,992             141,330

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

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 and will require
1) intangible assets (as defined in SFAS No. 141) to be reclassified into goodwill, 2) the ceasing of amortization of goodwill, and 3) the testing of goodwill for impairment at transition and on an annual basis (more frequently if the occurrence of an event or circumstance indicates an impairment). The Companies will adopt SFAS No. 142 on January 1, 2002. The Companies have not yet determined what the impact of SFAS No. 142 will be on the Companies' results of operations and financial position.

     In January 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") reached a consensus ("the Consensus") on a portion of the EITF Issue No. 00-22 "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." The Consensus addresses the recognition of a cash rebate or refund obligation as a reduction of revenue based on a systematic and rational allocation of cost. In January 2001, Operating implemented a customer retention program which provides a cash rebate. In accordance with the consensus, Operating classified such cash rebates or refunds as a reduction of revenues. In addition, the EITF will address incentive or loyalty programs such as the "La Quinta Returns Club." Operating has historically reported the cost that it would refund the hotel for the free night as offsetting components of marketing expense and lodging revenues and reflected a zero economic impact of the "free night stay." In 2001, Operating has presented this revenue as a reduction of costs. The 2000 comparable marketing expense and lodging revenue components have been reclassified to conform with the fiscal year 2001 financial statement presentation. The Companies will re-evaluate the impact of the final consensus of the EITF on the Companies' accrual of the "minimal" value of a night's stay award and will make any necessary adjustments and revision to accounting policy upon implementation of EITF issue No. 00-22.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaced SFAS No. 125 of the same name. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001. The Statement is also effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures for prior comparative financial statements are not required. The Companies are currently not affected by the Statement's requirements.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On June 27, 2001, a complaint was filed in the United States District Court for the District of Massachusetts, entitled Steadfast Insurance Co. v. Meditrust Corp., et al., Civ Action No. 01-CV-1115-MEL. The complaint, which has not yet been served on Meditrust Corp. or on any other of the named defendants, and which was filed by the plaintiff under seal, names Meditrust Corp. and certain of its present and former directors and officers as defendants. The plaintiff, which claims to be the subrogee or assignee of the claims of various entities, alleges purported causes of action including breach of contract, negligence, violation of 15 USC Section 771, violation of Mass. Gen. L. c. 110, Section 410, negligent misrepresentation, and violation of Mass. Gen. L. c. 93A Section 11, arising out of an alleged misrepresentation in the offering memorandum for Meditrust Corp.'s 7.114% Exercisable Put Option Securities and seeks approximately $15 million plus other potential damages. The Companies believe that it has meritorious defenses to the lawsuit, as well as claims against non-parties to the lawsuit that may satisfy all or part of any potential liability that may be found against Meditrust Corp. The Companies are currently determining its response to this lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders of La Quinta Properties, Inc. and La Quinta Corporation held on June 28, 2001, the vote recorded for each of the following matters submitted to the shareholders of the Companies was as follows:

     1. Election of Directors of La Quinta Properties, Inc.: William G. Byrnes and Francis W. Cash were nominated and duly elected to hold office as Directors of La Quinta Properties, Inc., each to serve a term of three years and until their successors are duly elected and qualified, by the number of votes set forth opposite each person's name as follows:

        William Byrnes             118,178,332
        Francis W. Cash            118,183,036

        The following persons continued as Directors of La Quinta Properties, Inc. following the meeting:

        William C. Baker
        Clive D. Bode
        William G. Byrnes
        Francis W. Cash
        James P. Conn
        John C. Cushman, III
        Stephen E. Merrill

     2. To approve the appointment of independent auditors:

        The public accounting firm of PricewaterhouseCoopers, LLP was approved as independent auditors for La Quinta Properties, Inc. by the number of votes set forth below:

        For                        118,234,658
        Against                        116,106
        Abstaining                     217,896

     3. Election of Directors of La Quinta Corporation: William G. Byrnes and Francis W. Cash were nominated and duly elected to hold office as Directors of La Quinta Corporation, each to serve a term of three years and until their successors are duly elected and qualified, by the number of votes set forth opposite each person's name as follows:

        William Byrnes             118,176,660
        Francis W. Cash            118,185,994

        The persons listed below continued as Directors of La Quinta Corporation following the meeting:

        William C. Baker
        Clive D. Bode
        William G. Byrnes
        Francis W. Cash
        James P. Conn
        John C. Cushman, III
        Stephen E. Merrill

     4. To approve the appointment of independent auditors:

        The public accounting firm of PricewaterhouseCoopers, LLP was approved as independent auditors for La Quinta Corporation by the number of votes set forth below:

        For                           118,246,891
        Against                           107,924
        Abstaining                        213,845

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    4.1 Specimen certificate for paired            Included in this filing
        shares of common stock, $0.10 par
        value, of La Quinta Properties, Inc.
        and La Quinta Corporation

    4.2 Amended and Restated Sixth                 Incorporated by reference
        Supplemental Indenture, dated              to Exhibit 99.2 to Joint
        as of June 12, 2001, by and                Current Report of Form 8-K
        between Meditrust Corporation,             of Meditrust Corporation
        as successor by merger to                  and Meditrust Operating
        Meditrust, a Massachusetts                 Company, event dated
        business trust, and State                  June 12, 2001
        Street Bank and Trust
        Company, as successor trustee
        to Fleet National Bank

   10.1 Purchase and Sale Agreement,               Incorporated by reference
        dated as of December 20, 2000,             to Exhibit 2.1 to Joint
        by and among THCI MT, LLC and              Current Report of Form 8-K
        Meditrust Healthcare Corporation,          of Meditrust Corporation
        Meditrust Mortgage Investments,            and Meditrust Operating
        Inc. and Meditrust of Massachusetts,       Company, event dated
        Meditrust of Bedford, Inc. and             April 2, 2001
        New Meditrust Company LLC


   10.2 First Amendment to Purchase                Incorporated by reference to
        Agreement, dated as of                     Exhibit 2.2 to Joint Current
        March 8, 2001, by and among THCI           Report of Form 8-K of
        MT, LLC and Meditrust Corporation,         Meditrust Corporation and
        Meditrust Healthcare Corporation,          Meditrust Operating Company,
        Meditrust Mortgage Investments, Inc.,      event dated April 2, 2001
        San Joaquin Health Care Associates
        Limited Partnership, Meditrust of
        California, Inc. and Meditrust of
        Massachusetts, Meditrust of Bedford,
        Inc. and New Meditrust Company LLC

   10.3 Second Amendment to Purchase Agreement,    Incorporated by reference
        dated as of March 29, 2001, by and         to Exhibit 2.3 to Joint
        among THCI MT, LLC and Meditrust           Current Report of Form
        Corporation, Meditrust Healthcare          Corporation, Meditrust
        Investments, Inc., San Joaquin             Mortgage 8-K of Meditrust
        Health Care Associates Limited             Corporation and Meditrust
        Partnership, Meditrust of California,      Operating Company, event
        Inc. and Meditrust of Massachusetts,       dated April 2, 2001
        LLC, Meditrust of Bedford, Inc., New
        Meditrust Company LLC and Care
        Realty L.L.C.

   10.4 Credit Agreement dated                     Included in this filing
        as of June 6, 2001 by and
        among Meditrust Corporation,
        Meditrust Operating Company,
        Canadian Imperial Bank of
        Commerce and the other banks
        set forth therein.

   10.5 Pledge and Security Agreement              Included in this filing
        dated as of June 6, 2001 by and
        among Meditrust Corporation,
        Meditrust Operating Company, the
        Subsidiary Grantors listed therein
        and Canadian Imperial Bank of
        Commerce, as collateral agent.

(b) Reports on Form 8-K

     The Companies filed a Joint Current Report on Form 8-K for event dated April 2, 2001, and a Form 8-K/A was filed on June 18, 2001 to amend such Form 8-K.

     The Companies elected to file a Joint Current Report on Form 8-K, pursuant to Item 9 thereof, for event dated June 12, 2001.

              LA QUINTA PROPERTIES, INC. AND LA QUINTA CORPORATION
                                AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 9, 2001                 LA QUINTA PROPERTIES, INC.
-------------------------      --------------------------
(Date)
                               /S/ DAVID L. REA

                               David L. Rea
                               Chief Financial Officer and Treasurer
                               (duly authorized officer and principal
                                financial officer)

August 9, 2001                 LA QUINTA CORPORATION
-------------------------      --------------------------
(Date)
                               /S/ DAVID L. REA

                               David L. Rea
                               Chief Financial Officer and Treasurer
                               (duly authorized officer and principal
                                financial officer)