Form 10-Q
period 2001-09-30
LA QUINTA PROPERTIES INC
filed 2001-11-14
CIK 314661

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

           Commission file number 0-9109                          Commission file number 0-9110

             LA QUINTA PROPERTIES, INC.                                 LA QUINTA CORPORATION
(Exact name of registrant as specified in its charter)   (Exact name of registrant as specified in it charter)

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

              909 HIDDEN RIDGE, SUITE 600                              909 HIDDEN RIDGE, SUITE 600
                    IRVING, TX 75038                                        IRVING, TX 75038
 (Address of principal executive offices, including        (Address of principal executive offices, including
                      zip code)                                                 zip code)

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

The number of shares outstanding of each of the issuers' classes of common stock, as of the close of business on September 30, 2001, were:

La Quinta Properties, Inc.:         144,361,878
La Quinta Corporation:              143,056,501

                             THE LA QUINTA COMPANIES
                                    FORM 10-Q
                                      INDEX


                                                                                                                  PAGE
Part I.        Financial Information

               Item 1. Financial Statements

               The La Quinta Companies

                  Combined Consolidated Balance Sheets as of September 30, 2001 (unaudited)
                  and December 31, 2000............................................................................ 3

                  Combined Consolidated Statements of Operations for the three and nine month periods ended September 30, 2001 (unaudited) and 2000 (unaudited)........................................ 4

                  Combined Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2001 (unaudited) and 2000 (unaudited).......................... 5

                La Quinta Properties, Inc.

                  Consolidated Balance Sheets as of September 30, 2001 (unaudited)
                  and December 31, 2000............................................................................ 6

                  Consolidated Statements of Operations for the three and nine month periods ended
                  September 30, 2001 (unaudited) and 2000 (unaudited).............................................. 7

                  Consolidated Statements of Cash Flows for the nine month periods ended
                  September 30, 2001 (unaudited) and 2000 (unaudited).............................................. 8

                La Quinta Corporation

                  Consolidated Balance Sheets as of September 30, 2001 (unaudited)
                  and December 31, 2000............................................................................ 9

                  Consolidated Statements of Operations for the three and nine month periods ended September 30, 2001 (unaudited) and 2000 (unaudited)........................................ 10

                  Consolidated Statements of Cash Flows for the nine month periods ended
                  September 30, 2001 (unaudited) and 2000 (unaudited).............................................. 11

                Notes to Combined Consolidated Financial Statements (unaudited).................................... 12

                Item 2. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations............................................................................ 28

                Item 3. Quantitative and Qualitative Disclosures About Market Risk................................. 47

Part II.        Other Information

                Item 6. Exhibits and Reports on Form 8-K........................................................... 47

                Signatures......................................................................................... 48

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             THE LA QUINTA COMPANIES
                      COMBINED CONSOLIDATED BALANCE SHEETS


                                                                                             SEPTEMBER 30,          DECEMBER 31,
      (IN THOUSANDS, EXCEPT PER SHARE DATA)                                                     2001                    2000
                                                                                             -------------          ------------
                                                                                              (unaudited)
      ASSETS:
      Real estate investments, net ...................................................        $ 2,707,398           $ 3,352,676
      Cash and cash equivalents.......................................................            144,575                38,993
      Fees, interest and other receivables............................................             65,250                73,476
      Goodwill, net...................................................................            441,281               457,789
      Other assets, net...............................................................            171,951               176,103
                                                                                              -----------           -----------
               Total assets...........................................................        $ 3,530,455           $ 4,099,037
                                                                                              ===========           ===========

      LIABILITIES:
      Indebtedness:
          Notes payable...............................................................        $   928,297           $ 1,017,244
          Convertible debentures......................................................                 --               137,028
          Bank notes payable..........................................................            147,510               400,000
          Bonds and mortgages payable.................................................             20,531                42,077
                                                                                              -----------           -----------
            Total indebtedness........................................................          1,096,338             1,596,349
                                                                                              -----------           -----------

      Accounts payable, accrued expenses and other liabilities........................            153,349               179,877
                                                                                              -----------           -----------
            Total liabilities.........................................................          1,249,687             1,776,226
                                                                                              -----------           -----------

      COMMITMENTS AND CONTINGENCIES
      SHAREHOLDERS' EQUITY:
          La Quinta Properties, Inc. Preferred Stock, $0.10 par value; 6,000 shares authorized; 701 shares issued and outstanding at September 30, 2001
                and December 31, 2000.................................................                 70                    70
            Paired Common Stock, $0.20 combined par value; 500,000 shares authorized; 143,057 and 142,905 paired shares issued and outstanding
                at September 30, 2001 and December 31, 2000, respectively.............             28,611                28,580
          Additional paid-in-capital..................................................          3,659,452             3,659,339
          Unearned compensation.......................................................             (3,246)               (4,911)
          Accumulated other comprehensive income......................................             (1,050)                 (985)
          Distributions in excess of net income.......................................         (1,403,069)           (1,359,282)
                                                                                              -----------           -----------
             Total shareholders' equity...............................................          2,280,768             2,322,811
                                                                                              -----------           -----------
                 Total liabilities and shareholders' equity...........................        $ 3,530,455           $ 4,099,037
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

                             THE LA QUINTA COMPANIES
                 COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                                               ----------------------        ----------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                            2001          2000            2001          2000
                                                                               ----------------------        ----------------------
REVENUE:
      Lodging..............................................................    $146,097     $ 158,877        $457,787     $ 468,834
      Rental ..............................................................       8,476        27,299          44,866        87,697
      Interest.............................................................       6,391        22,752          23,327        83,622
                                                                               ----------------------        ----------------------
                                                                                160,964       208,928         525,980       640,153
                                                                               ----------------------        ----------------------
EXPENSES:
      Direct lodging operations............................................      68,164        74,549         201,116       206,989
      Other lodging expenses...............................................      15,800        15,455          49,076        45,504
      Interest.............................................................      22,170        45,786          81,796       152,443
      Depreciation and amortization........................................      29,122        42,500          88,366       113,329
      Amortization of goodwill ............................................       5,296         5,689          16,508        17,076
      General and administrative...........................................      10,951        15,260          36,075        42,634
      (Gain) loss on sale of assets and mortgage repayments................      (7,657)      126,362          (9,948)      130,725
      Impairment of real estate assets, mortgages and notes receivable.....      21,268        91,306          81,876       152,432
      Provision for loss on equity securities..............................          --            --              --        39,076
      Other ...............................................................         802         9,825          10,319        30,945
                                                                               ----------------------        ----------------------
                                                                                165,916       426,732         555,184       931,153
                                                                               ----------------------        ----------------------

LOSS BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND
     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE...................      (4,952)     (217,804)        (29,204)     (291,000)

       Income tax expense..................................................       1,632            --           2,025            --
                                                                               ----------------------        ----------------------
LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF
        CHANGE IN ACCOUNTING PRINCIPLE.....................................      (6,584)     (217,804)        (31,229)     (291,000)
EXTRAORDINARY ITEM:
      Gain on early extinguishments of debt................................          86            --              86         1,403
      Cumulative effect of change in accounting principle..................          --            --             856            --
                                                                               ----------------------        ----------------------
NET LOSS...................................................................      (6,498)     (217,804)        (30,287)     (289,597)
     Preferred stock dividends.............................................      (4,500)       (4,500)        (13,500)      (13,500)
                                                                               ----------------------        ----------------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS..................................    $(10,998)    $(222,304)       $(43,787)    $(303,097)
                                                                               ======================        ======================

BASIC LOSS PER PAIRED COMMON SHARE:
      Loss available to Common Shareholders
        before extraordinary item and cumulative effect of change in
        accounting principle...............................................    $  (0.08)    $   (1.56)       $  (0.31)    $   (2.15)
      Gain on early extinguishments of debt................................          --            --              --          0.01
      Cumulative effect of change in accounting principle..................          --            --            0.01            --
                                                                               ----------------------        ----------------------
      Net loss.............................................................    $  (0.08)    $   (1.56)       $  (0.30)    $   (2.14)
                                                                               ======================        ======================
DILUTED LOSS PER PAIRED COMMON SHARE:
      Loss available to Common Shareholders
          before extraordinary item and cumulative effect of change in
          accounting principle.............................................    $  (0.08)    $   (1.56)       $  (0.31)    $   (2.15)
      Gain on early extinguishments of debt................................          --            --              --          0.01
      Cumulative effect of change in accounting principle..................          --            --            0.01            --
                                                                               ----------------------        ----------------------
      Net loss.............................................................    $  (0.08)    $   (1.56)       $  (0.30)    $   (2.14)
                                                                               ======================        ======================

  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 2000, are an integral part of these financial statements.

                             THE LA QUINTA COMPANIES
                 COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                    FOR THE NINE MONTHS ENDED
                                                                                                           SEPTEMBER 30,
                                                                                                  -----------------------------
     (IN THOUSANDS)                                                                                 2001                2000
                                                                                                  ---------           ---------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss................................................................................     $ (30,287)          $(289,597)
     Adjustments to reconcile net loss to net cash provided by operating activities:
          Depreciation of real estate........................................................        76,687              98,124
          Goodwill amortization..............................................................        16,508              17,076
          (Gain) loss on sale of assets......................................................        (9,948)            130,725
          Shares issued for compensation.....................................................           306                 269
          Gain on early extinguishments of debt..............................................           (86)             (2,183)
          Other depreciation, amortization and other items, net .............................        17,377              22,576
          Other non-cash items...............................................................        93,944             209,782
                                                                                                  ---------           ---------
     Cash Flows from Operating Activities Available for Distribution.........................       164,501             186,772
          Net change in other assets and liabilities.........................................       (49,517)            (29,599)
                                                                                                  ---------           ---------
               Net cash provided by operating activities.....................................       114,984             157,173
                                                                                                  ---------           ---------

     CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings on bank notes payable..........................................       245,000             252,000
     Repayment of bank notes payable.........................................................      (497,490)           (967,359)
     Repayment of notes payable..............................................................       (88,740)           (130,408)
     Repayment of convertible debentures.....................................................      (137,028)            (48,115)
     Debt issuance costs.....................................................................        (9,447)                 --
     Principal payments on bonds and mortgages payable.......................................       (18,432)            (59,120)
     Dividends/distributions to shareholders.................................................       (13,500)            (13,500)
                                                                                                  ---------           ---------
               Net cash used in financing activities.........................................      (519,637)           (966,502)
                                                                                                  ---------           ---------

     CASH FLOWS FROM INVESTING ACTIVITIES:
     Real estate capital expenditures and development funding ...............................       (55,848)            (28,463)
     Investment in real estate mortgages and development funding ............................            --                (161)
     Prepayment proceeds and principal payments received on real estate mortgages............        30,540             668,085
     Proceeds from sale of assets............................................................       527,806             229,386
     Proceeds from sale of securities........................................................         7,737                  --
     Payment of costs related to prior year asset sales......................................            --             (25,879)
     Working capital and notes receivable advances, net of repayments and collections........            --             (10,137)
                                                                                                  ---------           ---------
              Net cash provided by investing activities......................................       510,235             832,831
                                                                                                  ---------           ---------
              Net increase in cash and cash equivalents......................................       105,582              23,502
     Cash and cash equivalents at:
     Beginning of period.....................................................................        38,993               7,220
                                                                                                  ---------           ---------
     End of period...........................................................................     $ 144,575           $  30,722
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

                           LA QUINTA PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30,             DECEMBER 31,
     (IN THOUSANDS, EXCEPT PER SHARE DATA)                                          2001                      2000
                                                                                -------------             -------------
     ASSETS:                                                                     (unaudited)
     Real estate investments, net..............................................  $ 2,678,811               $ 3,333,168
     Cash and cash equivalents.................................................      144,266                    38,991
     Fees, interest and other receivables......................................       46,764                    56,829
     Goodwill, net.............................................................      413,209                   429,134
     Rent and royalties receivable from La Quinta Corporation..................      170,575                    63,516
     Due from La Quinta Corporation............................................           --                    27,679
     Other assets, net.........................................................      121,151                   123,165
                                                                                 -----------               -----------
                 Total assets..................................................  $ 3,574,776               $ 4,072,482
                                                                                 ===========               ===========
     LIABILITIES:
     Indebtedness:
         Notes payable.........................................................  $   928,297               $ 1,017,244
         Convertible debentures................................................           --                   137,028
         Bank notes payable....................................................      147,510                   400,000
         Bonds and mortgages payable...........................................       20,531                    42,077
                                                                                 -----------               -----------
              Total indebtedness...............................................    1,096,338                 1,596,349
                                                                                 -----------               -----------
     Due to La Quinta Corporation..............................................       23,508                        --
     Accounts payable, accrued expenses and other liabilities..................       88,310                   110,545
                                                                                 -----------               -----------
           Total liabilities...................................................    1,208,156                 1,706,894
                                                                                 -----------               -----------
     COMMITMENTS AND CONTINGENCIES
     SHAREHOLDERS' EQUITY:
         Preferred Stock, $0.10 par value; 6,000 shares authorized; 701 shares issued and outstanding at September 30, 2001 and
           December 31, 2000...................................................           70                        70
         Common Stock, $0.10 par value; 500,000 shares authorized; 144,362 and 144,210 shares issued and outstanding at September 30, 2001
           and December 31, 2000, respectively ................................       14,436                    14,421
         Additional paid-in-capital............................................    3,592,438                 3,592,306
         Unearned compensation.................................................       (1,572)                   (2,526)
         Accumulated other comprehensive income................................          (65)                         -
         Distributions in excess of net income.................................   (1,238,687)               (1,238,683)
                                                                                 -----------               -----------
           Total shareholders' equity..........................................    2,366,620                 2,365,588
                                                                                 -----------               -----------
             Total liabilities and shareholders' equity........................  $ 3,574,776               $ 4,072,482
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

                           LA QUINTA PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                                         ---------------------        ----------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                      2001         2000            2001          2000
                                                                         ---------------------        ----------------------
REVENUE:
      Lodging........................................................    $ 2,272     $   2,875        $  7,777     $   8,549
      Rental ........................................................      8,476        27,299          44,866        87,697
      Interest.......................................................      6,456        22,793          23,504        83,721
      Rent from La Quinta Corporation................................     71,815        74,291         221,147       219,812
      Interest from La Quinta Corporation............................         --           160              --           444
      Royalty from La Quinta Corporation.............................      5,387         5,574          16,381        15,717
                                                                         ---------------------        ----------------------
                                                                          94,406       132,992         313,675       415,940
                                                                         ---------------------        ----------------------
EXPENSES:
      Direct lodging operations......................................        496           883           1,900         2,375
      Other lodging expenses.........................................      7,605         7,979          23,940        23,280
      Interest.......................................................     22,192        45,684          81,813       152,243
      Depreciation and amortization..................................     26,696        37,528          80,335       101,910
      Amortization of goodwill ......................................      5,102         5,495          15,925        16,493
      General and administrative.....................................      3,512         5,675          12,936        16,054
      (Gain) loss on sale of assets and mortgage repayments..........     (7,657)      126,369          (9,948)      131,702
      Impairment of real estate assets, mortgages and
         notes receivable............................................     21,268        91,306          81,876       152,432
      Provision for loss on equity securities........................         --            --              --        39,076
      Other .........................................................        802         9,825          10,319        30,945
                                                                         ---------------------        ----------------------
                                                                          80,016       330,744         299,096       666,510
                                                                         ---------------------        ----------------------
INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND
   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE...............     14,390      (197,752)         14,579      (250,570)
      Income tax expense.............................................      1,632            --           2,025            --
                                                                         ---------------------        ----------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF
           CHANGE IN ACCOUNTING PRINCIPLE............................     12,758      (197,752)         12,554      (250,570)
EXTRAORDINARY ITEM:
      Gain on early extinguishments of debt..........................         86            --              86         1,403
      Cumulative effect of change in accounting principle............         --            --             856            --
                                                                         ---------------------        ----------------------
NET INCOME (LOSS)....................................................     12,844      (197,752)         13,496      (249,167)
      Preferred stock dividends......................................     (4,500)       (4,500)        (13,500)      (13,500)
                                                                         ---------------------        ----------------------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS...................    $ 8,344     $(202,252)       $     (4)    $(262,667)
                                                                         =====================        ======================
BASIC LOSS PER PAIRED COMMON SHARE:
      Income (loss) available to Common Shareholders
          before extraordinary item and cumulative
          effect of change in accounting principle...................    $  0.06     $   (1.41)       $  (0.01)    $   (1.85)
      Gain on early extinguishments of debt..........................         --             -              --          0.01
      Cumulative effect of change in accounting principle............         --             -            0.01            --
                                                                         ---------------------        ----------------------
      Net income (loss)..............................................    $  0.06     $   (1.41)       $     --     $   (1.84)
                                                                         =====================        ======================
DILUTED LOSS PER PAIRED COMMON SHARE:
       Income (loss) available to Common Shareholders
          before extraordinary item and cumulative
          effect of change in accounting principle...................    $  0.06     $   (1.41)       $  (0.01)    $   (1.85)
      Gain on early extinguishments of debt..........................         --            --              --          0.01
      Cumulative effect of change in accounting
          principle..................................................         --            --            0.01            --
                                                                         ---------------------        ----------------------
      Net income (loss)..............................................    $  0.06     $   (1.41)       $     --     $   (1.84)
                                                                         =====================        ======================

  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 2000, are an integral part of these financial statements.

                           LA QUINTA PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  FOR THE NINE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                               --------------------------------
    (IN THOUSANDS)                                                                                 2001                 2000
                                                                                               -----------           ----------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)...............................................................           $  13,496             $(249,167)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation of real estate.....................................................         76,037                97,613
         Goodwill amortization...........................................................         15,925                16,493
         (Gain) loss on sale of assets...................................................         (9,948)              131,702
         Gain on early extinguishments of debt...........................................            (86)               (2,183)
         Shares issued for compensation..................................................            306                   269
         Other depreciation, amortization and other items, net...........................          9,010                11,668
         Other non-cash items............................................................         93,944               209,782
                                                                                               ---------             ---------
    Cash Flows from Operating Activities Available for Distribution......................        198,684               216,177
         Net change in other assets and liabilities .....................................        (84,396)              (57,673)
                                                                                               ---------             ---------
              Net cash provided by operating activities..................................        114,288               158,504
                                                                                               ---------             ---------
    CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings on bank notes payable.......................................        245,000               252,000
    Repayment of bank notes payable......................................................       (497,490)             (967,359)
    Repayment of notes payable...........................................................        (88,740)             (130,408)
    Repayment of convertible debentures..................................................       (137,028)              (48,115)
    Debt issuance costs..................................................................         (9,447)                   --
    Principal payments on bonds and mortgages payable....................................        (18,432)              (59,120)
    Dividends/distributions to shareholders..............................................        (13,500)              (13,500)
                                                                                               ---------             ---------
        Net cash used in financing activities............................................       (519,637)             (966,502)
                                                                                               ---------             ---------
    CASH FLOWS FROM INVESTING ACTIVITIES:
    Real estate capital expenditures and development funding ............................        (55,459)              (28,381)
    Investment in real estate mortgages and development funding..........................             --                  (161)
    Prepayment proceeds and principal payments received on real estate mortgages.........         30,540               668,085
    Payment of costs related to prior year asset sales...................................             --               (25,879)
    Proceeds from sale of assets.........................................................        527,806               229,386
    Proceeds from sale of securities.....................................................          7,737                    --
    Working capital and notes receivable advances, net of repayments and
          collections....................................................................             --               (10,137)
                                                                                               ---------             ---------
        Net cash provided by investing activities........................................        510,624               832,913
                                                                                               ---------             ---------
        Net increase in cash and cash equivalents........................................        105,275                24,915
    Cash and cash equivalents at:
    Beginning of period..................................................................         38,991                 5,779
                                                                                               ---------             ---------
    End of period........................................................................      $ 144,266             $  30,694
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

                              LA QUINTA CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                      SEPTEMBER 30,             DECEMBER 31,
       (IN THOUSANDS, EXCEPT PER SHARE DATA)                                              2001                      2000
                                                                                      -------------             ------------
       ASSETS:
                                                                                       (unaudited)
       Cash and cash equivalents..................................................      $     309                $       2
       Fees, interest and other receivables.......................................         18,486                   16,647
       Due from La Quinta Properties, Inc.........................................         23,508                       --
       Other current assets, net..................................................          9,652                    9,613
                                                                                        ---------                ---------
            Total current assets..................................................         51,955                   26,262

       Investment in Common Stock of La Quinta Properties, Inc....................         37,581                   37,581
       Goodwill, net..............................................................         28,072                   28,655
       Property, plant and equipment, net of accumulated depreciation
           of $16,188 and $9,339, respectively....................................         69,020                   56,125
       Other non-current assets...................................................          5,791                    6,959
                                                                                        ---------                ---------
                      Total assets................................................      $ 192,419                $ 155,582
                                                                                        =========                =========
       LIABILITIES:
       Accounts payable...........................................................      $  27,343                $  28,876
       Accrued payroll and employee benefits......................................         24,157                   30,767
       Accrued expenses and other current liabilities.............................          7,067                    6,516
       Rent and royalty payable to La Quinta Properties, Inc......................        170,575                   63,516
       Due to La Quinta Properties, Inc...........................................             --                   27,679
                                                                                        ---------                ---------
             Total current liabilities............................................        229,142                  157,354

       Other non-current liabilities..............................................         11,297                    3,173
                                                                                        ---------                ---------
             Total liabilities....................................................        240,439                  160,527
                                                                                        ---------                ---------

       COMMITMENTS AND CONTINGENCIES
       SHAREHOLDERS' DEFICIT:
       Common Stock, $0.10 par value; 500,000 shares authorized; 143,057 and
            142,905 shares issued and outstanding at September 30, 2001 and
            December 31, 2000, respectively ......................................         14,306                   14,290
       Additional paid-in-capital.................................................        104,715                  104,734
       Unearned compensation......................................................         (1,674)                  (2,385)
       Accumulated other comprehensive income.....................................           (985)                    (985)
       Accumulated deficit........................................................       (164,382)                (120,599)
                                                                                        ---------                ---------
               Total shareholders' deficit........................................        (48,020)                  (4,945)
                                                                                        ---------                ---------
                   Total liabilities and shareholders' deficit....................      $ 192,419                $ 155,582
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

                              LA QUINTA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                       SEPTEMBER 30,
                                                             -------------------------           ------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                          2001            2000                2001            2000
                                                             -------------------------           ------------------------
REVENUE:
  Lodging ..............................................     $143,884         $156,100           $450,267        $460,599
  Interest .............................................            7               14                 27              76
                                                             --------         --------           --------        --------
                                                              143,891          156,114            450,294         460,675
                                                             --------         --------           --------        --------
EXPENSES:
   Direct lodging operations ...........................       67,668           73,667            199,216         204,614
   Other lodging expenses ..............................        8,244            7,551             25,339          22,466
   Depreciation and amortization .......................        2,426            4,972              8,031          11,419
   Amortization of goodwill ............................          194              194                583             583
   Interest and other ..................................           50              157                187             375
   Interest to La Quinta Properties, Inc ...............           --              160                 --             444
   General and administrative ..........................        7,449            9,607             23,193          26,652
   Royalty to La Quinta Properties, Inc ................        5,387            5,574             16,381          15,717
   Rent to La Quinta Properties, Inc. ..................       71,815           74,291            221,147         219,812
   Gain on sale of assets ..............................           --               (7)                --            (977)
                                                             --------         --------           --------        --------
                                                              163,233          176,166            494,077         501,105
                                                             --------         --------           --------        --------
NET LOSS ...............................................     $(19,342)        $(20,052)          $(43,783)       $(40,430)
                                                             ========         ========           ========        ========
LOSS PER COMMON SHARE:
  Basic ................................................     $  (0.14)        $  (0.14)          $  (0.31)       $  (0.29)
  Diluted ..............................................     $  (0.14)        $  (0.14)          $  (0.31)       $  (0.29)

   The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements contained within the Companies' Form 10-K for the year ended December 31, 2000, are an integral part of these financial statements.

                              LA QUINTA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       FOR THE NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                     -----------------------------
                                                                                        2001                2000
                                                                                     ----------           --------
(IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss........................................................................      $(43,783)           $(40,430)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
     Goodwill amortization......................................................           583                 583
     Gain on sale of assets.....................................................            --                (977)
     Other depreciation and amortization........................................         9,017              11,509
     Net change in other assets and liabilities.................................        34,879              27,984
                                                                                      --------            --------
          Net cash provided by (used in) operating activities...................           696              (1,331)
                                                                                      --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate and development funding..............................          (389)                (82)
                                                                                      --------            --------
     Net cash used in investing activities......................................          (389)                (82)
                                                                                      --------            --------
     Net increase (decrease) in cash and cash equivalents.......................           307              (1,413)
Cash and cash equivalents at:
Beginning of period.............................................................             2               1,441
                                                                                      --------            --------
End of period...................................................................      $    309            $     28
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

         In the opinion of La Quinta Properties, Inc. and subsidiaries ("Realty") and La Quinta Corporation and subsidiaries ("Operating", and collectively with Realty, the "Companies" or "The La Quinta Companies"), the accompanying unaudited combined consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001, the results of operations for the three and nine month periods ended September 30, 2001 and 2000, and cash flows for the nine month periods ended September 30, 2001 and 2000. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results which may be expected for any other interim period or for the entire year.

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

CHANGE IN ACCOUNTING PRINCIPLE

         The Companies used interest rate swap agreements, a derivative instrument, to manage exposure to interest rate risk. Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was adopted by the Companies beginning January 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value and that depending on the nature of the hedge, changes in the fair value of the derivative be offset against the change in fair value of the hedged assets or liabilities through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value is immediately recognized in earnings and any derivatives that are not hedges are adjusted to fair value through income. The Companies did not obtain hedge accounting for derivatives; therefore, the Companies' derivatives were carried at fair value on the balance sheet and changes in the fair value were recognized in current period earnings.

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

         As of September 30, 2001, the Companies have no outstanding derivatives.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement requires that long-lived assets to be disposed of other than by sale be considered held and used until they are disposed of. The Statement also requires that long-lived assets to be disposed of by sale be accounted for under the requirements of SFAS No. 121 which requires that such assets be measured at the lower of carrying amounts or fair value less cost to sell and to cease depreciation (amortization). SFAS No. 144 describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. As a result, discontinued operations are no longer measured on a net realizable basis, and future operating losses are no longer recognized before they occur. Additionally, goodwill is removed from the scope of SFAS No. 144 and, as a result, is no longer required to be allocated to long-lived assets to be tested for impairment. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Companies will adopt SFAS No. 144 on January 1, 2002 and have not yet determined what the impact of SFAS No. 144 will be on the Companies' results of operations and financial position.

         On August 15, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. An entity shall recognize the cumulative effect of adoption of SFAS No. 143 as a change in accounting principal. The Companies have not determined whether SFAS No. 143 will have an impact on the Companies' results of operations and financial position.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. SFAS No. 141 became effective for all business combinations initiated after June 30, 2001 and SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 and will require 1) intangible assets (as defined in SFAS No. 141) to be reclassified into goodwill,
2) the ceasing of amortization of goodwill, and 3) the testing of goodwill for impairment at transition and on an annual basis (more frequently if the occurrence of an event or circumstance indicates an impairment). The Companies will adopt SFAS No. 142 on January 1, 2002. The Companies are currently evaluating the impact of the goodwill assessment on the Companies' results of operations and financial position.

         In January 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") reached a consensus ("the Consensus") on a portion of the EITF Issue No. 00-22 "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." The Consensus addresses the recognition of a cash rebate or refund obligation as a reduction of revenue based on a systematic and rational allocation of cost. In January 2001, Operating implemented a customer retention program which provides a cash rebate. In accordance with the consensus, Operating classified such cash rebates or refunds as a reduction of revenues. In addition, the EITF will address incentive or loyalty programs such as the "La Quinta Returns Club." Operating has historically reported the cost that it would refund the hotel for the free night as offsetting components of marketing expense and lodging revenues and reflected a zero economic impact of the "free night stay." In 2001, Operating has netted these revenues and costs resulting in no financial statement impact of the transaction. The 2000 comparable marketing expense and lodging revenue components have been reclassified to conform with the fiscal year 2001 financial statement presentation. The Companies will re-evaluate the impact of the final Consensus of the EITF on the Companies' accrual of the "minimal" value of a night's stay award and will make any necessary adjustments and revision to accounting policy upon implementation of EITF issue No. 00-22.

RECLASSIFICATION

         Certain reclassifications have been made to the 2000 presentation to conform to the 2001 presentation.

                   LA QUINTA PROPERTIES, INC. AND SUBSIDIARIES
                   AND LA QUINTA CORPORATION AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2. SUPPLEMENTAL CASH FLOW INFORMATION

           Details of other non-cash items:

                                                                                                   FOR THE NINE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                                  ---------------------------
                                                                                                    2001               2000
                                                                                                  --------           --------
(IN THOUSANDS)
Impairment of assets held for sale..................................................              $ 38,745           $ 24,853
Impairment of assets held for use...................................................                20,534             56,147
Impairment of real estate mortgages and notes receivable............................                22,597             71,432
Provision for loss on equity securities.............................................                    --             39,076
Straight line rent..................................................................                    --               (966)
Provision for loss on interest and other receivables ...............................                 9,933              4,577
Reserve for restructuring expenses..................................................                 2,260             10,812
Accelerated amortization of unearned compensation...................................                    --              3,851
Other...............................................................................                  (125)                --
                                                                                                  --------           --------
Total other non-cash items..........................................................              $ 93,944           $209,782
                                                                                                  ========           ========

 Details of interest paid and non-cash investing and financing transactions:

THE LA QUINTA COMPANIES:

                                                                                                   FOR THE NINE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                                  ---------------------------
(IN THOUSANDS)                                                                                      2001               2000
                                                                                                  --------           --------
Interest paid during the period......................................................             $108,349           $176,757
Interest capitalized during the period...............................................                  942                676
Non-cash investing and financing transactions:
     Non-cash proceeds of asset sale (see Note 3)....................................               29,872             53,900
     Accumulated depreciation and impairment on assets sold..........................              252,033             95,885
     Increase in real estate mortgages net of participation reduction................                    7                150
     Allowance for loan losses on prepaid mortgages..................................                   --             46,149
     Change in market value of equity securities ....................................                  (65)           (49,062)

LA QUINTA PROPERTIES, INC.:

                                                                                                   FOR THE NINE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                                  ---------------------------
                                                                                                    2001              2000
                                                                                                  --------           --------
(IN THOUSANDS)
Interest paid during the period......................................................             $108,294           $176,426
Interest capitalized during the period...............................................                  870                516
Non-cash investing and financing transactions:
     Non-cash proceeds of asset sale (see Note 3)....................................               29,872             53,900
     Accumulated depreciation and impairment on assets sold..........................              252,033             95,885
     Increase in real estate mortgages net of participation reduction................                    7                150
     Allowance for loan losses on prepaid mortgages..................................                   --             46,149
     Change in market value of equity securities ....................................                  (65)           (49,062)

LA QUINTA CORPORATION:

                                                                                                   FOR THE NINE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                                 ----------------------------
(IN THOUSANDS)                                                                                      2001               2000
                                                                                                 ---------           --------
Interest paid during the period......................................................             $     55           $    331
Interest capitalized during the period...............................................                   72                160

                   LA QUINTA PROPERTIES, INC. AND SUBSIDIARIES
                   AND LA QUINTA CORPORATION AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3. REAL ESTATE INVESTMENTS

         The following is a summary of the Companies' real estate investments:

                                                                                     SEPTEMBER 30,     DECEMBER 31,
(IN THOUSANDS)                                                                           2001             2000
                                                                                     -------------     ------------
Land.............................................................................     $  377,490        $  393,083
Buildings and improvements, net of accumulated depreciation of $293,665                2,056,821
     and $240,356 and impairments of $41,432 and $26,751.........................                        2,231,267
Real estate mortgages and notes receivable, net of impairments                            83,130
     of $24,172 and $53,640......................................................                          222,571
Assets held for sale, net of accumulated depreciation of $26,394 and                     189,957
     $130,167 and impairments of $57,558 and $99,902.............................                          505,755
                                                                                      ----------        ----------
                                                                                      $2,707,398        $3,352,676
                                                                                      ==========        ==========

         During the nine months ended September 30, 2001, the Companies incurred $56,931,000 in capital improvements related to the lodging segment. Additionally, during the nine months ended September 30, 2001, lodging real estate had depreciation expense and write-offs of $72,743,000. Total impairments on the Companies' investment in lodging real estate recorded for the nine months ended September 30, 2001 were $29,230,000 for impairments on assets held for sale (includes a $3,197,000 impairment on assets classified as held for use at June 30, 2001 and reclassified as held for sale at September 30, 2001). As of September 30, 2001 and December 31, 2000, the total impairment balance on the investment in lodging facilities was $24,670,000 and $3,131,000, respectively. During the nine month period ended September 30, 2001, the Companies sold four hotels and other lodging related properties with net book values of $9,430,000 (net of impairments of $7,690,000). Net proceeds on these transactions totaled $9,946,000.

         The Companies received $132,432,000 in principal payments on mortgages receivable during the nine month period ended September 30, 2001 comprised of:

         o   $1,681,000 in monthly principal payments;

         o   $28,859,000 in partial principal prepayments; and

         o $101,892,000 in principal payments on mortgages with a net book value of $101,611,000 (net of impairment balances of $30,965,000 previously recorded by the Companies) received as a result of real estate asset transactions entered into by the Companies pursuant to the Five Point Plan.

         These transactions resulted in a net gain of $3,196,000.

         Also during the nine month period ended September 30, 2001, the Companies sold 81 healthcare facilities comprised of real estate and other assets with net book values of $411,765,000 (net of previously recorded impairments of $79,251,000). Net proceeds on these transactions totaled $416,856,000 and consisted of:

         o   $386,984,000 in cash;

         o   $2,990,000 of assumed debt; and

         o $29,872,000 of subordinated indebtedness due in 2006, net of a discount of $5,128,000 (on the difference between the 9.0% stated rate of interest and the 13.0% imputed interest rate).

         These transactions resulted in a net gain of $5,093,000.

         Total impairments of healthcare real estate assets, mortgages and notes receivable recorded during the nine months ended September 30, 2001 and 2000 were $52,646,000 and $152,432,000, respectively. As of September 30, 2001 and December 31, 2000, the total impairment balance was $98,492,000 and $177,162,000, respectively.

                   LA QUINTA PROPERTIES, INC. AND SUBSIDIARIES
                   AND LA QUINTA CORPORATION AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3. REAL ESTATE INVESTMENTS, CONTINUED

         The following is the rollforward of the net book value of investments in real estate during the first nine months of 2001:

             (IN THOUSANDS)
             Net book value of investments in real estate assets at December 31, 2000...........      $3,352,676
             Lodging
                      Capital improvements......................................................          56,931
                      Depreciation expense and write-offs.......................................         (72,743)
                      Impairment on assets held for sale........................................         (29,230)
                      Net book value of assets sold and other adjustments.......................         (15,214)

             Healthcare
                  Mortgages:
                      Principal payments........................................................          (1,681)
                      Net book value of partial principal prepayments...........................         (25,937)
                      Net book value of mortgages prepaid.......................................        (101,611)
                      Impairment on real estate mortgages and notes receivable..................         (22,597)
                      Increase in real estate mortgages net of participation reduction..........               7
                      Other adjustments.........................................................          12,378
                  Sale/lease-back assets:
                      Depreciation expense......................................................          (3,945)
                      Impairment on assets held for sale........................................          (9,515)
                      Impairment on assets held for use.........................................         (20,534)
                      Net book value of real estate assets sold.................................        (411,587)
                                                                                                      ----------
             Net book value of investments in real estate assets at September 30, 2001..........      $2,707,398
                                                                                                      ==========

         The change in impairment balances for real estate investments for the nine months ended September 30, 2001 are summarized as follows:

                                                                              Real Estate
                                                                             Mortgages and
                                                            Buildings            Notes            Assets Held
(IN THOUSANDS)                                           and Improvements      Receivable          for Sale            Total
                                                         ----------------    -------------        -----------          -----
Lodging impairments at December 31, 2000.............        $ 1,835            $     --           $  1,296          $   3,131
Healthcare impairments at December 31, 2000..........         24,916              53,640             98,606            177,162
                                                             -------            --------           --------          ---------
Total impairment balance at December 31, 2000........         26,751              53,640             99,902            180,293
Impairments recorded.................................         20,534              22,597             38,745             81,876
Transfer to held for sale............................         (4,727)                 --              4,727                 --
Assets sold..........................................         (1,126)            (39,687)           (85,816)          (126,629)
Other adjustments....................................             --             (12,378)                --            (12,378)
                                                             -------            --------           --------          ---------
Lodging impairments at September 30, 2001............             --                  --             24,670             24,670
Healthcare impairments at September 30, 2001.........         41,432              24,172             32,888             98,492
                                                             -------            --------           --------          ---------
                                                             $41,432            $ 24,172           $ 57,558          $ 123,162
                                                             =======            ========           ========          =========

IMPAIRMENT OF REAL ESTATE ASSETS

         At September 30, 2001 and December 31, 2000, the Companies classified certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. Based on estimated net sale proceeds, the Companies recorded an impairment on assets held for sale of $38,745,000 and $24,853,000 respectively, for the nine month periods ended September 30, 2001 and 2000. In addition, during the nine month period ended September 30, 2001 and 2000, the Companies recorded an impairment of $20,534,000 and $56,147,000 on real estate assets held for use where current facts, circumstances and analysis indicate that the assets might be impaired.

                   LA QUINTA PROPERTIES, INC. AND SUBSIDIARIES
                   AND LA QUINTA CORPORATION AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3. REAL ESTATE INVESTMENTS, CONTINUED

         As of September 30, 2001 and December 31, 2000, the Companies have an impairment balance of $57,558,000 and $99,902,000, respectively, related to assets held for sale and $41,432,000 and $26,751,000, respectively, pertaining to properties held for use.

IMPAIRMENT OF MORTGAGES AND NOTES RECEIVABLE

         During the nine months ended September 30, 2001, the Companies recorded an impairment related to the mortgage portfolio of $22,597,000 (of which $12,378,000 related to working capital and other notes receivables classified as fees, interest and other receivables). During the nine month period ended September 30, 2000, the Companies recorded an impairment related to the mortgage portfolio of $71,432,000. As of September 30, 2001 and December 31, 2000, the Companies have $24,172,000 and $53,640,000, respectively, in loan impairments primarily relating to mortgage loans in the portfolio.

         The Companies continue to evaluate the assets in its healthcare portfolio as well as to pursue an orderly disposition of a significant portion of the healthcare assets. There can be no assurance if or when sales will be completed or whether such sales will be completed on terms that will enable the Companies to realize the full carrying value of such assets.

         The following table details the real estate portfolio by type of facility as of September 30, 2001:

PORTFOLIO BY TYPE                                                 # of
(IN THOUSANDS, EXCEPT NUMBER OF        Gross       Net Book     Operating     % of                       # of                # of
PROPERTIES AND PERCENTAGES)          Investment   Value (2)    Properties   Portfolio   Mortgages     Properties   Leases   Leases
                                    -----------  -----------  -----------  ----------  ------------- -----------  --------  -------
LODGING PORTFOLIO:
Hotel (1)                            $ 2,700,071  $ 2,388,135     293

HEALTHCARE PORTFOLIO:
Assisted Living                          289,543      269,768      82          65%         $ 35,533       3         $ 234,235    79
Acute Care Hospital                       65,650       55,123       1          13%                -       -            55,123     1
Long Term Care                            48,854       47,258       4          11%           35,354       3            11,904     1
Medical Office Buildings and
      Other Healthcare                    46,501       45,606       4          11%           36,415       3             9,191     1
                                     -----------   ----------   -----         ----         --------      --         ---------    --
                                         450,548      417,755      91         100%          107,302       9           310,453    82
Impairment                                           (98,492)                              (24,172)                  (74,320)
                                     -----------   ----------   -----                      --------                 ---------
                                         450,548      319,263      91                      $ 83,130                 $ 236,133
                                     -----------   ----------   -----                      ========                 =========
Total Real Estate Portfolio          $ 3,150,619  $ 2,707,398     384
                                     ===========  ===========   =====

       (1) The lodging portfolio net book value is net of the impairment balance of $24,670,000.

       (2) Net book value shown above includes non-operating properties, including undeveloped land and two flood-damaged hotels undergoing renovation.

         Lodging assets comprise approximately 88.2% of the Companies' total real estate portfolio. Companies in the assisted living sector of the healthcare industry approximate 10.0% of the net book value of the Companies' total real estate investments (and approximately 64.6% of the healthcare portfolio before the impairment balance), while companies in the long term care sector approximate 1.7% of the net book value of the Companies' total real estate investments (and approximately 11.3% of the healthcare portfolio before the impairment balance).

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

OPERATORS IN BANKRUPTCY

         As of September 30, 2001, the Companies had exposure to two operators, CareMatrix Corporation ("CareMatrix") and Assisted Living Concepts ("ALC"), who have filed for bankruptcy protection under Chapter 11. The following table describes the number of facilities, net assets by lease/mortgage and the lease/mortgage income for the operators that are in Chapter 11 proceedings:

(IN THOUSANDS, EXCEPT
FOR NUMBER OF FACILITIES)                                     Leases                  Mortgages         September 30, 2001
                                                      ----------------------   ----------------------  ---------------------
                                             Total                                                     Rental      Interest
Operator                     Date filed   Facilities  Facilities  Net Assets   Facilities  Net Assets  Income       Income
-------------------------   ------------- ----------  ----------  ----------   ----------  ----------  -------    ----------
CareMatrix                    11/9/2000        3          --         $    --        3       $35,354        N/A    $2,574 (1)

Assisted Living Concepts (2)  10/1/2001       16          16          28,400       --            --     $2,500       N/A
                                          ----------  ---------- -----------   ----------  ---------    ------    ------
Totals                                        19          16         $28,400        3       $35,354     $2,500    $2,574
                                          ==========  ========== ===========   ==========  =========    ======    ======

       (1) Mortgages related to CareMatrix have been placed on non-accrual status and interest income is recorded only as payments are received.

       (2) On October 24, 2001, the Companies sold its investment in leases operated by ALC (see Note 13).

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

4. INDEBTEDNESS

         During the nine months ended September 30, 2001, the Companies had the following debt activity:

                                                                                              Bonds and
                                                            Convertible       Bank Notes      Mortgages
(IN THOUSANDS)                           Notes Payable      Debentures         Payable         Payable         Total
                                         --------------     -----------       ----------      ---------     -----------
DECEMBER 31, 2000...................       $1,017,244        $ 137,028         $ 400,000       $ 42,077     $1,596,349
Repayment of principal..............          (88,826)        (137,028)         (497,490)       (18,432)      (741,776)
Borrowings..........................               --               --           245,000             --        245,000
Debt assumed by third party.........               --               --                --         (2,990)        (2,990)
Other...............................             (121)              --                --           (124)          (245)
                                           ----------        ---------         ---------       --------     ----------
SEPTEMBER 30, 2001..................       $  928,297        $      --         $ 147,510       $ 20,531     $1,096,338
                                           ==========        =========         =========       ========     ==========

                   LA QUINTA PROPERTIES, INC. AND SUBSIDIARIES
                   AND LA QUINTA CORPORATION AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. INDEBTEDNESS, CONTINUED

NOTES PAYABLE

         On July 16, 2001, the Companies repaid $75,050,000 in notes payable at maturity with proceeds from the new credit facility as defined below.

         On July 3, 2001 and July 10, 2001, the Companies repaid a combined $11 million of notes payable scheduled to mature in August 2002 with proceeds from the new Credit Facility, as defined below. On September 24, 2001, the Companies repaid $2.8 million of notes payable scheduled to mature in September 2026. These repurchases resulted in a gain on early extinguishments of debt of $86,000.

CONVERTIBLE DEBENTURES

         The Companies' convertible debentures with a balance of $82,992,000 matured on March 1, 2001 and were repaid with borrowings under the Tranche A revolving line of credit.

         On July 30, 2001, the Companies redeemed $54,036,000 in convertible debentures that were scheduled to mature in January and July 2002 with proceeds from the new Credit Facility as defined below.

BANK NOTES PAYABLE

         During the nine months ended September 30, 2001, the Companies borrowed $95 million on the Tranche A revolving line of credit to repay the convertible debentures, which matured on March 1, 2001, and other debt. The balance of the borrowing on the line of credit was fully repaid in April 2001 with proceeds from the sale of healthcare assets. Also during the nine months ended September 30, 2001, the Companies repaid $400 million on the Tranche D term loan. The Tranche D term loan was repaid during the second quarter with proceeds from the sale of certain healthcare assets and borrowings under its new Credit Facility.

         Effective June 8, 2001, the Companies terminated the Tranche A revolver and Tranche D term loan of its 1998 Credit Facility and entered into a new credit agreement with a bank group which provided for a $150 million term loan and a $200 million revolving line of credit (the "new Credit Facility"). Effective July 31, 2001, the revolving line of credit was increased to $225 million. Borrowings under the new Credit Facility initially bear interest at LIBOR plus 3.5% (6.1% at September 30, 2001). The new Credit Facility matures in May 2003 and may be extended under certain conditions at the Companies' option. Approximately $202,044,000 (net of outstanding letters of credit) was available under the revolving line of credit at September 30, 2001.

         In September 2001, the Companies repaid approximately $2.5 million in principal on the new Credit Facility from operating cash flow.

BONDS AND MORTGAGES PAYABLE

         During the nine months ended September 30, 2001, the Companies repaid $18,432,000 in principal on bonds and mortgages payable from operating cash flow and borrowings under the line of credit. The amount repaid included a balloon payment of $7,091,000 on a mortgage which matured on March 1, 2001. In addition, a $2,990,000 bond was assumed by a third party in August 2001 related to the sale of a healthcare asset.

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

                   LA QUINTA PROPERTIES, INC. AND SUBSIDIARIES
                   AND LA QUINTA CORPORATION AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5. COMMITMENTS AND CONTINGENCIES

         On June 27, 2001, a complaint was filed in the United States District Court for the District of Massachusetts, entitled STEADFAST INSURANCE CO. v. MEDITRUST CORP., ET AL., Civ Action No. 01-CV-1115-MEL. The complaint, which has not yet been served on Meditrust Corporation or on any other of the named defendants, and which was filed by the plaintiff under seal, names Meditrust Corporation and certain of its present and former directors and officers as defendants. The plaintiff, which claims to be the subrogee or assignee of the claims of various entities, alleges purported causes of action including breach of contract, negligence, violation of 15 USC Section 771, violation of Mass. Gen. L. c. 110, Section 410, negligent misrepresentation, and violation of Mass. Gen. L. c. 93A Section 11, arising out of an alleged misrepresentation in the offering memorandum for Meditrust Corporation's 7.114% Exercisable Put Option Securities and seeks approximately $15 million plus other potential damages. The Companies believe that it has meritorious defenses to the lawsuit, as well as claims against non-parties to the lawsuit that may satisfy all or part of any potential liability that may be found against Meditrust Corporation. The Companies are currently determining its response to this lawsuit.

6. SHAREHOLDERS' EQUITY

         As of September 30, 2001, the following classes of Preferred Stock, Excess Stock and Series Common Stock were authorized; no shares were issued or outstanding at either September 30, 2001 or December 31, 2000:

         o La Quinta Corporation Preferred Stock $0.10 par value; 6,000,000 shares authorized;

         o La Quinta Properties, Inc. Excess Stock $0.10 par value; 25,000,000 shares authorized;

         o La Quinta Corporation Excess Stock $0.10 par value; 25,000,000 shares authorized;

         o La Quinta Properties, Inc. Series Common Stock $0.10 par value; 30,000,000 shares authorized;

         o La Quinta Corporation Series Common Stock $0.10 par value; 30,000,000 shares authorized.

         During the nine months ended September 30, 2001, 193,000 restricted shares of the Companies' common stock were issued to employees under The La Quinta Properties 1995 Share Award Plan and The La Quinta Corporation 1995 Share Award Plan (collectively known as the "Share Award Plan"). During the nine months ended September 30, 2001, 108,000 restricted shares were forfeited and thus cancelled. Restricted shares outstanding at September 30, 2001 and December 31, 2000 were 1,795,000 and 1,710,000, respectively.

         Under the Share Award Plan, participants are entitled to cash dividends and voting rights on their respective restricted shares. Restrictions generally limit the sale or transfer of shares during a restricted period, not to exceed six years. Participants vest in the restricted shares granted upon the earliest of nine months to six years after the date of issuance, upon achieving the performance goals as defined, completion of the vesting periods, or as the Boards of Directors (the "Boards") may determine.

         For the nine months ended September 30, 2000, pursuant to certain employment and severance agreements, vesting periods for 395,000 restricted shares were accelerated such that the shares were accelerated from the original vesting periods to vest between January 2000 and December 2000. This resulted in approximately $3,851,000 of accelerated amortization of unearned compensation in the nine months ended September 30, 2000.

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

         At September 30, 2001 and December 31, 2000, Realty had an investment of 1,081,000 shares of capital stock in Balanced Care Corporation, a healthcare operator. This investment had a market value of $206,000 and $271,000 at September 30, 2001 and December 31, 2000, respectively. A net adjustment to accumulated other comprehensive income of $65,000 was recorded in 2001 to reflect the unrealized loss on this investment.

         The following is a summary of the Companies' comprehensive loss:

                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                   -----------------------------
         (IN THOUSANDS)                                                              2001                2000
                                                                                   ---------           ---------
         Net loss.............................................................     $(30,287)           $(289,597)
         Other comprehensive loss:
              Unrealized holding losses arising during the period.............          (65)             (49,062)
              Reclassification adjustment for losses recognized in net loss...           --               39,076
                                                                                   --------            ---------
         Comprehensive loss...................................................     $(30,352)           $(299,583)
                                                                                   ========            =========

         Other assets include investments in equity securities classified as available for sale, La Quinta intangible assets, the TeleMatrix non-competition agreement, furniture, fixtures and equipment.

         Realty provides for reserves against other assets and receivables. As of September 30, 2001, and December 31, 2000, the reserve provided against other assets and receivables aggregated approximately $27,365,000 and $32,785,000, respectively.

         On May 31, 2001, the Companies sold a note receivable with a carrying value of $30,810,000 (net of a previously recorded reserve of $21,284,000). The Companies received total proceeds of $31,974,000 from the sale and recorded a net gain of approximately $1,190,000.

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

         On October 1, 2001, Realty paid a dividend of $0.5625 per depository share of preferred stock to holders of record on September 14, 2001 of its 9.00% Series A Cumulative Redeemable Preferred Stock. On September 28, 2001, Realty also paid a quarterly dividend at a rate of 9.00% per annum on the liquidation preference of $25,000 per share to the holder of the 9.00% Series B Cumulative Redeemable Convertible Preferred Stock.

                   LA QUINTA PROPERTIES, INC. AND SUBSIDIARIES
                   AND LA QUINTA CORPORATION AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9. OTHER EXPENSES

         For the nine months ended September 30, 2001 and 2000, other expenses consisted of the following:

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 --------------------------------
(IN THOUSANDS)                                                                     2001                    2000
                                                                                 --------                --------
Restructuring:
     Employee severance and related employment costs......................       $ 1,840                 $20,272
     Accelerated amortization of unearned compensation....................            --                   3,851
     Write-off of debt costs and other prepayment expenses................           100                   3,142
     Other restructuring expense..........................................           796                     280
                                                                                 -------                 -------
          Restructuring and related expenses..............................         2,736                  27,545
Bad debt:
     Provision for loss on interest and other receivables.................         9,933                   4,645
     Bad debt recoveries..................................................        (2,350)                 (1,245)
                                                                                 -------                 -------
          Bad debt expenses...............................................         7,583                   3,400
                                                                                 -------                 -------
Total Other Expenses......................................................       $10,319                 $30,945
                                                                                 =======                 =======

RESTRUCTURING CHARGES

         In June 2000, the Boards approved a plan to reduce the number of employees by 14 as of December 31, 2000, including four officers, primarily in the financial and legal groups, of the Companies' Needham, Massachusetts offices. For the nine months ended September 30, 2001 and 2000, the Companies recorded $1,840,000 and $12,202,000 (including $1,390,000 of accelerated amortization of unearned compensation for the acceleration of vesting periods on 240,000 shares of restricted stock), respectively, of other expense related to severance and retention incentive compensation earned by the healthcare segment employees based on achievement of healthcare asset sale goals and compliance with specified employment terms in order to facilitate the sale of certain healthcare assets and closing of the Needham office by December 2002.

         In January 2000, the Companies executed a separation and consulting agreement with the former Chief Executive Officer, President and Treasurer of Realty pursuant to which Realty made a cash payment of approximately $9,460,000 (including consulting fees), converted 155,000 restricted paired common shares into unrestricted paired common shares (which resulted in approximately $2,461,000 of accelerated amortization of unearned compensation) and continued certain medical, dental and other benefits).

         During the nine months ended September 30, 2001, the Companies recorded $796,000 of other expense related to professional fees incurred related to a corporate restructuring approved by the Boards of Directors and proposed to shareholders in the fourth quarter of 2001.

         The Companies also incurred approximately $280,000 of professional fees during the nine months ended September 30, 2000 related to the implementation of the Five Point Plan. In addition, during the nine months ended September 30, 2001 and 2000, the Companies recorded a charge of $100,000 and $3,142,000, respectively, related to accelerated amortization of debt issuance costs and certain other expenses associated with the early repayment of debt and the reduction of the Companies' revolving line of credit.

OTHER

         During the nine months ended September 30, 2001 and 2000, the Companies recorded provisions and other expenses of approximately $9,933,000 and $4,645,000, respectively, on interest and other receivables management considers uncollectable. The Companies also recorded approximately $2,350,000 and $1,245,000, respectively, of bad debt recoveries during the nine months ended September 30, 2001 and 2000 related to receivables previously written off.

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

         THE COMPANIES' COMBINED CONSOLIDATED EARNINGS PER SHARE IS COMPUTED AS
FOLLOWS:

                                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                                        ----------------------------   ---------------------------
   (IN THOUSANDS, EXCEPT PER SHARE DATA)                                  2001             2000            2001            2000
                                                                        ------------   -------------   -----------     -----------
   Loss from continuing operations before extraordinary item
      and cumulative effect of change in accounting principle             $ (6,584      (217,804)       (31,229)         $(291,000)
   Preferred stock dividends                                                (4,500)       (4,500)       (13,500)           (13,500)
                                                                          --------     ---------       --------          ---------
   Loss from continuing operations before extraordinary item
      and cumulative effect of change in accounting principle              (11,084)     (222,304)       (44,729)          (304,500)
                                                                          --------     ---------       --------          ---------
   Gain on early extinguishments of debt                                        86            --             86              1,403
   Cumulative effect of a change in accounting principle                        --            --            856                 --
                                                                          --------     ---------       --------          ---------
   Net loss                                                               $(10,998)    $(222,304)      $(43,787)         $(303,097)
                                                                          ========     =========       ========          =========
   Weighted average outstanding shares of Paired Common Stock              143,077       142,121        143,013            141,596
   Dilutive effect of stock options                                             --            --             --                 --
                                                                          --------     ---------       --------          ---------
   Dilutive potential paired common share                                  143,077       142,121        143,013            141,596
                                                                          ========     =========       ========          =========

   EARNINGS (LOSS) PER SHARE
   Basic:
   Loss available to Common Shareholders before extraordinary
      item and cumulative effect of a change in accounting principle      $  (0.08)    $   (1.56)      $  (0.31)         $   (2.15)
   Gain on early extinguishments of debt                                        --            --             --               0.01
   Cumulative effect of a change in accounting principle                        --            --           0.01                 --
                                                                          --------     ---------       --------          ---------
   Net loss available to Common Shareholders                              $  (0.08)    $   (1.56)      $  (0.30)         $   (2.14)
                                                                          ========     =========       ========          =========

     Diluted:
     Loss available to Common Shareholders before extraordinary item
         and cumulative effect of a change in accounting principle        $  (0.08)    $   (1.56)         (0.31)         $   (2.15)
     Gain on early extinguishments of debt                                      --            --             --               0.01
     Cumulative effect of a change in accounting principle                      --            --           0.01                 --
                                                                          --------     ---------       --------          ---------
     Net loss available to Common Shareholders                            $  (0.08)    $   (1.56)      $  (0.30)         $   (2.14)
                                                                          ========     =========       ========          =========

                   LA QUINTA PROPERTIES, INC. AND SUBSIDIARIES
                   AND LA QUINTA CORPORATION AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10. EARNINGS PER SHARE, CONTINUED

         LA QUINTA PROPERTIES, INC. EARNINGS PER SHARE IS COMPUTED AS FOLLOWS:

                                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                                           -----------------------      ---------------------
   (IN THOUSANDS, EXCEPT PER SHARE DATA)                                     2001          2000           2001         2000
                                                                           ---------    ----------      --------     --------
   Income (loss) from continuing operations before extraordinary
      item and cumulative effect of change in accounting principle         $  12,758     $(197,752)     $ 12,554     $(250,570)
   Preferred stock dividends                                                  (4,500)       (4,500)      (13,500)      (13,500)
                                                                           ---------     ---------      --------     ---------
   Income (loss) from continuing operations before extraordinary item
     and cumulative effect of change in accounting principle                   8,258      (202,252)         (946)     (264,070)
                                                                           ---------     ---------      --------     ---------
   Gain on early extinguishments of debt                                          86            --            86         1,403
   Cumulative effect of a change in accounting principle                          --            --           856            --
                                                                           ---------     ---------      --------     ---------
   Net income (loss)                                                       $   8,344     $(202,252)     $     (4)    $(262,667)
                                                                           =========     =========      ========     =========

   Weighted average outstanding shares of Paired Common Stock                144,382       143,426       144,319       142,901
   Dilutive effect of stock options                                              283            --           270            --
                                                                           ---------     ---------      --------     ---------
   Dilutive potential paired common stock                                    144,665       143,426       144,589       142,901
                                                                           =========     =========      ========     =========

   EARNINGS PER SHARE
   Basic:
   Income (loss) available to Common Shareholders before extraordinary
     item and cumulative effect of a change in accounting principle        $    0.06     $   (1.41)     $  (0.01)    $   (1.85)
   Gain on early extinguishments of debt                                          --            --            --          0.01
   Cumulative effect of a change in accounting principle                          --            --          0.01            --
                                                                           ---------     ---------      --------     ---------
   Net income (loss) available to Common Shareholders                      $    0.06     $   (1.41)     $     --     $   (1.84)
                                                                           =========     =========      ========     =========

   Diluted:

   Income (loss) available to Common Shareholders before extraordinary
     item and cumulative effect of a change in accounting principle        $    0.06     $   (1.41)     $  (0.01)    $   (1.85)
   Gain on early extinguishments of debt                                          --            --            --          0.01
   Cumulative effect of a change in accounting principle                          --            --          0.01            --
                                                                           ---------     ---------      --------     ---------
   Net income (loss) available to Common Shareholders                      $    0.06     $   (1.41)     $     --     $   (1.84)
                                                                           =========     =========      ========     =========

         LA QUINTA CORPORATION EARNINGS PER SHARE IS COMPUTED AS FOLLOWS:

                                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                                             -----------------------       -----------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                           2001          2000           2001           2000
                                                                             ---------      --------       ---------      --------
Loss from continuing operations available to Common Shareholders             $(19,342)      $(20,052)      $(43,783)      $(40,430)
                                                                              ========      ========       ========       ========
Weighted average outstanding shares of Paired Common Stock                    143,077        142,121        143,013        141,596
Dilutive effect of stock options                                                   --             --             --             --
                                                                             ---------      --------       --------        -------
Dilutive potential paired common stock                                        143,077        142,121        143,013        141,596
                                                                             =========      ========       ========       ========
Loss per share:
    Basic                                                                    $  (0.14)      $  (0.14)      $  (0.31)      $  (0.29)
    Diluted                                                                  $  (0.14)      $  (0.14)      $  (0.31)      $  (0.29)

                   LA QUINTA PROPERTIES, INC. AND SUBSIDIARIES
                   AND LA QUINTA CORPORATION AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

11. TRANSACTIONS BETWEEN REALTY AND OPERATING

         Operating leases hotel facilities from Realty and its subsidiaries. The hotel facility lease arrangements between Operating and Realty are for a five year term (expiring July 2003), include base and additional rent provisions and require Realty to assume costs attributable to property taxes and insurance and to fund certain capital expenditures. At September 30, 2001 and December 31, 2000, Operating owed Realty $158,633,000 and $58,567,000, respectively, related to these hotel leases. Operating operates at a substantial loss due in part to the lease payments required to be made under the intercompany leases. The companies believe that the intercompany leases conformed with normal business practices at the time they were entered into and were consistent with leases entered into on an arm's length basis. Due to the unexpected shortfall in the operating revenues generated by the leased hotels, Realty and Operating are considering renegotiating substantially all of the intercompany leases.

         Operating also has a royalty arrangement with Realty for the use of the La Quinta tradename at a rate of approximately 2.5% of gross revenue, as defined in the Agreement. At September 30, 2001 and December 31, 2000, Operating owed Realty $7,870,000 and $3,275,000, respectively, related to the royalty arrangement.

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

         During the nine months ended September 30, 2001, Realty contributed its 60% investment in a partnership for a 100% interest in a limited liability company (the "LLC") created to hold the investment in the partnership. Operating then exchanged a note payable due to Realty for $3,901,000 for 83% of Realty's interest in the LLC. The transaction was recorded at historical balances as both Realty and Operating are under common control and there was no change in shareholder ownership percentages.

12. SEGMENT REPORTING

         The Companies evaluate performance based on contribution from each reportable segment. The Companies define contribution as income from operations before interest expense, depreciation, amortization, gains and losses on sales of assets, provisions for losses on disposal or impairment of assets, income or loss from unconsolidated entities, income taxes and certain nonrecurring income and expenses. The measurement of each of these segments is made on a combined basis including revenue from external customers and excludes lease and royalty income between Realty and Operating. The Companies account for Realty and Operating transactions at current market prices, as if the transactions were to third-parties.

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

                                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                                               ------------------------    -----------------------
(IN THOUSANDS)                                                                    2001           2000         2001        2000
                                                                               ----------     ---------    ----------   ----------
Lodging:
     Room revenue                                                               $ 135,131     $ 148,403     $ 425,715     $ 439,094
     Other lodging revenue                                                          5,818         5,759        17,350        17,708
     Direct operating expenses                                                    (65,186)      (71,536)     (192,275)     (199,820)
     Other operating expenses                                                     (15,800)      (15,455)      (49,076)      (45,504)
     General and administrative expenses                                           (7,943)      (10,174)      (24,560)      (28,175)
                                                                                ---------     ---------     ---------     ---------
Lodging Contribution                                                               52,020        56,997       177,154       183,303
                                                                                ---------     ---------     ---------     ---------
Healthcare:
     Rental income                                                                  8,476        27,299        44,866        87,697
     Interest income                                                                6,391        22,752        23,327        83,622
     General and administrative expenses                                           (1,950)       (3,954)       (8,398)      (11,394)
                                                                                ---------     ---------     ---------     ---------
Healthcare Contribution                                                            12,917        46,097        59,795       159,925
                                                                                ---------     ---------     ---------     ---------

Other:(a)
     Revenue                                                                        5,148         4,715        14,722        12,032
     Operating expense                                                             (2,978)       (3,015)       (8,841)       (7,170)
     General and administrative expenses                                           (1,058)       (1,130)       (3,117)       (3,064)
                                                                                ---------     ---------     ---------     ---------
Other Contribution                                                                  1,112           570         2,764         1,798
                                                                                ---------     ---------     ---------     ---------
Combined Contribution                                                              66,049       103,664       239,713       345,026

Reconciliation to Combined Consolidated Financial Statements:
Interest expense                                                                   22,170        45,786        81,796       152,443
Depreciation and amortization
     Lodging                                                                       27,723        36,442        83,785        94,016
     Healthcare                                                                     1,198         5,891         4,019        18,854
     Other                                                                            201           167           562           459
Amortization of goodwill                                                            5,296         5,689        16,508        17,076
(Gain) loss on sale of assets                                                      (7,657)      126,362        (9,948)      130,725
Impairment on real estate assets, mortgages and notes receivable                   21,268        91,306        81,876       152,432
Provision for loss on equity securities                                                --            --            --        39,076
Other expenses                                                                        802         9,825        10,319        30,945
                                                                                ---------     ---------     ---------     ---------
                                                                                   71,001       321,468       268,917       636,026
                                                                                ---------     ---------     ---------     ---------

Loss before income taxes, extraordinary item and cumulative effect
   of change in accounting principle                                               (4,952)     (217,804)      (29,204)     (291,000)

Income tax expense                                                                  1,632            --         2,025            --
                                                                                ---------     ---------     ---------     ---------
Loss before extraordinary item and cumulative effect of
     change in accounting principle                                                (6,584)     (217,804)      (31,229)     (291,000)
Gain on early extinguishments of debt                                                  86            --            86         1,403
Cumulative effect of change in accounting principle                                    --            --           856            --
                                                                                ---------     ---------     ---------     ---------
Net loss                                                                           (6,498)     (217,804)      (30,287)     (289,597)
Preferred stock dividends                                                          (4,500)       (4,500)      (13,500)      (13,500)
                                                                                ---------     ---------     ---------     ---------
Net loss available to Paired Common Shareholders                                $ (10,998)    $(222,304)    $ (43,787)    $(303,097)
                                                                                =========     =========     =========     =========

         (a) Other Contribution includes TeleMatrix, a provider of telephones, software and equipment for the lodging industry.

                   LA QUINTA PROPERTIES, INC. AND SUBSIDIARIES
                   AND LA QUINTA CORPORATION AND SUBSIDIARIES

               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

13. SUBSEQUENT EVENTS

         On October 1, 2001, Realty paid a dividend of $0.5625 per depository share of preferred stock to holders of record on September 14, 2001 of its 9.00% Series A Cumulative Redeemable Preferred Stock.

         In October 2001, the Companies repaid $24,380,000 in notes payable scheduled to mature in September 2026, which are also redeemable at the option of the holders on September 10, 2003. This repayment resulted in a gain on early extinguishments of debt of $839,000.

         On October 17, 2001, the Companies repaid $48,200,000 of notes payable at maturity.

         During October 2001, Realty sold its investment in an acute care hospital, sixteen assisted living facilities and a medical office building for net proceeds of $82,041,000. The net book value of these investments after impairment was $81,488,000, resulting in a net gain on the sale of these investments of $553,000. Included in October healthcare asset sales was the sale of the investment in leases operated by Assisted Living Concepts ("ALC") for gross proceeds of $23,500,000. The net book value of the ALC assets sold was $23,000,000 (net of impairments of $5,400,000).

         On October 16, 2001, the Companies announced that the Boards of Directors of La Quinta Properties, Inc. and La Quinta Corporation unanimously approved, subject to shareholder approval, a new corporate structure under which La Quinta Properties, Inc. ("the REIT") will become a subsidiary of La Quinta Corporation ("the Corporation"). The restructuring, which will enable La Quinta Properties, Inc. to its maintain REIT status and the Companies to grow, will result in the REIT becoming a subsidiary controlled by the Corporation. In connection with the restructuring, the REIT will issue two new classes of securities: Class A common stock, which will be issued exclusively to the Corporation, and Class B common stock which will be exchanged for the REIT's common stock currently held by its shareholders. In connection with the restructuring, La Quinta Corporation will take a special non-cash charge totaling approximately $400 million. This non-recurring charge will consist of approximately $230 million in deferred tax liabilities and $170 million of intangible write-offs. In addition, La Quinta Corporation will reclassify $200 million of preferred equity to minority.

         In addition, in connection with the restructuring, the REIT will be selling a portion of an economic interest in the La Quinta(R) brand to the Corporation in exchange for shares of the Corporation's common stock. This transaction will be structured as a tax-free transaction. The transfer of a portion of the economic value of the La Quinta(R) brand from the REIT to the Corporation is structured to ease the REIT's increasing difficulty in satisfying the "income test" required to maintain its real estate investment trust status by reducing the amount of "bad" income generated by the REIT as a result of the royalty fees generated by the brand.

         The Companies' Boards of Directors also approved, subject to stockholder approval, the 2002 Stock Option and Incentive Plan. The 2002 Plan, which will replace the equity award plans currently in place for each of the REIT and the Corporation upon approval of the 2002 Plan, will provide for stock options and other stock-based awards that the Companies believe will help to attract, motivate and retain the caliber of directors, officers, employees and other key persons necessary for La Quinta's future growth. In addition, the Companies announced the Boards of Directors approval, subject to stockholder approval, of a new Employee Stock Purchase Plan. This plan will authorize the issuance and purchase by La Quinta's employees of paired shares through payroll deductions.

         The Companies' Boards of Directors have also approved a share repurchase program that will authorize the Companies to purchase, in periodic open market and privately negotiated share repurchases, up to $20 million of La Quinta equity securities.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CERTAIN MATTERS DISCUSSED HEREIN MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. THE LA QUINTA COMPANIES (THE "COMPANIES"), CONSISTING OF LA QUINTA PROPERTIES, INC. ("REALTY") AND LA QUINTA CORPORATION ("OPERATING"), INTEND SUCH FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS, AND ARE INCLUDING THIS STATEMENT FOR PURPOSES OF COMPLYING WITH THESE SAFE HARBOR PROVISIONS. ALTHOUGH THE COMPANIES BELIEVE THE FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, THE COMPANIES CAN GIVE NO ASSURANCE THAT THEIR EXPECTATIONS WILL BE ATTAINED. ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN OR CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING, WITHOUT LIMITATION, THE COMPLETION OF THE CURRENTLY PROPOSED RESTRUCTURING AND THE REALIZATION OF THE ANTICIPATED BENEFITS ASSOCIATED WITH THE PROPOSED RESTRUCTURING, THE SATISFACTION OF CLOSING CONDITIONS TO THE PROPOSED RESTRUCTURING, INCLUDING RECEIPT OF SHAREHOLDER AND REGULATORY APPROVAL, THE TAX-FREE NATURE OF THE PROPOSED RESTRUCTURING, THE ADVERSE IMPACT ON BUSINESS AND CONSUMER CONFIDENCE AND SPENDING RESULTING FROM THE SEPTEMBER 11, 2001 TERRORIST ATTACKS, THE RESPONSES THERETO AND ANY SUBSEQUENT RELATED HOSTILITIES, THE EFFECTS OF ADVERSE ECONOMIC AND REAL ESTATE CONDITIONS GENERALLY AND IN THE COMPANIES' GEOGRAPHIC MARKETS, THE IMPACT OF THE ADOPTION OF ACCOUNTING PRONOUNCEMENTS, THE CYCLICALITY OF THE HOTEL AND LEISURE BUSINESS, INCREASED CAPACITY AND WEAK DEMAND, INCREASES IN ENERGY COSTS AND OTHER OPERATING COSTS RESULTING IN LOWER OPERATING MARGINS, COMPETITION IN OUR FRANCHISING EFFORTS GENERALLY AND THE GROWTH OF OUR FRANCHISE PROGRAM, THE CONDITIONS OF THE CAPITAL MARKETS IN GENERAL, THE ABILITY OF THE COMPANIES TO REFINANCE AND/OR PAY OFF NEAR TERM DEBT MATURITIES, THE IDENTIFICATION OF SATISFACTORY PROSPECTIVE BUYERS FOR HEALTHCARE RELATED ASSETS OF THE COMPANIES AND THE AVAILABILITY OF FINANCING FOR SUCH PROSPECTIVE BUYERS, THE AVAILABILITY OF FINANCING FOR THE COMPANIES' CAPITAL INVESTMENT PROGRAM, INTEREST RATES, COMPETITION FOR HOTEL SERVICES AND HEALTHCARE FACILITIES IN A GIVEN MARKET, THE ULTIMATE OUTCOME OF CERTAIN LITIGATION FILED AGAINST THE COMPANIES, THE SATISFACTION OF CLOSING CONDITIONS TO PENDING TRANSACTIONS, IF ANY, DESCRIBED IN THIS FORM 10-Q, THE ENACTMENT OF LEGISLATION FURTHER IMPACTING THE COMPANIES' STATUS AS A PAIRED SHARE REAL ESTATE INVESTMENT TRUST ("REIT") OR REALTY'S STATUS AS A REIT, THE CONTINUED ABILITY OF REALTY TO QUALIFY FOR TAXATION AS A REIT, THE FURTHER IMPLEMENTATION OF REGULATIONS GOVERNING PAYMENTS TO, AS WELL AS THE FINANCIAL CONDITIONS OF OPERATORS OF REALTY'S HEALTHCARE RELATED ASSETS, INCLUDING THE FILING FOR PROTECTION UNDER THE US BANKRUPTCY CODE BY ANY OPERATORS OF THE COMPANIES' HEALTHCARE ASSETS, THE IMPACT OF THE PROTECTION OFFERED UNDER THE US BANKRUPTCY CODE FOR THOSE OPERATORS WHO HAVE ALREADY FILED FOR SUCH PROTECTION AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE FILINGS OF REALTY AND OPERATING WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"), INCLUDING, WITHOUT LIMITATION, THOSE RISKS DESCRIBED IN ITEM 7 OF THE JOINT ANNUAL REPORT ON FORM 10-K ENTITLED "CERTAIN FACTORS YOU SHOULD CONSIDER" BEGINNING ON PAGE 63 THEREOF.

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

         During 2000, the Companies implemented a five-point plan of reorganization (the "Five Point Plan") intended to further strengthen the position of the Companies and focus on the lodging division. Consistent with certain components of the Five Point Plan which called for, among other things, an orderly disposition of a significant portion of healthcare assets and substantial reduction in debt, the Companies have completed healthcare asset sales and received mortgage repayments totaling approximately $1.5 billion between January 1, 2000 and September 30, 2001 and have applied substantially all of the proceeds toward reduction of total indebtedness of $2.6 billion as of December 31, 1999 to $1.1 billion as of September 30, 2001.

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

         In 2001, the Companies will continue to focus on selling healthcare assets, deleveraging the balance sheet and improving lodging results. Part of the Companies' strategy for improving lodging results will be in the growth of fee-based income through implementation of a franchising program. On April 10, 2001, the first La Quinta franchise hotel opened for business under this new program. As of September 30, 2001 the Companies had opened seven franchise hotels, executed an additional 43 franchise contracts and approved an additional 39 franchise contracts.

         On October 16, 2001, the Companies announced that the Boards of Directors of La Quinta Properties, Inc. and La Quinta Corporation unanimously approved, subject to shareholder approval, a new corporate structure under which La Quinta Properties, Inc. ("the REIT") will become a subsidiary of La Quinta Corporation ("the Corporation"). The restructuring, which will enable the Companies to maintain REIT status and to grow, will result in the REIT becoming a subsidiary controlled by the Corporation. In connection with the restructuring, the REIT will issue two new classes of securities: Class A common stock, which will be issued exclusively to the Corporation, and Class B common stock which will be exchanged for the REIT's common stock currently held by its shareholders.

THE LA QUINTA COMPANIES - COMBINED CONSOLIDATED RESULTS OF OPERATIONS

         The Companies earn revenue by (i) owning and operating 222 La Quinta Inns and 71 La Quinta Inn & Suites; (ii) leasing 82 healthcare facilities under long-term triple net leases in which the rental rate is generally fixed with annual escalators; and (iii) providing mortgage financing for 9 healthcare facilities in which the interest is generally fixed with annual escalators subject to certain conditions. The La Quinta Companies reported net loss available to paired common shareholders of $10,998,000 or $0.08 per diluted common share for the quarter ended September 30, 2001, compared to net loss of $222,304,000 or $1.56 per diluted common share for the third quarter of 2000. For the nine months ended September 30, 2001, The La Quinta Companies reported a net loss available to paired common shareholders of $43,787,000 or $0.30 per diluted share compared to net loss of $303,097,000 or $2.14 per diluted share for the same period in 2000.

COMBINED RESULTS OF SEGMENT OPERATIONS

         The Companies' operations are managed as two major segments: lodging and healthcare. The following table summarizes contribution by operating segment for the nine months ended September 30, 2001 and 2000. The Companies consider contributions from each operating segment to include revenue from each business, less operating expenses and general and administrative expenses. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment contribution.

                                                                      SUMMARY OF OPERATIONS
                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                    ---------------------------     ---------------------------
 (IN THOUSANDS)                                      2001                2000        2001                2000
                                                    --------           --------     --------           --------
REVENUE:
  Lodging                                           $140,949           $154,162     $443,065           $456,802
  Healthcare                                          14,867             50,051       68,193            171,319
  Other                                                5,148              4,715       14,722             12,032
                                                    --------           --------     --------           --------
  Total revenue                                      160,964            208,928      525,980            640,153

 OPERATING EXPENSES:
   Lodging                                            88,929             97,165      265,911            273,499
   Healthcare                                          1,950              3,954        8,398             11,394
   Other                                               4,036              4,145       11,958             10,234
                                                    --------           --------     --------           --------
   Total operating expenses                           94,915            105,264      286,267            295,127

CONTRIBUTIONS:
  Lodging                                             52,020             56,997      177,154            183,303
  Healthcare                                          12,917             46,097       59,795            159,925
  Other                                                1,112                570        2,764              1,798
                                                    --------           --------     --------           --------
           Total Contribution                       $ 66,049           $103,664     $239,713           $345,026
                                                    ========           ========     ========           ========

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         The combined contribution from operating segments for the three months ended September 30, 2001 was $66,049,000 compared to $103,664,000 for the three months ended September 30, 2000. This represents a decrease of $37,615,000 or 36.3%. The decline in the combined contribution is primarily the result of the sale of healthcare assets. The contribution is comprised of revenues of $160,964,000 and $208,928,000, offset by operating expenses of $94,915,000 and
$105,264,000 for the three months ended September 30, 2001 and 2000, respectively.

         Lodging provided a contribution of $52,020,000 for the three months ended September 30, 2001, a decrease of $4,977,000 or 8.7% from the same period in 2000. The lodging segment contribution was comprised of revenues of $140,949,000 and $154,162,000 offset by operating expenses of $88,929,000 and
$97,165,000 for the three months ended September 30, 2001 and 2000, respectively. The decrease in the lodging contribution was due to the decrease in lodging revenue of $13,213,000, partially offset by the decrease in lodging operating expenses of $8,236,000, as more fully described below in management's discussion of the results of Operating.

         The following table summarizes statistical lodging data for the three months ended September 30, 2001 and 2000:

                                                                                     2001             2000
                                                                                 ------------     ------------
                 Number of Hotels In Operation                                        293                300
                 Number of Hotels Under Construction or Refurbishment                   4                  1
                 Occupancy Percentage                                               63.0%              66.5%
                 ADR (1)                                                           $60.62             $62.37
                 RevPAR (2)                                                        $38.20             $41.47
                 Available Rooms (3)                                                3,538              3,578

                 Comparable Hotels (4)
                 Occupancy Percentage                                               63.2%              66.7%
                 ADR (1)                                                           $60.73             $62.61
                 RevPAR (2)                                                        $38.37             $41.78
                 Available Rooms (3)                                                3,490              3,488

                 (1) Represents average daily rate
                 (2) Represents revenue per available room
                 (3) Available room night count in thousands
                 (4) Represents hotels open for more than one year

         Hotel operating revenues are generally measured as a function of average daily rate ("ADR") and occupancy. Revenue per available room ("RevPAR"), which is the product of occupancy percentage and ADR, decreased 7.9% (or 8.2% for comparable hotels) to $38.20 in the third quarter of 2001 from $41.47 in the third quarter of 2000. The occupancy percentage decreased 3.5 percentage points to 63.0% in the third quarter of 2001 from 66.5% for the same period in 2000. The decrease in occupancy is primarily due to the impact of reduced travel in the month of September 2001 due to the terrorist attacks on the World Trade Center and the Pentagon that occurred on September 11, 2001 compounded with a slowing national economy. The ADR decreased to $60.62 in the third quarter of 2001 from $62.37 in the third quarter of 2000, a decrease of $1.75 or 2.8%. The decrease in ADR reflected the change in the mix of business in response to reduced demand during the three months ended September 30, 2001. The decrease in RevPar is the combined result of the decreases in occupancy and ADR. A decrease in direct expenses for the three month period ended September 30, 2001 compared to the three month period ended September 30, 2000 included the impact of cost control measures which resulted in a reduction in salaries and other inn expenses partially offset by rising energy and insurance costs as well as an increase in marketing costs. Direct hotel labor costs have continued to decline due to policies, practices and efficiencies implemented during the nine months ended September 30, 2001. Additionally, corporate overhead expense for the three month period ended September 30, 2001 decreased $1,909,000 primarily due to continued focus on cost control during 2001. This decrease was partially offset by expenses related to the transitioning of certain information systems services to a third-party provider.

         Healthcare provided a contribution of $12,917,000 in the third quarter of 2001, a decrease of $33,180,000 or 72.0% from the prior year's third quarter. The decrease in contribution was primarily the result of the sale of certain healthcare assets and repayment of healthcare mortgages made between the third quarter of fiscal year 2000 and the third quarter of fiscal year 2001. The healthcare contribution was comprised of revenues of $14,867,000 (including rent income of $8,476,000, interest income from real estate mortgages of $5,527,000 and interest from investment of cash reserves of $864,000) for the three months ended September 30, 2001 and $50,051,000 (including rent income of $27,299,000, interest income from mortgage loans of $22,505,000 and interest from investment of cash reserves of $247,000) for the three months ended September 30, 2000 and operating expenses of $1,950,000 and $3,954,000 for the three month periods ended September 30, 2001 and 2000, respectively. The decreases in healthcare revenues and operating expenses are primarily a result of the impact of asset sales and mortgage repayments over the last year. Healthcare segment expenses decreased $2,004,000 from the same period in the prior year.

         The following table summarizes the healthcare portfolio by type of facility as of September 30, 2001 and December 31, 2000:

                                                              SEPTEMBER 30, 2001                    DECEMBER 31, 2000
                                                      -----------------------------------   -----------------------------------
      Type of Facility                                  FACILITIES        BEDS/UNITS           FACILITIES        BEDS/UNITS
      ---------------------------------------         --------------  -------------------   ----------------   ----------------
      Assisted Living                                       82              3,755                  94               4,457
      Long-Term Care                                         4                487                  93              11,604
      Medical Office Buildings and
        Other Healthcare                                     4                  -                  11                 625
      Acute Care Hospital                                    1                492                   1                 492
                                                      --------------  -------------------   ----------------- -----------------
                                                            91              4,734                 199              17,178
                                                      ==============  ===================   ================= =================

         The Companies had a remaining net investment of $83,130,000 and $222,571,000 in the form of mortgages outstanding to operators of 9 and 36 of the facilities listed above as of September 30, 2001 and December 31, 2000, respectively. The Companies had a remaining net investment of $236,133,000 and $681,714,000 in the form of leases with operators of 82 and 163 of the facilities listed above at September 30, 2001 and December 31, 2000, respectively.

         TeleMatrix, a provider of telephones, software and equipment for the lodging industry, contributed $1,112,000 for the three months ended September 30, 2001, an increase of 95.1% from the prior year's third quarter. This contribution was comprised of revenues of $5,148,000 and $4,715,000 and expenses of $4,036,000 and $4,145,000 for the three month periods ended September 30, 2001 and 2000, respectively. TeleMatrix expenses include operating expenses of $2,978,000 and $3,015,000 and general and administrative expenses of $1,058,000 and $1,130,000 for the three months ended September 30, 2001 and 2000, respectively. Operations of TeleMatrix have been included in lodging revenue and expense categories of the combined and consolidated statements and are separately disclosed as "Other Contribution" in Note 12 "Segment Reporting" of the combined and consolidated statements.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         The combined contribution from operating segments for the nine months ended September 30, 2001 was $239,713,000, compared to $345,026,000 for the nine months ended September 30, 2000. This represents a decrease of $105,313,000 or 30.5%. The decline in the combined contribution is primarily the result of the sale of healthcare assets. The contribution is comprised of revenues of $525,980,000 and $640,153,000, offset by operating expenses of $286,267,000 and
$295,127,000 for the nine months ended September 30, 2001 and 2000, respectively.

         Lodging provided a contribution of $177,154,000 for the nine months ended September 30, 2001, a decrease of $6,149,000, or 3.4%, from the same period in 2000. The lodging segment revenues were comprised of revenues of $443,065,000 and $456,802,000 offset by operating expenses of $265,911,000 and
$273,499,000 for the nine months ended September 30, 2001 and 2000, respectively. The decrease in the lodging contribution for the nine month period was primarily due to a decrease in revenue and increases in hotel operating expenses as more fully discussed below.

The following table summarizes statistical lodging data for the nine months ended September 30, 2001 and 2000:

                                                                             2001              2000
                                                                         ------------       -----------
                 Number of Hotels In Operation                                 293                300
                 Number of Hotels Under Construction or Refurbishment            4                  1
                 Occupancy Percentage                                        65.2%              65.0%
                 ADR (1)                                                    $61.87             $63.26
                 RevPAR (2)                                                 $40.35             $41.13
                 Available Rooms (3)                                        10,549             10,677

                 Comparable Hotels (4)
                 Occupancy Percentage                                        65.4%              65.2%
                 ADR (1)                                                    $62.06             $63.53
                 RevPAR (2)                                                 $40.59             $41.45
                 Available Rooms (3)                                        10,361             10,396

                 (1) Represents average daily rate
                 (2) Represents revenue per available room
                 (3) Available room night count in thousands
                 (4) Represents hotels open for more than one year

         Hotel operating revenues are generally measured as a function of average daily rate ("ADR") and occupancy. Revenue per available room ("RevPAR"), which is the product of occupancy percentage and ADR, decreased 1.9% (or decreased 2.1% for comparable hotels) to $40.35 in the first nine months of 2001 from $41.13 in the first nine months of 2000. The occupancy percentage increased
0.2 percentage points to 65.2% in the first nine months of 2001 from 65.0% for the same period in 2000. The ADR decreased to $61.87 in the first nine months of 2001 from $63.26 in the first nine months of 2000, a decrease of $1.39 or 2.2%. The decrease in RevPAR from the comparable 2000 nine month period primarily resulted from changes in pricing strategy and by the impact of reduced travel due to the terrorist attacks on September 11, 2001 compounded with a slowing national economy. The increase in lodging operating expense is primarily the result of rising energy costs and increases in insurance expense as well as marketing costs. Increases in these cost components were partially offset by decreases in certain direct expenses resulting from cost savings in salaries and benefits, repairs and maintenance, bad debts, credit card costs and other inn costs. Direct hotel labor costs have continued to decline as a result of policies, practices and efficiencies implemented during the nine months ended September 30, 2001. Additionally, corporate overhead expense for the nine month period ended September 30, 2001 decreased $3,326,000 from the same period in the prior year primarily due to additional expenses incurred during the nine month period ended September 30, 2000 related to certain employment and severance agreements as well as continued focus on cost control during 2001. This decrease was partially offset by expenses related to the transitioning of certain information systems services to a third-party provider.

         Healthcare provided a contribution of $59,795,000 in the first nine months of 2001, a decrease of $100,130,000 or 62.6% from the prior year's first nine months. The healthcare contribution was comprised of revenues of $68,193,000 (including rent of $44,866,000, interest from real estate mortgage loans of $21,324,000 and interest from investment of cash reserves of $2,003,000) for the nine months ended September 30, 2001 and $171,319,000 (including rent of $87,697,000, interest from real estate mortgage loans of $82,855,000 and interest from investment of cash reserves of $767,000) for the nine months ended September 30, 2000 and operating expenses of $8,398,000 and $11,394,000 for the nine months ended September 30, 2001 and 2000, respectively. The decreases in healthcare revenues and operating expenses are primarily a result of the impact of asset sales and mortgage repayments over the last year. Healthcare segment expenses decreased $2,996,000 from the same period in the prior year.

         TeleMatrix, a provider of telephones, software and equipment for the lodging industry, contributed $2,764,000 for the nine months ended September 30, 2001, an increase of 53.7% from the prior year's first nine months. This contribution was comprised of revenues of $14,722,000 and $12,032,000 and expenses of $11,958,000 and $10,234,000 for the nine month periods ended September 30, 2001 and 2000, respectively. TeleMatrix expenses include operating expenses of $8,841,000 and $7,170,000 and general and administrative expenses of $3,117,000 and $3,064,000 for the nine months ended September 30, 2001 and 2000, respectively. Operations of TeleMatrix have been included in lodging revenue and expense categories of the combined and consolidated statements and are separately disclosed as "Other Contribution" in Note 12 "Segment Reporting" of the combined and consolidated statements.

INTEREST EXPENSE

         For the three and nine month periods ended September 30, 2001, interest expense was $22,170,000 and $81,796,000, respectively, compared to $45,786,000 and $152,443,000 for the three and nine month period ended September 30, 2000, respectively. The decrease in interest expense is primarily attributable to the reduction of total indebtedness of the Companies as a result of application of substantially all proceeds generated from various healthcare asset sales and mortgage repayments over the past year.

REAL ESTATE INVESTMENTS, DEPRECIATION, ASSET SALES, AND PROVISION FOR IMPAIRMENT OF REAL ESTATE ASSETS, MORTGAGES AND NOTES RECEIVABLE

         As of September 30, 2001 and 2000, the Companies had net investments in real estate as summarized in the table below:

                                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
(IN THOUSANDS)                                                            SEPTEMBER 30,                        SEPTEMBER 30,
                                                                   ----------------------------        ---------------------------
INVESTMENT IN REAL ESTATE ASSETS, NET                                 2001             2000               2001             2000
                                                                   ----------------------------        ---------------------------
LODGING
Lodging assets net book value, beginning of period                 $2,423,168        $2,487,330        $2,448,391       $2,522,153
   Funding of capital improvements                                     21,926            10,326            56,931           24,368
   Depreciation expense and write-offs                                (24,351)          (30,927)          (72,743)         (74,460)
   Impairment of assets held for sale                                 (18,342)               --           (29,230)              --
   Net book value of assets sold and other adjustments                (14,266)               --           (15,214)          (5,332)
                                                                   ----------        ----------        ----------       ----------
TOTAL INVESTMENT IN LODGING ASSETS, NET                             2,388,135         2,466,729         2,388,135        2,466,729
                                                                   ----------        ----------        ----------       ----------

HEALTHCARE
Mortgage assets net book value, beginning of period                   132,019           934,857           222,571        1,059,920
   Principal payments                                                    (360)           (1,429)           (1,681)          (6,026)
   Construction loan funding                                               --                --                --              161
   Partial principal prepayments                                      (16,523)           (1,586)          (25,937)          (1,586)
   Impairment on real estate mortgages and notes receivable            (2,000)          (23,559)          (22,597)         (71,432)
   Net book value of mortgages repaid                                 (31,854)         (684,932)         (101,611)        (757,800)
   Increase in real estate mortgages net of participation
     reduction                                                             --                36                 7              150
   Other adjustments to mortgages                                       1,848                --            12,378               --
                                                                   ----------        ----------        ----------       ----------
Mortgage assets net book value, end of period                          83,130           223,387            83,130          223,387
                                                                   ----------        ----------        ----------       ----------

Sale/lease-back assets net book value, beginning of period            274,257           828,081           681,714        1,090,586
   Construction funding                                                    --               926                --            4,039
   Depreciation expense                                                (1,172)           (5,837)           (3,945)         (18,681)
   Impairment on assets held for sale                                    (926)          (11,600)           (9,515)         (24,853)
   Impairment on assets held for use                                       --           (56,147)          (20,534)         (56,147)
   Net book value of real estate assets sold                          (36,026)          (48,212)         (411,587)        (285,751)
   Other adjustments to real estate investments                            --              (997)               --           (2,979)
                                                                   ----------        ----------        ----------       ----------
Sale/lease-back assets net book value, end of period                  236,133           706,214           236,133          706,214
                                                                   ----------        ----------        ----------       ----------
TOTAL INVESTMENT IN HEALTHCARE REAL ESTATE ASSETS, NET                319,263           929,601           319,263          929,601
                                                                   ----------        ----------        ----------       ----------
TOTAL INVESTMENT IN REAL ESTATE ASSETS, NET                        $2,707,398        $3,396,330        $2,707,398       $3,396,330
                                                                   ==========        ==========        ==========       ==========

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization for the three and nine month periods ended September 30, 2001 were $34,418,000 and $104,874,000, respectively, compared to $48,189,000 and $130,405,000 for the same periods in 2000, respectively. The decreases are primarily the result of the sale of healthcare properties and certain healthcare and lodging properties being classified as held for sale.

ASSET SALES

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         During the three months ended September 30, 2001, the Companies realized gains of $7,657,000 on the sale of healthcare assets and four hotels, net of previous writedowns of $33,012,000, compared to losses on asset sales of $126,362,000 during the same period in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         During the nine months ended September 30, 2001, the Companies realized gains of $9,948,000 on the sale of healthcare assets, equity securities, one restaurant, one office building and four hotels, net of previous writedowns of $197,357,000, compared to losses on asset sales of $130,725,000 during the same period in 2000.

IMPAIRMENT OF REAL ESTATE ASSETS, MORTGAGES AND NOTES RECEIVABLE

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         During the three months ended September 30, 2001, the Companies recorded an impairment on real estate assets, mortgages and notes receivable of $21,268,000. The Companies recorded an impairment on assets held for sale of $19,268,000 for the three months ended September 30, 2001. Additionally, during the three months ended September 30, 2001, impairments on lodging assets held for use of $3,197,000 were reclassified as impairments of assets held for sale due to the reclassification of certain lodging assets as held for sale based on management's expectation to sell such assets in the next twelve months. During the three months ended September 30, 2001, the Companies recorded an impairment related to the mortgage portfolio of $2,000,000.

         During the three months ended September 30, 2000, the Companies recorded an impairment on real estate assets, mortgages and notes receivable of $91,306,000. During the three months ended September 30, 2000, the Companies recorded an impairment on assets held for sale of $11,600,000, an impairment on assets held for use of $56,147,000, and an impairment related to the mortgage portfolio of $23,559,000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         During the nine months ended September 30, 2001, the Companies recorded an impairment on real estate assets, mortgages and notes receivable of $81,876,000. The Companies recorded an impairment on assets held for sale of $38,745,000 and an impairment of $20,534,000 on real estate assets held for use for the nine months ended September 30, 2001. Additionally, during the three months ended September 30, 2001, impairments on lodging assets held for use of $3,197,000 were reclassified as impairments of assets held for sale due to the reclassification of certain lodging assets as held for sale based on management's expectation to sell such assets in the next twelve months. During the nine months ended September 30, 2001, the Companies recorded an impairment related to the mortgage portfolio of $22,597,000 (of which $12,378,000 was related to working capital and other notes receivables classified as fees, interest and other receivables).

         During the nine months ended September 30, 2000, the Companies recorded an impairment on real estate assets, mortgages and notes receivable of $152,432,000. The Companies recorded an impairment on assets held for sale of $24,853,000 and an impairment on assets held for use of $56,147,000 for the nine months ended September 30, 2000. During the nine months ended September 30, 2000, the Companies recorded an impairment related to the mortgage portfolio of $71,432,000.

OTHER EXPENSE

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         During the three months ended September 30, 2001 and 2000, the Companies recorded approximately $802,000 and $9,825,000 in other expense, respectively, as described below.

         In June 2000, the Boards approved a plan to reduce the number of employees, primarily in the financial and legal groups, of Realty's Needham, Massachusetts offices. For the three months ended September 30, 2001 and 2000, the Companies recorded $617,000 and $3,500,000, respectively, of other expense related to severance and retention incentive compensation earned by the healthcare segment employees based on achievement of asset sale goals and compliance with specified employment terms in order to facilitate the sale of certain healthcare assets and closing of the Needham office by December 2002. Other expenses for the three months ended September 30, 2000 included accelerated amortization on unearned compensation of $1,390,000 related to certain restricted paired common shares which were part of this separation agreement. In addition, during the three months ended September 30, 2001 and 2000, the Companies recorded a charge of $100,000 and $3,142,000, respectively, related to accelerated amortization of debt issuance costs and certain other expenses associated with the early repayment of debt and the reduction of the Companies' revolving credit facility.

         During the three months ended September 30, 2001, the Companies recorded $796,000 of other expense related to professional fees incurred related to a corporate restructuring approved by the Boards of Directors and proposed to shareholders in the fourth quarter of 2001.

         During the three months ended September 30, 2000, the Companies recorded provisions and other expenses of approximately $1,843,000 on interest and other receivables management considers uncollectable. The Companies also recorded approximately $711,000 and $50,000, respectively, of bad debt recoveries during the three months ended September 30, 2001 and 2000 related to receivables written off in prior periods.

 NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         During the nine months ended September 30, 2001 and 2000, the Companies recorded approximately $10,319,000 and $30,945,000, respectively, in other expenses as described below.

         In June 2000, the Boards approved a plan to reduce the number of employees, primarily in the financial and legal groups, of the Companies' Needham, Massachusetts offices. For the nine months ended September 30, 2001 and 2000, the Companies recorded $1,840,000 and $20,272,000, respectively, of other expense related to severance and retention incentive compensation earned by healthcare segment employees based on achievement of asset sale goals and compliance with specified employment terms in order to facilitate the sale of certain healthcare assets and closing of the Needham office by December 2002. The amount for the nine months ended September 30, 2000 includes a cash payment of approximately $9,460,000 made to the former Chief Executive Officer, President and Treasurer of Realty pursuant to a separation and consulting agreement executed in January 2000. In addition, other expenses for the nine months ended September 30, 2000 included accelerated amortization on unearned compensation of $3,851,000 related to certain restricted paired common shares which were part of this separation agreement. Realty also incurred approximately $280,000 of professional fees during the nine months ended September 30, 2000 related to the implementation of the Five Point Plan. In addition, during the nine months ended September 30, 2001 and 2000, the Companies recorded a charge of $100,000 and $3,142,000, respectively, related to accelerated amortization of debt issuance costs and certain other expenses associated with the early repayment of debt and the reduction of the Companies' revolving credit facility.

         During the nine months ended September 30, 2001, the Companies recorded $796,000 of other expense related to professional fees incurred related to a corporate restructuring approved by the Boards of Directors and proposed to shareholders in the fourth quarter of 2001.

         During the nine months ended September 30, 2001 and 2000, the Companies recorded provisions and other expenses of approximately $9,933,000 and $4,645,000, respectively, on interest and other receivables management considers uncollectable. The Companies also recorded approximately $2,350,000 and $1,245,000, respectively, of bad debt recoveries during the nine months ended September 30, 2001 and 2000 related to receivables written off in prior periods.

EXTRAORDINARY ITEM

         During the nine months ended September 30, 2001, the Companies retired $13,776,000 of debt at a discount prior to its maturity date. As a result of these early repayments of debt, net gain of $86,000 was realized and is reflected as an extraordinary item.

         During the nine months ended September 30, 2000, the Companies retired $58,496,000 of debt at a discount prior to its maturity date and, as part of certain asset sale transactions, repaid secured debt totaling $14,936,000. As a result of these early repayments of debt, a net gain of $1,403,000 was realized and is reflected as an extraordinary item.

CHANGE IN ACCOUNTING PRINCIPLE

         On January 1, 2001, the Companies applied the provisions of SFAS No. 133, which, depending on the nature of the hedge, states that if a derivative is a hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets or liabilities through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. It further states that gains or losses on a derivative instrument not designated as a hedging instrument shall be recognized currently in earnings. As of March 31, 2001, the Companies' interest rate swap was not designated as a hedging instrument and, therefore, $1,236,000 was recorded as a charge to earnings during the three months ended March 31, 2001 comprised of an increase in interest expense of approximately $2,092,000 and a partially offsetting entry to reflect the cumulative effect of a change in accounting principle (through December 31, 2000) of $856,000. On June 27, 2001, the interest rate swap was settled and $670,000 (the difference between the settlement value, $566,000 and the fair value of the interest rate swap at March 31, 2001) was charged to earnings as a result.

REALTY - CONSOLIDATED RESULTS OF OPERATIONS

         Realty reported net income available to paired common shareholders of $8,344,000 or $0.06 per diluted share for the quarter ended September 30, 2001, compared to a net loss of $202,252,000 or $1.41 per diluted share for the third quarter of 2000. For the nine months ended September 30, 2001, Realty reported a net loss available to paired common shareholders of $4,000 compared to net loss of $262,667,000 or $1.84 per diluted share for the same period in 2000.

REVENUES AND EXPENSES

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Revenue for the three months ended September 30, 2001 was $94,406,000, compared to $132,992,000 for the three months ended September 30, 2000, a decrease of $38,586,000. The revenue decrease was primarily attributable to a decrease in interest revenue of $16,337,000 and a decrease in rental revenue of $18,823,000 and a decrease in rent from Operating of $2,476,000. These decreases are primarily the result of mortgage repayments and healthcare asset sales over the past year and partially offset by increases in interest income of $617,000 in 2001 over 2000 from investment of cash reserves.

         For the three months ended September 30, 2001, total recurring expenses were $65,603,000, compared to $103,244,000, for the three months ended September 30, 2000, a decrease of $37,641,000. This decrease was primarily attributable to a decrease in interest expense of $23,492,000 due to reductions of debt outstanding resulting from application of proceeds from various asset sales and mortgage repayments over the past year. In addition, depreciation and amortization expense for the three months ended September 30, 2001, decreased $10,832,000 when compared to the third quarter of 2000. The decrease in depreciation is primarily related to the sale of certain healthcare assets and classification of certain real estate as held for sale.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Revenue for the nine months ended September 30, 2001 was $313,675,000, compared to $415,940,000 for the nine months ended September 30, 2000, a decrease of $102,265,000. The revenue decrease was primarily attributable to a decrease in interest revenue of $60,217,000 and a decrease in rental revenue of $42,831,000. These decreases primarily resulted from mortgage repayments and healthcare assets sales over the last year and partially offset by increases in interest income of $1,236,000 from investment of cash reserves in 2001 over 2000.

         For the nine months ended September 30, 2001, total recurring expenses were $216,849,000, compared to $312,355,000 for the nine months ended September 30, 2000, a decrease of $95,506,000. This decrease was primarily attributable to a decrease in interest expense of $70,430,000 due to reductions of debt outstanding resulting from application of proceeds from various asset sales and mortgage repayments over the past year. In addition, depreciation and amortization for the nine months ended September 30, 2001 decreased $21,575,000 when compared to the same period in 2000. The decrease in depreciation and amortization is related to the sale of certain healthcare assets and classification of certain assets as held for sale.

ASSET SALES

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         During the three months ended September 30, 2001, Realty realized gains of $7,657,000 on the sale of healthcare assets and four hotels, net of previous writedowns of $33,012,000, compared to losses on asset sales of $126,369,000 during the same period in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         During the nine months ended September 30, 2001, Realty realized gains of $9,948,000 on the sale of healthcare assets, equity securities, one restaurant, one office building and four hotels, net of previous writedowns of $197,357,000, compared to losses on asset sales of $131,702,000 during the same period in 2000.

IMPAIRMENT OF REAL ESTATE ASSETS, MORTGAGES AND NOTES RECEIVABLE

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         During the three months ended September 30, 2001 and 2000, Realty recorded an impairment on real estate assets, mortgages and notes receivable of $21,268,000 and $91,306,000, respectively.

         During the three months ended September 30, 2001, Realty classified certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. Based on estimated net sale proceeds, Realty recorded an impairment on assets held for sale of $19,268,000 during the three months ended September 30, 2001. Additionally, during the three months ended September 30, 2001, impairments on lodging assets held for use of $3,197,000 were reclassified as impairments of assets held for sale due to the reclassification of certain lodging assets as held for sale based on management's expectation to sell such assets in the next twelve months. During the three months ended September 30, 2001, Realty recorded an impairment on real estate mortgages and notes receivable of $2,000,000.

         The Companies recorded an impairment on assets held for sale of $11,600,000 and $56,147,000 on assets held for use for the three months ended September 30, 2000. During the three months ended September 30, 2000, Realty recorded an impairment related to the mortgage portfolio of $23,559,000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         During the nine months ended September 30, 2001 and 2000, Realty recorded an impairment on real estate assets, mortgages and notes receivable of $81,876,000 and $152,432,000, respectively.

         During the nine months ended September 30, 2001, Realty classified certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. Based on estimated net sale proceeds, Realty recorded an impairment on assets held for sale of $38,745,000 during the nine months ended September 30, 2001. Additionally, during the three months ended September 30, 2001, impairments on lodging assets held for use of $3,197,000 were reclassified as impairments of assets held for sale due to the reclassification of certain lodging assets as held for sale based on management's expectation to sell such assets in the next twelve months. During the nine months ended September 30, 2001, Realty recorded an impairment on real estate mortgages and notes receivable of $22,597,000 (of which $12,378,000 related to working capital and other notes receivables classified as fees, interest and other receivables). In addition, during the nine months ended September 30, 2001, Realty recorded an impairment of $20,534,000 on real estate assets held for use where current facts, circumstances and analysis indicate that the assets might be impaired.

       Realty recorded an impairment on assets held for sale of $24,853,000 and an impairment on assets held for use of $56,147,000 for the nine months ended September 30, 2000. During the nine months ended September 30, 2000, Realty recorded an impairment related to the mortgage portfolio of $71,432,000.

OTHER EXPENSE

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         During the three months ended September 30, 2001 and 2000, Realty recorded approximately $802,000 and $9,825,000 in other expense, respectively, as described below.

         In June 2000, the Boards approved a plan to reduce the number of employees, primarily in the financial and legal groups, of the Realty Needham, Massachusetts offices. For the three months ended September 30, 2001 and 2000, Realty recorded $617,000 and $3,500,000, respectively, of other expense related to severance and retention incentive compensation earned by the healthcare segment employees based on achievement of asset sale goals and compliance with specified employment terms in order to facilitate the sale of certain healthcare assets and closing of the Needham office by December 2002. Other expenses for the three months ended September 30, 2000 included accelerated amortization on unearned compensation of $1,390,000 related to certain restricted paired common shares which were part of this separation agreement. In addition, during the three months ended September 30, 2001 and 2000, Realty recorded a charge of $100,000 and $3,142,000, respectively, related to accelerated amortization of debt issuance costs and certain other expenses associated with the early repayment of debt and the reduction of the Companies' revolving credit facility.

         During the three months ended September 30, 2001, Realty recorded $796,000 of other expense related to professional fees incurred related to a corporate restructuring approved by the Boards of Directors and proposed to shareholders in the fourth quarter of 2001.

         During the three months ended September 30, 2000, Realty recorded provisions and other expenses of approximately $1,843,000 on interest and other receivables management considers uncollectable. Realty also recorded approximately $711,000 and $50,000, respectively, of bad debt recoveries during the three months ended September 30, 2001 and 2000 related to receivables written off in prior periods.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         During the nine months ended September 30, 2001 and 2000, Realty recorded approximately $10,319,000 and $30,945,000, respectively, in other expenses as described below.

         In June 2000, the Boards approved a plan to reduce the number of employees, primarily in the financial and legal groups, of the Companies' Needham, Massachusetts offices. For the nine months ended September 30, 2001 and 2000, Realty recorded $1,840,000 and $20,272,000, respectively, of other expense related to severance and retention incentive compensation earned by the healthcare segment employees based on achievement of asset sale goals and compliance with specified employment terms in order to facilitate the sale of certain healthcare assets and closing of the Needham office by December 2002. The amount for the nine months ended September 30, 2000 includes a cash payment of approximately $9,460,000 made to the former Chief Executive Officer, President and Treasurer of Realty pursuant to a separation and consulting agreement executed in January 2000. In addition, other expenses for the nine months ended September 30, 2000 included accelerated amortization on unearned compensation of $3,851,000 related to certain restricted paired common shares which were part of this separation agreement. Realty also incurred approximately $280,000 of professional fees during the nine months ended September 30, 2000 related to the implementation of the Five Point Plan. In addition, during the three months ended September 30, 2001 and 2000, Realty recorded a charge of $100,000 and $3,142,000, respectively, related to accelerated amortization of debt issuance costs and certain other expenses associated with the early repayment of debt and the reduction of the Companies' revolving credit facility.

         During the nine months ended September 30, 2001, Realty recorded $796,000 of other expense related to professional fees incurred related to a corporate restructuring approved by the Boards of Directors and proposed to shareholders in the fourth quarter of 2001.

         During the nine months ended September 30, 2001 and 2000, Realty recorded provisions and other expenses of approximately $9,933,000 and $4,645,000, respectively, on interest and other receivables management considers uncollectible. The Companies also recorded approximately $2,350,000 and $1,245,000, respectively, of bad debt recoveries during the nine months ended September 30, 2001 related to receivables written off in prior periods.

EXTRAORDINARY ITEM

         During the nine months ended September 30, 2001, Realty retired $13,776,000 of debt at a discount prior to its maturity date. As a result of these early repayments of debt, a net gain of $86,000 was realized and is reflected as an extraordinary item.

         During the nine months ended September 30, 2000, Realty retired $58,496,000 of debt at a discount prior to its maturity date and, as part of certain asset sale transactions, repaid secured debt totaling $14,936,000. As a result of these early repayments of debt a net gain of $1,403,000 was realized and is reflected as an extraordinary item.

CHANGE IN ACCOUNTING PRINCIPLE

         On January 1, 2001, Realty applied the provisions of SFAS No. 133, which, depending on the nature of the hedge, states that if the derivative is a hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets or liabilities through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. It further states that gains or losses on a derivative instrument not designated as a hedging instrument shall be recognized currently in earnings. As of March 31, 2001, the interest rate swap was not designated as a hedging instrument and, therefore, $1,236,000 was recorded as a charge to earnings during the three months ended March 31, 2001 comprised of an increase in interest expense of approximately $2,092,000 and a partially offsetting entry to reflect the cumulative effect of a change in accounting principle (through December 31, 2000) of $856,000. On June 27, 2001, the interest rate swap was settled and $670,000 (the difference between the settlement value, $566,000, and the fair value of the interest rate swap at March 31, 2001) was charged to earnings as a result.

OPERATING--CONSOLIDATED RESULTS OF OPERATIONS

         Operating reported a net loss available to paired shareholders of $19,342,000 or $0.14 per diluted common share for the quarter ended September 30, 2001, compared to net loss of $20,052,000 or $0.14 per diluted common share for the third quarter of 2000. For the nine months ended September 30, 2001, Operating reported a net loss available to paired common shareholders of $43,783,000 or $0.31 per diluted share compared to a net loss of $40,430,000 or $0.29 per diluted share for the same period in 2000. The net loss per common share amount increased primarily as a result a decrease in total revenue for the nine months ended September 30, 2001 partially offset by a decrease in operating expenses when compared to the same period in fiscal year 2000.

REVENUES AND EXPENSES

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Lodging revenues for the three months ended September 30, 2001 and 2000 were $143,884,000 and $156,100,000, respectively. During the third quarter of 2001, approximately $135,131,000, or 93.9%, of lodging revenues were derived from room rentals. Lodging operating revenues generally are measured as a function of the ADR and occupancy. The ADR decreased to $60.62 during the three months ended September 30, 2001 from $62.37 during the three months ended September 30, 2000, a decrease of $1.75 or 2.8%. Occupancy decreased 3.5 percentage points to 63.0% in the three months ended September 30, 2001 from 66.5% for the three months ended September 30, 2000. Revenue per available room ("RevPAR"), which is the product of occupancy percentage and ADR, decreased 7.9% (or 8.2% for comparable hotels) to $38.20 in the three months ended September 30, 2001 from $41.47 in the three months ended September 30, 2000. The decrease in ADR reflected the change in the mix of business in response to reduced demand during the three months ended September 30, 2001. The decrease in occupancy is primarily due to the impact of reduced travel in the month of September 2001 due to the terrorist attacks on the World Trade Center and the Pentagon that occurred on September 11, 2001 compounded with the slowing national economy. The decrease in RevPAR is the combined result of the decrease in occupancy and ADR. TeleMatrix sales are included in lodging revenues and increased $433,000 to $5,148,000 for the three month period ending September 30, 2001.

         Total recurring expenses for the three months ended September 30, 2001 were $163,233,000 compared to $176,173,000 for the same period in 2000, a decrease of $12,940,000. The decrease in recurring expenses is due to decreases in direct expenses such as salaries and benefits, bad debt, other inn expenses and certain variable expenses which decreased due to the decline in occupancy as well as a decrease in general and administrative expenses. The decreases in direct expense and general and administrative expenses were partially offset by rising energy and insurance costs and increases in information services costs related to the transition of certain information services to a third-party provider during fiscal year 2001. Direct lodging labor decreased in the three months ended September 30, 2001 due to implementation of certain cost control measures. TeleMatrix costs of sales increased $76,000 to $2,767,000 for the three months ended September 30, 2001 due to increases in sales activity in business and residential product lines.

         Operating experienced a decrease in rent to La Quinta Properties, Inc. during the three months ended September 30, 2001 compared to the three months ended September 30, 2000. The $2,476,000 decrease from $74,291,000 for the three months ended September 30, 2000 to $71,815,000 for the three months ended September 30, 2001 was primarily due to a decrease in contingent rent of $4,612,000 as a result of the decrease in lodging revenues described above. This decrease was partially offset by a $2,136,000 increase during the third quarter of 2001 in the annual base rate Realty charges Operating to adjust for a change in the Consumer Price Index.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Lodging revenues for the nine months ended September 30, 2001 and 2000 were $450,267,000 and $460,599,000, respectively. During the nine months ended September 30, 2001, approximately $425,715,000, or 94.5%, of lodging revenues were derived from room rentals. Lodging operating revenues generally are measured as a function of the ADR and occupancy. The ADR decreased to $61.87 during the nine months ended September 30, 2001 from $63.26 during the nine months ended September 30, 2000, a decrease of $1.39 or 2.2%. Occupancy increased 0.2 percentage points to 65.2% in the nine months ended September 30, 2001 from 65.0% for the nine months ended September 30, 2000. Revenue per available room ("RevPAR"), which is the product of occupancy percentage and ADR, decreased 1.9% (or 2.1% for comparable hotels) to $40.35 in the nine months ended September 30, 2001 from $41.13 in the nine months ended September 30, 2000. The decrease in RevPAR is primarily due to the decrease in ADR. TeleMatrix sales are included in lodging revenues and increased $2,690,000 to $14,722,000 for the nine month period ending September 30, 2001.

         Total recurring expenses for the nine months ended September 30, 2001 were $494,077,000 compared to $502,082,000 for the same period in 2000, a decrease of $8,005,000. The decrease in recurring expenses is primarily due to decreases in lodging operating expenses, depreciation and amortization and general and administrative expenses. Lodging operating expenses decreased $2,525,000 during the nine months ended September 30, 2001 over the lodging operating expenses in the same period in 2000. The decrease was primarily due decreases in salaries and benefits, bad debt and other inn expenses. These decreases were partially offset by increases in utility and energy costs, insurance expenses and marketing costs. Direct lodging labor costs decreased due to implementation of policies, procedures and efficiencies during the nine months ended September 30, 2001. The decrease in depreciation and amortization expense is due to intangible assets that were fully amortized as of December 2000 and July 2001, respectively. General and administrative expense for the nine month period ended September 30, 2001 decreased $2,985,000 from the same period in the prior year primarily due to additional expenses incurred during the nine month period ended September 30, 2000 related to certain employment and severance agreements as well as continued focus on cost control during 2001. This decrease was partially offset by expenses related to the transitioning of certain information systems services to a third-party provider. TeleMatrix operating expenses increased due to an increase in cost of sales of $1,794,000 for the nine months ended September 30, 2001 due to increases in sales activity in business and residential product lines in the nine months ended September 30, 2001.

         Operating experienced an increase in rent to La Quinta Properties, Inc. during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The $1,335,000 increase from $219,812,000 for the nine months ended September 30, 2000 to $221,147,000 for the nine months ended September 30, 2001 was primarily due to a $4,819,000 increase in the annual base rate Realty charges Operating to adjust for a change in the Consumer Price Index. This increase was partially offset by a decrease in contingent rent which is driven by lodging revenue.

THE LA QUINTA COMPANIES, REALTY, AND OPERATING--COMBINED LIQUIDITY AND CAPITAL RESOURCES

         The Companies earn revenue by (i) owning and operating 222 La Quinta Inns and 71 La Quinta Inns and Suites; (ii) leasing 82 healthcare facilities under long-term triple net leases in which the rental rate is generally fixed with annual escalators; and

(iii) providing mortgage financing for 9 healthcare facilities in which the interest is generally fixed with annual escalators subject to certain conditions. At September 30, 2001, approximately $148,000,000 of the Companies' debt obligations were floating rate obligations in which interest rate and related cash flows vary with the movements in the London Interbank Offered Rate ("LIBOR"). The variable nature of a portion of the Companies' debt obligations creates interest rate risk. If interest rates were to rise significantly, the Companies' interest payments may increase, resulting in decreases in net income and funds from operations. As of September 30, 2001, the Companies have no interest rate swaps outstanding.

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

         Effective June 8, 2001, the Companies entered into a new credit agreement with a bank group which provided for a $350,000,000 credit facility ("the new Credit Facility"), consisting of a $200,000,000 revolving line of credit and a $150,000,000 term loan. Borrowings under the new Credit Facility bear interest at LIBOR plus 3.5% (approximately 6.1% at September 30, 2001). The new Credit Facility matures on May 31, 2003 and may be extended under certain conditions at the Companies option. Proceeds from the new facility were immediately used to payoff existing bank term debt maturing on July 17, 2001 of approximately $43,800,000.

         On July 31, 2001, the revolving line of credit under the new Credit Facility was increased from $200,000,000 to $225,000,000.

         The new Credit Facility includes covenants with respect to maintaining certain financial benchmarks, limitations on certain types of investment, limitations on dividends and share repurchases of Realty and Operating Company and other restrictions.

         During the nine months ended September 30, 2001 the Companies borrowed $95,000,000 on the Tranche A revolving line of credit under an amended credit agreement entered into in July 1998 (the "1998 credit facility"). This borrowing was fully repaid in April 2001 with proceeds from the sale of healthcare assets. Also, during the nine months ended September 30, 2001, the Companies repaid $400,000,000 on the Tranche D term loan of its 1998 credit facility with proceeds from the sale of certain healthcare assets and proceeds drawn on the new Credit Facility, as more fully described above.

         The following is a summary of the Companies' future debt maturities as of September 30, 2001:

            (IN MILLIONS)

                         Year                            Notes                Bank             Bonds and         Total
                                                        Payable               Notes            Mortgages
            ----------------------------------          -------               -----            ---------         -----
                         2001                           $ 48 (1)              $  2                $ 4            $   54
                         2002                             25                    10                  2                37
                         2003                            202 (2)               135                  2               339
                         2004                            250 (3)                --                  2               252
                         2005                            116                    --                 --               116
                         2006 and thereafter             287                    --                 11               298
                                                        ----                  ----                ---            ------
        Total debt                                      $928                  $147                $21            $1,096
                                                        ====                  ====                ===            ======

(1)  On October 17, 2001, the Companies repaid $48,200,000 in Notes at maturity.
(2) Assumes $172 million of Notes due in 2026 are put to the Companies. In October 2001, the Companies repaid $24 million in Notes due in 2026.
(3)  Assumes $150 million of Notes due in 2011 are put to the Companies.

         At September 30, 2001, the Companies' gross real estate investments totaled approximately $3,150,619,000 consisting of 293 lodging facilities in service, 82 assisted living facilities, 4 long-term care facilities, one acute care hospital campus, and 4 medical office buildings and other healthcare facilities.

       The Companies had shareholders' equity of $2,280,768,000 and debt constituted 32.5% of the Companies' total capitalization as of September 30, 2001. At September 30, 2001, Realty had shareholders' equity of $2,366,620,000 and Operating had a shareholders' deficit of $48,020,000.

         The Companies believe that their various sources of capital, including cash on hand, availability under Realty's new Credit Facility maturing May 31, 2003, operating cash flows from both Realty and Operating, and proceeds from the sale of certain healthcare assets as contemplated under the Five Point Plan are adequate to finance their operations as well as their existing commitments, including financial commitments related to certain healthcare facilities and repayment of debt maturing during the remainder of 2001 and 2002.

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

         Additionally, you should read the section entitled "Recent Devlopments" set forth below for a discussion of the recent terrorist attacks on our industry and the Companies.

INFORMATION REGARDING OPERATORS OF HEALTHCARE ASSETS

         As of September 30, 2001, the healthcare portfolio comprised approximately 15.4% of the net book value of the Companies' total real estate investments before impairments. Alterra Healthcare Corporation, Balanced Care Corporation, and Tenet Healthcare/Iasis currently operate approximately 9.1% of the total real estate investments, or 59.3% of the healthcare portfolio before impairments. A schedule of significant healthcare operators follows:


PORTFOLIO BY OPERATOR                                           # of
(IN THOUSANDS, EXCEPT NUMBER OF       Gross       Net Book     Operating     % of                    # of                   # of
PROPERTIES AND PERCENTAGES)         Investment   Value (2)    Properties   Portfolio   Mortgages   Properties     Leases   Leases
                                   ----------------------------------------------------------------------------------------------
LODGING:
Hotel (1)                           $2,700,071   $2,388,135     293

HEALTHCARE PORTFOLIO:
Alterra                                151,425      137,236      49          33%        $     --      --         $137,236     49
Balanced Care Corporation               56,923       55,279      12          13%              --      --           55,279     12
Tenet Healthcare/Iasis                  65,650       55,123       1          13%              --      --           55,123      1
Other Non-Public Operators              45,736       45,736       4          11%          45,736       4               --     --
CareMatrix Corporation                  35,354       35,354       3           9%          35,354       3               --     --
Assisted Living Concepts                31,487       28,400      16           7%              --      --           28,400     16
Life Care Centers of America, Inc.      26,212       26,212       2           6%          26,212       2               --     --
Other Public Operators                  28,005       25,554       3           6%              --      --           25,554      3
Paramount Real Estate Services           9,756        8,861       1           2%              --      --            8,861      1
                                    ----------   ----------   -----       ------        --------    ----         --------    ---
                                       450,548      417,755      91         100%         107,302       9          310,453     82
Impairment                                          (98,492)                             (24,172)                 (74,320)
                                    ----------   ----------   -----                     --------                 --------
                                       450,548      319,263      91                     $ 83,130                 $236,133
                                    ----------   ----------   -----                     ========                 ========
Total Real Estate Portfolio         $3,150,619   $2,707,398     384
                                    ==========   ==========   =====

(1) The lodging portfolio net book value is net of the impairment balance of $24,670,000.
(2) Net book value shown above includes non-operating properties, including undeveloped land and two flood-damaged hotels undergoing renovation.

         Lodging assets comprise approximately 88.2% of the Companies' total real estate portfolio. Companies in the assisted living sector of the healthcare industry approximate 10.0% of the net book value of the Companies' total real estate investments (and approximately 64.6% of the healthcare portfolio before the impairment balance), while companies in the long term care sector approximate 1.7% of the net book value of the Companies' total real estate investments (and approximately 11.3% of the healthcare portfolio before the impairment balance).

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

OPERATORS IN BANKRUPTCY

         As of September 30, 2001, the Companies had exposure to two operators, CareMatrix Corporation ("CareMatrix") and Assisted Living Concepts ("ALC"), who have filed for bankruptcy protection under Chapter 11. The following table describes the number of facilities, net assets by lease/mortgage and the lease/mortgage income for the operators that are in Chapter 11 proceedings:


(IN THOUSANDS, EXCEPT
FOR NUMBER OF FACILITIES)                                     Leases                    Mortgages               September 30, 2001
                                                      ------------------------- --------------------------- -----------------------
                                             Total                                                            Rental     Interest
Operator                     Date filed   Facilities  Facilities   Net Assets    Facilities    Net Assets     Income      Income
-----------------------------------------------------------------------------------------------------------------------------------
CareMatrix                    11/9/2000        3          --          $    --        3          $35,354          N/A     $2,574 (1)

Assisted Living Concepts (2)  10/1/2001       16          16           28,400       --               --       $2,500        N/A
                                          ----------  ------------ ----------- -------------- ------------ ------------ -----------
Totals                                        19          16          $28,400        3          $35,354       $2,500     $2,574
                                          ==========  ============ =========== ============== ============ ============ ===========

(1) Mortgages related to CareMatrix have been placed on non-accrual status and interest income is recorded only as payments are received.
(2) On October 24, 2001, the Companies sold its investment in leases operated by ALC (see Note 13)

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

COMBINED FUNDS FROM OPERATIONS

         Combined Funds from Operations ("FFO") of the Companies was $121,435,000 and $131,688,000 for the nine months ended September 30, 2001 and 2000, respectively. Effective January 1, 2000 the National Association of Real Estate Investment Trusts ("NAREIT") adopted a new definition of FFO.

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

         The following reconciliation of net loss and income available to common shareholders to FFO illustrates the difference between the two measures of operating performance for the nine months ended September 30, 2001 and 2000. Certain reconciling items include amounts reclassified from discontinued operations and, accordingly, do not agree to revenue and expense captions in the Companies' financial statements.


                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                          --------------------------------
            (IN THOUSANDS)                                                    2001                2000
                                                                          ------------         -----------
            Net loss available to common shareholders                       $(43,787)           $(303,097)
               Depreciation of real estate and intangible amortization        93,195              115,200
               Other capital gains and losses                                 (9,948)             130,725
               Other expenses (a)                                             80,892              190,263
               Income tax expense                                              2,025                   --
               Extraordinary item                                                (86)              (1,403)
               Cumulative effect of change in accounting principle              (856)                  --
                                                                            --------            ---------
            Funds from Operations                                           $121,435            $ 131,688
                                                                            ========            =========

            (a) Other expenses include provisions for assets and mortgages of $81,876,000 (of which $12,378,000 relates to working capital and other notes receivables) offset by recoveries on prior year impairments of $984,000 for the nine months ended September 30, 2001.

            Weighted average paired common shares outstanding:
               Basic                                                         143,013              141,596
               Diluted                                                       143,013              141,596

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

         Compliance with the tax rules applicable to REITs generally, and to paired share REITs in particular, has become increasingly difficult due to additional limitations imposed by the Reform Act and the Ticket to Work Act as well as other developments in the Companies' businesses, including its recent sales of healthcare assets and consequent loss of related qualifying rental and interest income. Due to recent sales of healthcare assets and the resulting loss of qualifying rental and interest income, disqualifying income has increased as a percentage of Realty's gross income. Disqualifying income cannot exceed five percent of Realty's gross income. Although Realty currently satisfies this requirement, additional asset sales (which will result in further reductions of qualifying rental and interest income) as well as increases in royalty income (which is considered nonqualifying income) could cause Realty to exceed the five percent gross income limit for non-qualifying income, resulting in REIT disqualification and/or substantial costs to avoid such disqualification. Based on the Five Point Plan and the Companies' announced intention to increase its focus on its lodging business (including franchising, which will generate royalty income) and sell a significant portion of its healthcare assets. On October 16, 2001, the Companies announced that the Boards of Directors of La Quinta Properties, Inc. and La Quinta Corporation unanimously approved, subject to shareholder approval, a new corporate structure under which La Quinta Properties, Inc. ("the REIT") will become a subsidiary of La Quinta Corporation ("the Corporation"). The restructuring, which will enable La Quinta Properties, Inc. to maintain REIT status and to grow, will result in the REIT becoming a subsidiary controlled by the Corporation. In connection with the restructuring, the REIT will issue two new classes of securities: Class A common stock, which will be issued exclusively to the Corporation, and Class B common stock which will be exchanged for the REIT's common stock currently held by its shareholders.

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

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement requires that long-lived assets to be disposed of other than by sale be considered held and used until they are disposed of. The Statement requires that long-lived assets to be disposed of by sale be accounted for under the requirements of SFAS No. 121 which requires that such assets be measured at the lower of carrying amounts or fair value less cost to sell and to cease depreciation (amortization). SFAS No. 144 describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. As a result, discontinued operations are no longer measured on a net realizable basis, and future operating losses are no longer recognized before they occur. Additionally, goodwill is removed from the scope SFAS No. 144 and as a result is no longer required to be allocated to long-lived assets to be tested for impairment. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Companies will adopt SFAS No. 144 on January 1, 2002 and have not yet determined what the impact of SFAS No. 144 will be on the Companies' results of operations and financial position.

         On August 15, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. An entity shall recognize the cumulative effect of adoption of SFAS No. 143 as a change in accounting principal. The Companies have not determined whether SFAS No. 143 will have an impact on the Companies' results of operations and financial position.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. SFAS No. 141 became effective for all business combinations initiated after June 30, 2001 and SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 and will require 1) intangible assets (as defined in SFAS No. 141) to be reclassified into goodwill,
2) the ceasing of amortization of goodwill, and 3) the testing of goodwill for impairment at transition and on an annual basis (more frequently if the occurrence of an event or circumstance indicates an impairment). The Companies will adopt SFAS No. 142 on January 1, 2002. The Companies are currently evaluating the impact of the goodwill assessment on the Companies' results of operations and financial position.

         In January 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") reached a consensus ("the Consensus") on a portion of the EITF Issue No. 00-22 "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." The Consensus addresses the recognition of a cash rebate or refund obligation as a reduction of revenue based on a systematic and rational allocation of cost. In January 2001, Operating implemented a customer retention program which provides a cash rebate. In accordance with the consensus, Operating classified such cash rebates or refunds as a reduction of revenues. In addition, the EITF will address incentive or loyalty programs such as the "La Quinta Returns Club." Operating has historically reported the cost that it would refund the hotel for the free night as offsetting components of marketing expense and lodging revenues and reflected a zero economic impact of the "free night stay." In 2001, Operating has netted these revenues and costs resulting in no financial statement impact of the transaction. The 2000 comparable marketing expense and lodging revenue components have been reclassified to conform with the fiscal year 2001 financial statement presentation. The Companies will re-evaluate the impact of the final consensus of the EITF on the Companies' accrual of the "minimal" value of a night's stay award and will make any necessary adjustments and revision to accounting policy upon implementation of EITF issue No. 00-22.

SEASONALITY

         The lodging industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margins and net earnings.

RECENT DEVELOPMENTS

         The terrorist attacks of September 11, 2001 have negatively impacted general economic, market and political conditions. These terrorist attacks, compounded with the slowing national economy, have resulted in substantially reduced demand for lodging for both business and leisure travelers across all lodging segments. Following the terrorist attacks, we experienced significant decreases in occupancy, as compared to the comparable period last year. Although we continually and actively manage the operating costs of our hotels in order to respond to changes in the demand at our lodging properties, we must also continue to provide the level of service that our guests expect. While we currently cannot project the precise impact of the terrorist attacks, any future responses to these attacks or any other related hostilities on La Quinta, we do expect that diminished business and consumer confidence, and the attendant decrease in lodging demand will result in significant declines in revenue per available room (RevPAR) and earnings before interest, taxes, depreciation and amortization for the full year compared to last year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Companies' results from its lodging segment have been impacted by the decline in travel as a result of the terrorist attacks on the World Trade Center and the Pentagon, compounded with a slowing national economy. The reduced lodging demand has resulted in declines in revenue per available room (RevPAR) and earnings before interest, taxes, depreciation and amortization in the three months ended September 30, 2001 and is expected to have a negative impact on results for the 2001 year. The Companies continue to focus on improving lodging operations; however, the precise impact of these events on future operations cannot currently be projected and will remain dependent on changes in travel patterns.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(b) Reports on Form 8-K

         The Companies filed a Joint Current Report on Form 8-K for event dated October 16, 2001.

              LA QUINTA PROPERTIES, INC. AND LA QUINTA CORPORATION
                                AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NOVEMBER 14, 2001    LA QUINTA PROPERTIES, INC.
-----------------    --------------------------
(Date)
                     /s/ David L. Rea
                     ----------------
                     David L. Rea
                     Chief Financial Officer and Treasurer
                     (duly authorized officer and principal financial officer)

NOVEMBER 14, 2001    LA QUINTA CORPORATION
-----------------    ---------------------
(Date)
                     /s/ David L. Rea
                     ----------------
                     David L. Rea
                     Chief Financial Officer and Treasurer
                     (duly authorized officer and principal financial officer)