Form 10-Q
period 2003-06-30
LA QUINTA PROPERTIES INC; LA QUINTA CORP
filed 2003-08-08
CIK 314661, 313749

Use these links to rapidly review the document
LA QUINTA CORPORATION FORM 10-Q TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-9110	Commission file number 0-9109

LA QUINTA CORPORATION (Exact Name of Registrant as Specified in Its Charter)	LA QUINTA PROPERTIES, INC. (Exact Name of Registrant as Specified in Its Charter)
Delaware (State or Other Jurisdiction of Incorporation or Organization)	Delaware (State or Other Jurisdiction of Incorporation or Organization)
95-3419438 (I.R.S. Employer Identification No.)	95-3520818 (I.R.S. Employer Identification No.)
909 Hidden Ridge, Suite 600 Irving, TX 75038 (Address of Principal Executive Offices, Including Zip Code)	909 Hidden Ridge, Suite 600 Irving, TX 75038 (Address of Principal Executive Offices, Including Zip Code)
(214) 492-6600 (Registrant's telephone number, including area code)	(214) 492-6600 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrants are accelerated filers (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        As of August 4, 2003, La Quinta Corporation had 152,649,141 shares of common stock outstanding and La Quinta Properties, Inc. had 100,000 shares of class A common stock and 143,218,993 shares of class B common stock outstanding.

LA QUINTA CORPORATION
FORM 10-Q
TABLE OF CONTENTS

i

About this Joint Quarterly Report

Summary

        This joint quarterly report on Form 10-Q, which we sometimes refer to as this Joint Quarterly Report, is filed by both La Quinta Corporation, a Delaware corporation ("LQ Corporation"), and its controlled subsidiary, La Quinta Properties, Inc., a Delaware corporation ("LQ Properties"), that has elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes. Both LQ Corporation and LQ Properties have securities which are publicly traded and listed on the New York Stock Exchange. Accordingly, this Joint Quarterly Report includes information, including financial statements, about LQ Corporation on a consolidated basis with its controlled subsidiary, LQ Properties, as well as financial statements for LQ Properties on a consolidated basis.

        In this Joint Quarterly Report, unless the context otherwise requires, the term LQ Corporation includes those entities owned or controlled by LQ Corporation (including its controlled subsidiaries LQ Properties and La Quinta Inns, Inc.); the term LQ Properties includes those entities owned or controlled by LQ Properties; and the terms "we," "us," "our," "companies," "La Quinta" or "The La Quinta Companies" refers to LQ Corporation, LQ Properties and their respective subsidiaries, collectively. The terms "common share," "paired shares" and "paired common stock" means the shares of common stock of LQ Corporation that are attached and traded as a single unit with the shares of Class B common stock, par value $0.01 per share, of LQ Properties. On January 2, 2002, LQ Corporation and LQ Properties completed a legal and tax reorganization (the "Reorganization"), which is more fully described in this Joint Quarterly Report. Prior to the Reorganization, the common stock of LQ Corporation was paired and traded as a unit with the common stock of LQ Properties. Unless otherwise indicated in this Joint Quarterly Report, all information with respect to paired shares, or paired common stock, prior to January 2, 2002 means the common stock of LQ Corporation that was paired and traded as a unit with the common stock of LQ Properties.

Forward-Looking Statements

        Certain statements in this Joint Quarterly Report that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "expects," "intends," "estimates," "projects" and other similar expressions, which are predictions of or indicate future events and trends, typically identify forward-looking statements.

        We have used forward-looking statements in a number of parts of this Joint Quarterly Report, including, without limitation, "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements may include statements regarding the intent, belief or current expectations of the companies or their respective directors or officers with respect to the matters discussed in this Joint Quarterly Report. Our forward-looking statements are subject to a number of risks and uncertainties which could cause actual results, or the timing of events to differ materially from those described in the forward-looking statements.

        We have included a discussion of some of these risks and uncertainties in this Joint Quarterly Report under the heading "Cautionary Statements Regarding Forward-Looking Statements in this Joint Quarterly Report." For further information and additional risk factors, please see the risks identified in our Joint Annual Report on Form 10-K for the year ended December 31, 2002 (referred to as our Joint Annual Report), including without limitation, under the headings "Items 1 and 2—Certain Factors You Should Consider About Our Companies, Our Business and Our Securities" and "About this Joint Annual Report—Forward-Looking Statements."

        Given the risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements that may be made in this Joint Quarterly Report. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LA QUINTA CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$130,165	$9,647
Fees, interest and other receivables	29,774	24,874
Deferred income taxes, net	17,389	17,389
Other current assets	9,721	9,425

Total current assets	187,049	61,335

Intangible assets, net	75,606	77,639
Property, plant and equipment, net	2,205,936	2,310,089
Mortgages and other notes receivable	60,065	60,143
Other non-current assets	45,887	38,334

Total assets	$2,574,543	$2,547,540

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term borrowings and current maturities of long-term debt	$51,040	$106,739
Accounts payable	19,677	35,235
Accrued payroll and employee benefits	29,409	27,541
Accrued expenses and other current liabilities	71,900	73,321

Total current liabilities	172,026	242,836

Long-term debt	758,077	558,302
Deferred income taxes, net	162,218	201,933
Other non-current liabilities	25,839	24,732

Total liabilities	1,118,160	1,027,803

Commitments and contingencies
Minority interest	206,214	206,450
Shareholders' Equity:
LQ Corporation Common Stock, $0.01 par value; 500,000 shares authorized; 145,130 shares issued and 143,214 shares outstanding at June 30, 2003 and 143,678 shares issued and 142,109 shares outstanding at December 31, 2002	1,452	1,437
LQ Properties Class B Common Stock, $0.01 par value; 500,000 shares authorized; 145,130 shares issued and 143,214 shares outstanding at June 30, 2003 and 143,678 shares issued and 142,109 shares outstanding at December 31, 2002	1,452	1,437
Treasury Stock, at par; 1,917 paired common shares at June 30, 2003 and 1,569 paired common shares at December 31, 2002	(38)	(32)
Additional paid-in-capital	3,485,085	3,480,773
Unearned compensation	(5,529)	(1,862)
Accumulated other comprehensive deficit	(943)	(1,071)
Accumulated deficit	(2,231,310)	(2,167,395)

Total shareholders' equity	1,250,169	1,313,287

Total liabilities and shareholders' equity	$2,574,543	$2,547,540

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies' Form 10-K for the year ended
December 31, 2002, are an integral part of these financial statements.

LA QUINTA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUE:
Lodging	$136,765	$142,725	$256,865	$274,593
Other	1,364	3,332	2,595	9,952

	138,129	146,057	259,460	284,545

EXPENSES:
Direct lodging operations	59,551	59,395	114,829	117,439
Other lodging expenses	20,844	18,538	39,403	38,268
General and administrative	15,405	11,292	30,616	25,918
Interest, net	16,514	18,580	30,763	37,176
Depreciation and amortization	32,788	32,623	64,574	62,348
Impairment of property, plant and equipment	4,578	—	66,590	—
Other expense (income)	3,950	(9,942)	7,133	(12,602)

	153,630	130,486	353,908	268,547

(Loss) income before minority interest, income taxes and cumulative effect of change in accounting principle	(15,501)	15,571	(94,448)	15,998
Minority interest	(4,602)	(4,631)	(9,112)	(9,257)
Income tax benefit (expense)	6,476	(5,424)	39,645	(202,096)

(Loss) income before cumulative effect of change in accounting principle	(13,627)	5,516	(63,915)	(195,355)
Cumulative effect of change in accounting principle	—	—	—	(258,957)

Net income (loss)	$(13,627)	$5,516	$(63,915)	$(454,312)

EARNINGS PER SHARE—BASIC AND ASSUMING DILUTION
(Loss) income before cumulative effect of change in accounting principle	$(0.10)	$0.04	$(0.45)	$(1.37)
Cumulative effect of change in accounting principle	—	—	—	(1.81)

Net income (loss)	$(0.10)	$0.04	$(0.45)	$(3.18)

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies' Form 10-K for the year ended
December 31, 2002, are an integral part of these financial statements.

LA QUINTA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(63,915)	$(454,312)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64,574	62,348
Gain on sale of assets	(4)	(6,522)
Stock based compensation	1,186	1,659
Deferred tax (benefit) expense	(39,711)	202,020
Cumulative effect of change in accounting principle	—	258,957
Minority interest	9,112	9,257
Amortization of debt issuance costs	1,332	4,685
Loss (gain) on early extinguishments of debt	6,202	(242)
Impairment of property, plant and equipment	66,590	—
Net change in other assets and liabilities	(14,211)	(15,237)

Net cash provided by operating activities	31,155	62,613

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(32,067)	(58,362)
Prepayment proceeds and principal payments received on mortgages	—	397
Proceeds from sale of assets	6,246	182,432
Other	(4,284)	(3,348)

Net cash (used in) provided by investing activities	(30,105)	121,119

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	360,000	—
Repayment of long-term debt	(215,818)	(185,693)
Debt issuance costs	(8,439)	(105)
Dividends/distributions to shareholders	(9,000)	(5,063)
Proceeds from employee stock purchases and other	510	915
Purchase of treasury shares	(1,338)	—
Debt repurchase premium	(6,095)	—
Other	(352)	(387)

Net cash provided by (used in) financing activities	119,468	(190,333)

Net increase (decrease) in cash and cash equivalents	120,518	(6,601)

Cash and cash equivalents at:
Beginning of period	9,647	137,716

End of period	$130,165	$131,115

Supplemental disclosure of cash flow information (note 2)

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies' Form 10-K for the year ended
December 31, 2002, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$123,746	$7,596
Fees, interest and other receivables	10,018	10,890
Rent and royalties receivable	160,000	160,000
Other current assets, net	2,907	1,172

Total current assets	296,671	179,658

Note receivable—La Quinta Corporation	—	5,416
Deferred income taxes, net	10,794	10,891
Intangible assets, net	61,844	63,524
Property, plant and equipment, net	2,141,079	2,243,548
Mortgages and other notes receivable	64,429	64,507
Other non-current assets	29,491	22,010

Total assets	$2,604,308	$2,589,554

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term borrowings and current maturities of long-term debt	$51,040	$106,739
Accounts payable	8,710	24,974
Accrued expenses and other current liabilities	40,392	44,529

Total current liabilities	100,142	176,242
Long-term debt	758,077	558,302
Other non-current liabilities	21,730	21,449

Total liabilities	879,949	755,993

Commitments and contingencies
Minority interest	27,102	27,514
Shareholders' Equity:
LQ Properties Preferred Stock, $0.10 par value; 6,000 shares authorized; 701 shares issued and outstanding	70	70
LQ Properties Class A Common Stock, $0.01 par value; 1,000 shares authorized; 100 shares issued and outstanding	1	1
LQ Properties Class B Common Stock, $0.01 par value; 500,000 shares authorized; 145,130 shares issued and 143,214 shares outstanding at June 30, 2003 and 143,678 shares issued and 142,109 shares outstanding at December 31, 2002	1,452	1,437
Treasury Stock, at par; 1,917 shares at June 30, 2003 and 1,569 shares at December 31, 2002	(19)	(16)
Additional paid-in-capital	3,515,635	3,545,107
Unearned compensation	(8)	(77)
Equity investment in La Quinta Corporation	(41,595)	(41,595)
Accumulated deficit	(1,778,279)	(1,698,880)

Total shareholders' equity	1,697,257	1,806,047

Total liabilities and shareholders' equity	$2,604,308	$2,589,554

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies' Form 10-K for the year ended
December 31, 2002, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUE:
Lodging	$1,508	$1,460	$3,023	$3,100
Rent from La Quinta Corporation	50,988	53,945	96,370	119,981
Royalty from La Quinta Corporation	4,489	4,565	7,977	9,015
Other	1,364	3,332	2,595	9,952

	58,349	63,302	109,965	142,048

EXPENSES:
Direct lodging operations	157	58	341	116
Other lodging expenses	7,534	7,723	15,454	15,521
General and administrative	1,894	2,462	3,931	6,346
Interest, net	16,297	18,232	30,216	36,659
Depreciation and amortization	27,220	25,240	55,694	52,073
Impairment of property, plant and equipment	4,578	—	66,590	—
Other expense (income)	4,206	(10,803)	6,152	(13,463)

	61,886	42,912	178,378	97,252

(Loss) income before minority interest, income taxes and cumulative effect of change in accounting principle	(3,537)	20,390	(68,413)	44,796
Minority interest	(985)	(1,061)	(1,822)	(2,008)
Income tax (expense) benefit	(185)	39	(164)	(184)

(Loss) income before cumulative effect of change in accounting principle	(4,707)	19,368	(70,399)	42,604
Cumulative effect of change in accounting principle	—	—	—	(258,957)

Net income (loss)	(4,707)	19,368	(70,399)	(216,353)
Preferred stock dividends	(4,500)	(4,500)	(9,000)	(9,000)

Net income (loss) available to common shareholders	$(9,207)	$14,868	$(79,399)	$(225,353)

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies' Form 10-K for the year ended
December 31, 2002, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70,399)	$(216,353)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55,694	52,073
Gain on sale of assets	(4)	(6,522)
Stock based compensation	68	945
Deferred tax expense	97	108
Cumulative effect of change in accounting principle	—	258,957
Minority interest	1,822	2,008
Amortization of debt issuance costs	1,332	4,685
Loss (gain) on early extinguishments of debt	6,202	(242)
Impairment of property, plant, and equipment	66,590	—
Net change other assets and liabilities	(36,085)	(42,311)

Net cash provided by operating activities	25,317	53,348

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24,912)	(52,648)
Prepayment proceeds and principal payments received on mortgages	—	397
Proceeds from sale of assets	6,246	182,432
Other	(3,868)	119

Net cash (used in) provided by investing activities	(22,534)	130,300

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	360,000	—
Repayment of long-term debt	(215,818)	(185,693)
Debt issuance costs	(8,439)	(105)
Dividends/distributions to shareholders	(39,000)	(6,334)
Debt repurchase premium	(6,095)	—
Proceeds from intercompany note	25,125	—
Proceeds from exercise of stock options	—	915
Purchase of common stock	(172)	—
Dividends paid to La Quinta Corporation	(2,234)	—

Net cash provided by (used in) financing activities	113,367	(191,217)

Net increase (decrease) in cash and cash equivalents	116,150	(7,569)
Cash and cash equivalents at:
Beginning of period	7,596	136,973

End of period	$123,746	$129,404

Supplemental disclosure of cash flow information (note 2)

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies' Form 10-K for the year ended
December 31, 2002, are an integral part of these financial statements.

LA QUINTA CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

        The common stock of La Quinta Corporation ("LQ Corporation") and its controlled subsidiary, La Quinta Properties, Inc. ("LQ Properties") are attached and traded together as a single unit on the New York Stock Exchange under the symbol "LQI". LQ Properties became a controlled subsidiary of LQ Corporation effective January 2, 2002. Prior to January 2, 2002, LQ Corporation and LQ Properties were two separate companies that maintained an organizational structure called a "paired share REIT" under the grandfathering provisions of the Internal Revenue Code of 1986, as amended (the "Code"). The term LQ Corporation includes those entities owned or controlled by LQ Corporation (including its controlled subsidiaries LQ Properties and La Quinta Inns, Inc.); the term LQ Properties includes those entities owned or controlled by LQ Properties; and the terms "we," "us," "our," "La Quinta", "the companies" or "The La Quinta Companies" refers to LQ Corporation, LQ Properties and their respective subsidiaries, collectively.

        On January 2, 2002, we completed our legal and tax reorganization (the "Reorganization") of the existing organization of our companies whereby LQ Properties became a subsidiary controlled by LQ Corporation while continuing its status as a real estate investment trust ("REIT"). As a result of the Reorganization, each outstanding share of common stock of LQ Properties held by La Quinta's shareholders was converted into one share of a new class B common stock of LQ Properties and each outstanding share of common stock of LQP Acquisition Corp., a newly formed, wholly owned subsidiary of LQ Corporation that was merged with and into LQ Properties, was converted into one share of a new class A common stock of LQ Properties. Following the Reorganization, each share of common stock of LQ Corporation, that was previously paired with the common stock of LQ Properties, is now attached and trades as a single unit with the new class B common stock. The Reorganization was accounted for as a reorganization of two companies under common control with no revaluation of the assets and liabilities of the combining companies (see note 3).

        La Quinta's primary focus is the lodging business. La Quinta conducts the majority of its business and makes its investments through one principal business unit which owns and operates its lodging real estate assets. The lodging facilities include hotels located primarily in the western and southern regions of the United States. La Quinta's lodging real estate assets are owned by LQ Properties or its subsidiaries and operated by LQ Corporation through its subsidiary, La Quinta Inns, Inc.

Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

        Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in this Joint Quarterly Report on Form 10-Q (referred to as this Joint Quarterly Report), in accordance with the Rules and Regulations of the Securities and Exchange Commission (the "SEC"). We believe the disclosures contained in this Joint Quarterly Report are adequate to make the information presented not misleading. See our Joint Annual Report for additional information relevant to significant accounting policies that we follow.

        We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

        The accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows represent the financial position and results of operations and cash flows of LQ Corporation on a consolidated basis with its controlled subsidiary LQ Properties and LQ Properties on a consolidated basis and, in each case, includes the assets, liabilities, revenues and expenses of entities (in the absence of other factors determining control) where LQ Corporation and/or LQ Properties own over 50% of the voting shares of another company or, in the case of partnership investments, where LQ Corporation and/or LQ Properties own a majority of the general partnership interest. The control factors we consider include the ability of minority shareholders or other partners to participate in or block management decisions. In addition, other than its two consolidated joint ventures, La Quinta does not currently operate or manage any hotels under management agreements with third parties where we maintain an equity ownership position, have the ability to exercise significant influence and are exposed to risks of operations which are sufficient to require consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Seasonality

        The hotel industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margins and net earnings. In addition, the opening of newly constructed hotels and the timing of any hotel acquisitions or sales may cause a variation of revenue from quarter to quarter.

Valuation of Long-Lived Assets

        La Quinta's management reviews the performance of real estate investments on an on-going basis for impairment as well as when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. La Quinta identifies properties it intends to sell and properties it intends to hold for use. For each lodging asset held for use, if the sum of expected future cash flows (undiscounted and without interest charges) is less than the net book value of the asset, the excess of the net book value over La Quinta's estimate of fair value of the asset is charged to current earnings. La Quinta's estimate of fair value of the asset then becomes the new cost basis of the asset and this new cost basis is then depreciated over the asset's remaining life. When an asset is identified by management as held for sale, authority to sell the property has been obtained, and management expects to sell the asset within twelve months, the asset is classified as such and depreciation of the asset is discontinued and the carrying value is reduced, if necessary, to the estimated fair value less costs to sell by recording a charge to current earnings. Fair value is determined based upon an analysis of a number of different valuation methods including discounted cash flows of the assets at rates deemed reasonable for the type of property and prevailing market conditions, appraisal, multiple of revenues consistent with market conditions and, if appropriate, current estimated net sales proceeds from pending offers. All assets held for sale are monitored through the date of sale for potential adjustment based on offers La Quinta is willing to take under serious consideration and continued review of facts and circumstances. Once an asset is sold, contracts are reviewed to determine whether: (1) a sale has been consummated, (2) there has been a complete transfer of risks and rewards, (3) the buyer's investment is adequate and (4) there are any contingencies or obligations to La Quinta that should be taken into consideration in recording the disposition of the asset. A gain or loss on disposition is recorded to the extent that the amounts ultimately received for the sale of assets differ from the adjusted book values of the assets. Losses on sales of assets are recognized at the time the assets are sold. Gains on sales of assets are recognized at the time the assets are sold provided there is reasonable assurance of the collectibility of the sales price and any future activities to be performed by the companies relating to the assets sold are expected to be insignificant.

Stock Based Compensation

        In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to FASB Statement 123" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS 148 on January 1, 2003.

        SFAS 123 provides companies an alternative to accounting for stock-based compensation as prescribed under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123 encourages, but does not require, companies to recognize expense for stock-based awards based on their fair value at date of grant. SFAS 123 allows companies to follow existing accounting rules (intrinsic value method under APB 25) provided that pro forma disclosures are made of what net income and earnings per share would have been had the fair value method been used. We have elected to adopt the disclosure requirements of SFAS 123, but will continue to account for stock-based compensation under APB 25.

        At June 30, 2003, we had various stock-based employee compensation plans. We account for the plans under the recognition and measurement principles of APB 25 and related interpretations. No stock-based employee compensation cost is charged to earnings for options, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the companies' stock option-based compensation plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method pursuant to SFAS 123, the companies' net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Net income (loss), as reported	$(13,627)	$5,516	$(63,915)	$(454,312)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,374)	(1,292)	(2,464)	(2,168)

Pro forma net income (loss)	$(15,001)	$4,224	$(66,379)	$(456,480)

Earnings per share:
Basic and assuming dilution—as reported	$(0.10)	$0.04	$(0.45)	$(3.18)
Basic and assuming dilution—pro forma	$(0.10)	$0.03	$(0.46)	$(3.19)

        The companies grant restricted stock awards to certain employees. The difference between the price to the employee and the market value at grant date is charged to unearned compensation and carried as a component of equity and amortized over the related vesting period.

Reclassification

        Certain reclassifications have been made to the 2002 presentation to conform to the 2003 presentation.

Newly Issued Accounting Standards

        On June 28, 2002, the FASB voted in favor of issuing SFAS 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for financial statements issued for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our consolidated financial position and results of operations to date. We will continue to evaluate the potential impact of SFAS 146 on our consolidated financial position and results of operations.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that, upon issuance of a guarantee, a guarantor must recognize a liability for the fair market value of an obligation assumed under the guarantee. Disclosures by the guarantor in its interim and quarterly financial statements about obligations associated with guarantees issued are also required by FIN 45. The recognition requirements of FIN 45 are effective for guarantees that are issued after December 31, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial position and results of operations to date. We will continue to evaluate the potential impact of FIN 45 on our consolidated financial position and results of operations.

        In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Financial Instruments and Hedging Activities," ("SFAS 149") was issued and is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The changes in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying guarantee to conform it to language used in FIN 45 and (4) amends certain other existing pronouncements. We do not believe SFAS 149 will have a material effect on our consolidated results of operations or financial position. We will continue to evaluate the potential impact of SFAS 149 on our consolidated financial position and results of operations.

        In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. The provisions of SFAS 150, which we adopted in 2003, did not have a material impact on our consolidated financial statements. We will continue to evaluate the potential impact of SFAS 150 on our consolidated financial position and results of operations.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties ("variable interest entities"). Variable interest entities ("VIEs") are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. Under FIN 46, the primary beneficiary of a VIE is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. FIN 46 also requires new disclosures about VIEs.

        On occasion, we have provided, and, at our discretion, may occasionally provide franchisees with, various forms of financing or incentive payments upon varying terms, depending upon a number of factors. These factors include: the amount of the financing, the number of hotels involved and their location, the number of rooms involved, relevant market conditions, the credit worthiness of the franchisee and any proposed guarantors, and other factors that may warrant the provision of assistance with conversion to our brand. These various forms of financing or incentive payments will be evaluated by us to determine the appropriate accounting treatment under the requirements of FIN 46.

        On February 1, 2003, we adopted FIN 46 for VIEs created after January 31, 2003 and for VIEs in which we obtained an interest after January 31, 2003 and it did not have a material impact on our consolidated financial statements. On July 1, 2003, we adopted FIN 46 for VIEs in which we hold a variable interest that we have acquired before February 1, 2003. We have not completed our assessment of whether or not the adoption of FIN 46 will have a material impact on our consolidated financial statements.

2. Supplemental Cash Flow Information

        Details of interest and income taxes paid and non-cash investing and financing transactions for LQ Corporation follow:

	Six Months Ended June 30,
	2003	2002
	(In thousands)
Interest paid during the period	$26,307	$43,531
Interest capitalized during the period	—	474
Income taxes paid during the period	417	701
Non-cash investing and financing transactions:
Conversion of capital lease to operating lease	—	2,500

3. Reorganization

        On January 2, 2002, the Reorganization between LQ Corporation and LQ Properties was completed whereby LQ Properties became a subsidiary controlled by LQ Corporation while continuing as a REIT. As a result of the Reorganization, each outstanding share of common stock of LQ Properties was converted into one share of class B non-voting common stock of LQ Properties and is attached and trades as a single unit with the common stock of LQ Corporation that had previously been paired with the common stock of LQ Properties. The Reorganization was accounted for, in accordance with SFAS No. 141, "Business Combinations", as a reorganization of two companies under common control with no revaluation of the assets and liabilities of the combining companies. Common control was established through operation of pairing provisions set forth in the charter of each of LQ Corporation and LQ Properties under which the common stock of each company traded as a single unit and resulted in 100% ownership of approximately 143,083,000 shares each of the common stock of LQ Corporation and LQ Properties being held by the identical shareholders on November 6, 2001 (the record date) and thereby also facilitating the voting of the entities' shares in concert. In connection with the Reorganization, LQ Properties transferred approximately $81 million of brand intangibles and related rights to La Quinta Franchise, LLC and La Quinta Worldwide, LLC (both 99% owned subsidiaries of LQ Properties before the transfer). As part of the Reorganization, LQ Properties then transferred an approximate 98% interest in La Quinta Franchise, LLC and an approximate 40% interest in La Quinta Worldwide, LLC to LQ Corporation in exchange for approximately 9,430,000 unpaired shares of LQ Corporation common stock. LQ Properties' investment in the 9,430,000 shares of LQ Corporation common stock has been presented as contra equity on the accompanying LQ Properties' balance sheet as of June 30, 2003 and December 31, 2002, in accordance with EITF 98-2, "Accounting by a Subsidiary or Joint Venture for an Investment in the Stock of Its Parent Company or Joint Venture Partner".

        As a result of the transfer of a majority interest in La Quinta Franchise, LLC to LQ Corporation, La Quinta Franchise, LLC is consolidated into the financial statements of LQ Corporation. The net effect of these transactions was an approximate $15 million and $42 million reduction in LQ Properties' assets and shareholders' equity, respectively. As a result of the Reorganization, we recorded a one-time charge of approximately $196,520,000 in January 2002 to establish the net deferred tax liability of La Quinta and recognize the future impact of temporary differences between the book value and tax basis of lodging and healthcare assets and liabilities, including net operating losses ("NOLs") of LQ Properties and LQ Corporation.

4. Property, Plant and Equipment

        The following is a summary of our investment in property, plant and equipment:

	June 30, 2003	December 31, 2002
	(In thousands)
Land	$363,031	$358,875
Buildings and improvements, net of accumulated depreciation of $436,426 and $385,541, respectively	1,825,392	1,925,868
Assets held for sale, net of accumulated depreciation of $3,191 and $5,334, respectively	17,513	25,346

Property, plant and equipment, net	$2,205,936	$2,310,089

        At June 30, 2003 and December 31, 2002, the net book value of lodging property, plant, and equipment was $2,153,701,000 and $2,248,710,000, respectively. During the six months ended June 30, 2003 and 2002, we incurred $24,343,000 and $49,658,000, respectively, in capital improvements related to lodging properties. Additionally, we recorded depreciation expense and write-offs of approximately $26,387,000 and $24,515,000 for the three months ended June 30, 2003 and 2002, respectively, and $54,353,000 and $50,856,000 for the six months ended June 30, 2003 and 2002, respectively. For the three and six months ended June 30, 2003, we recorded $4,256,000 and $64,999,000, respectively, of impairments related to a total of eleven held for use properties. No impairments were recorded during the three and six months ended June 30, 2002.

        At June 30, 2003 and December 31, 2002, the net book value of corporate property, plant and equipment was $34,722,000 and $36,033,000, respectively. During the six months ended June 30, 2003 and 2002, we incurred $6,925,000 and $6,047,000, respectively, in capital improvements related to corporate property, plant and equipment. Additionally, we recorded depreciation expense and write-offs on corporate property, plant and equipment of approximately $5,430,000 and $7,194,000 for the three months ended June 30, 2003 and 2002, respectively, and $8,236,000 and $9,482,000 for the six months ended June 30, 2003 and 2002, respectively.

        At June 30, 2003 and December 31, 2002, certain assets continued to be classified as held for sale. These assets were classified as held for sale prior to the initial application of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), and are therefore being accounted for under the transition provisions of SFAS 144 with respect to the inclusion of these assets' related results of operations in the companies' continuing operations. In addition, during the initial one year period, circumstances arose which resulted in such assets not selling by the end of that period. These assets continue to be actively marketed at a reasonable price given the change in market conditions and therefore continue to be classified as assets held for sale. At June 30, 2003 and December 31, 2002, the estimated fair market value of assets held for sale was $17,513,000 and $25,346,000, respectively. During the three and six months ended June 30, 2003, we recorded additional impairments of $322,000 and $1,591,000 related to one property and nine properties, respectively, held for sale. No impairments were recorded on held for sale properties during the three and six months ended June 30, 2002. During the six months ended June 30, 2003 and 2002, we sold three and five hotels, respectively, with net book values of $6,242,000 and $12,342,000, respectively. Net proceeds on these transactions were $6,131,000 and $11,736,000, respectively, and resulted in a net loss of $111,000 and $606,000, respectively.

        We continue to evaluate the assets in our total portfolio as well as to pursue an orderly disposition of our held for sale assets. There can be no assurance if or when sales will be completed or whether such sales will be completed on terms that will enable us to realize the full carrying value of such assets.

        The following details changes in the net book value of property, plant and equipment for the six months ended June 30, 2003:

	Lodging	Corporate	Held-for-sale	Total
	(In thousands)
Property, plant and equipment, net at December 31, 2002	$2,248,710	$36,033	$25,346	$2,310,089
Capital improvements	24,343	6,925	—	31,268
Depreciation expense and write-offs	(54,353)	(8,236)	—	(62,589)
Impairments	(64,999)	—	(1,591)	(66,590)
Net book value assets sold	—	—	(6,242)	(6,242)

Property, plant and equipment, net at June 30, 2003	$2,153,701	$34,722	$17,513	$2,205,936

5. Mortgages and Other Notes Receivable

        At June 30, 2003 and December 31, 2002, the net book value of mortgages receivable related to two mortgage loans on medical office buildings which serve as the headquarters for a healthcare operator was $26,212,000. The interest income on these two mortgage loans was approximately

$154,000 and $186,000 for the three months ended June 30, 2003 and 2002, respectively, and $308,000 and $373,000 for the six months ended June 30, 2003 and 2002, respectively.

        At June 30, 2003 and December 31, 2002, the net book value of other notes receivable was $33,853,000 and $33,931,000, respectively. Included in other notes receivable is $33,014,000 in subordinated notes received as consideration in connection with the sale of certain healthcare assets during 2002. Interest income on these notes was approximately $1,140,000 and $963,000 for the three months ended June 30, 2003 and 2002, respectively, and $2,228,000 and $1,954,000 for the six months ended June 30, 2003 and 2002, respectively.

6. Indebtedness

        We had the following debt activity for the six months ended June 30, 2003:

	Notes Payable	Bank Notes Payable	Total
	(In thousands)
Balance at December 31, 2002	$665,041	$—	$665,041
Borrowings	325,000	35,000	360,000
Repayment of principal	(180,818)	(35,000)	(215,818)
Other	(106)	—	(106)

Balance at June 30, 2003	$809,117	$—	$809,117

Notes Payable

        During the six months ended June 30, 2003, we repaid approximately $180,730,000 in principal on notes payable scheduled to mature (or that were redeemable at the option of the holders) on September 10, 2003, September 26, 2003, March 15, 2004 and August 15, 2004, and recorded a net loss on early extinguishment included in other expense during the three months ended June 30, 2003 and 2002 of approximately $4,268,000 and $632,000, respectively, and approximately $6,202,000 and $471,000, for the six months ended June 30, 2003 and 2002, respectively. Additionally, we repaid approximately $88,000 in principal on other notes payable during the six months ended June 30, 2003. During this same period, we also issued $325,000,000 of senior notes bearing a coupon rate of 8.875% and having a maturity of March 15, 2011. These notes were issued by LQ Properties and guaranteed by LQ Corporation. These notes are subject to, among other types of covenants, certain restrictive financial incurrence covenants such as limitations on the incurrence of indebtedness (proforma fixed charge coverage ratios can not exceed 2.0 times excluding certain adjustments) and restricted payments (generally limited to 95% of funds from operations as it is defined in the indenture pursuant to which the notes were issued). In addition to the financial covenants, the indenture also includes limitations on asset sales, issuances of certain capital stock, sale and leaseback transactions, and affiliate transactions.

        Included in notes payable is $150,000,000 principal amount of 7.114% notes ("Notes"), due in August 2011, (repayable by LQ Properties in August 2004 at the option of the note holder, Meditrust Exercisable Put Option Securities Trust (the "Trust")) net of $117,450,000 face amount of the related Exercisable Put Option Securities ("Securities"), purchased by LQ Properties. The Securities, which have pass-through characteristics, represent beneficial interests in the Trust that holds the 7.114% Notes. The Trust was established by LQ Properties as part of a 1997 financing to hold the 7.114% Notes. If our 7.114% Notes are still outstanding from and after August 15, 2004, the interest rate will increase by a spread amount, as defined in the Indenture, over the current 7.114% interest rate (the "Interest Rate to Maturity"). A third party (the "Call Holder") has the option to purchase the Notes at 100% of their principal amount on August 15, 2004 (the "Call Option"). If the Call Holder exercises the Call Option, we may repurchase the Notes from the Call Holder at a price equal to the greater of (a) 100% of the principal amount of the Notes or (b) the sum of the present values of the remaining principal and interest payments (at the 7.114% coupon rate) discounted at the rate of U.S. Treasury securities having maturities similar to the remaining term of the Notes, plus in either case accrued and unpaid interest. The estimated fair value of the repurchase of the Notes from the Call Holder is approximately $181,700,000 and $172,580,000 at June 30, 2003 and December 31, 2002, respectively. The Trust has the right to require us to purchase all of the Notes at 100% of their principal amount on August 15, 2004 (the "Put Option"). The Trust is required to exercise the Put Option if (a) the Call Holder fails to exercise the Call Option or (b) the Call Holder exercises the Call Option but fails to make payment on the date required. As of June 30, 2003 and December 31, 2002, LQ Properties owned $117,450,000 and $56,366,000, respectively, of the Securities issued by the Trust. Accordingly, if the Call Option is exercised and LQ Properties does not exercise its repurchase rights described above, LQ Properties will have a non-callable $150,000,000 obligation that matures in August 2011, and will bear interest at the Interest Rate to Maturity. In this event, we will receive $117,450,000 as a contemporaneous distribution from the Trust, representing a portion of the price paid by the Call Holder to the Trust upon exercise of the Call Option. Upon the initial application of SFAS No. 133, "Accounting for Derivative Instruments and Hedge Accounting" ("SFAS 133"), LQ Properties determined that the Call Option, Put Option, repurchase, and reset of interest did not meet the characteristics of derivative instruments as defined in SFAS 133.

Bank Notes Payable

        We are a party to a credit agreement with a bank group which provides for a $225,000,000 revolving line of credit (the "Credit Facility"). On March 5, 2003, the Credit Facility was amended, which resulted in an extension of the maturity date to January 4, 2004, reduction in the commitment amount to $125,000,000, elimination of the minimum lodging Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") covenant and modification of other covenants and other provisions.

        Approximately $102,317,000 (net of a $22,683,000 outstanding letter of credit) was available under the revolving line of credit at June 30, 2003. Borrowings under the revolving line of credit currently bear interest at London Interbank Offered Rate ("LIBOR") plus 3.50%. During the six months ended June 30, 2003, we borrowed and repaid $35,000,000 under the revolving line of credit.

        The Credit Facility, as amended contains several restrictive financial covenants (as defined in the credit agreement), which include the following:

  •
  maximum net debt to EBITDA (total leverage) ratio of 5.0 times;
  •
  minimum interest coverage ratio of 2.1 times;
  •
  minimum fixed charge coverage ratio of 1.35 times;

  •
  maximum net debt to total capitalization ratio of 55%; and
  •
  minimum consolidated tangible net worth minimum of $1.4 billion, adjusted for the Reorganization effects.

        In addition to the financial covenants, the Credit Facility also includes limitations on capital expenditures, asset sales, secured debt, certain investments, common stock dividends, and debt and share repurchases. We were in compliance with the covenants related to our credit facility at June 30, 2003.

7. Commitments and Contingencies

        On December 7, 2000, a legal action was filed in the United States District Court for the District of Colorado, entitled Eric Potteiger v. La Quinta Inns, Inc. and The Meditrust Companies (Civ. Action No. 00-D-2456). We are named as a defendant in the complaint. Plaintiff seeks to recover compensatory and punitive damages from us, to the maximum statutory amount, and other damages, for injuries which he allegedly sustained in October 2000 as a result of carbon monoxide exposure which he experienced while he was a guest at a La Quinta Inn & Suites. We have insurance coverage that we believe will be available to cover the potential losses resulting from such incidents although losses characterized as punitive or similar damages may not be covered by customary insurance coverage such as ours. We believe that La Quinta Inns, Inc. has meritorious defenses to this lawsuit that may satisfy all or part of any potential liability that may be found against La Quinta Inns, Inc. We intend to continue vigorously contesting and defending this case.

        On June 27, 2001, a complaint was filed in the United States District Court for the District of Massachusetts, entitled Steadfast Insurance Co. v. Meditrust Corp., et al. (Civ. Action No. 01-CV-11115-MEL). On November 30, 2001 that complaint was amended, and the amended complaint was entitled Steadfast Insurance Co. v. La Quinta Properties, Inc. (Civ. Action No. 01-CV-11115-MEL). The complaint and the amended complaint were filed by plaintiff under seal. LQ Properties accepted service of the amended complaint on December 19, 2001 and filed an answer and counterclaim on April 3, 2002. The plaintiff, which claims to be the subrogee or assignee of the claims of various entities, alleges purported causes of action including breach of contract, negligence, violation of 15 U.S.C. § 771, violation of Mass. Gen. L. c. 110 § 410, negligent misrepresentation and violation of Mass. Gen. L. c. 93A, § 11, arising out of an alleged misrepresentation in the offering memorandum for Meditrust Corporation's 7.114% Exercisable Put Option Securities. The amended complaint sought approximately $15 million plus other potential damages. LQ Properties filed a motion for summary judgment on June 27, 2002. The plaintiff opposed that motion on August 26, 2002, at which time the plaintiff also cross-moved for summary judgment, which LQ Properties opposed on October 25, 2002. A hearing on the cross-motions for summary judgment took place on May 22, 2003. On June 4, 2003, the Court issued an order granting in full LQ Properties' motion for summary judgment, denying the plaintiff's motion for summary judgment, and dismissing in its entirety the plaintiff's case against LQ Properties. The plaintiff has filed a notice of appeal. We believe that the Court's decision will be upheld on appeal. We also believe that LQ Properties has claims against a third-party defendant and non-parties to the lawsuit that may satisfy all or part of any potential liability that may be found against LQ Properties. We intend to continue vigorously contesting and defending this case.

        In January 2002, KSL Desert Resorts, Inc. filed a legal action in the United States District Court for the Central District of California against LQ Corporation, et al. (No. CV-02-007 RT (SGLx)). The plaintiff, which uses the name "La Quinta Resort & Club" for a destination resort and country club located in La Quinta, California, claims that LQ Corporation has infringed its alleged trademark rights, among other allegations, notwithstanding our "incontestable" federal trademark registrations of the mark "La Quinta" and other marks including the mark "La Quinta" for hotel and motel services. The plaintiff seeks an injunction to prevent La Quinta, our agents, servants, employees, and our attorneys from using the mark "La Quinta" in Palm Springs, in the Coachella Valley, or throughout the United States. The plaintiff also seeks to cancel our federal trademark registrations that include the phrase "La Quinta" and to require destruction of any items under our control which include the phrase "La Quinta." In October, 2002, the defendants filed an answer denying the material allegations in the complaint and asserting several affirmative defenses, including defenses alleging that the plaintiff is estopped from asserting its actions. The defendants also filed counterclaims seeking to cancel plaintiff's federal trademark registrations using the "La Quinta" name for its destination resort and club. During settlement negotiations, the parties had reached apparent tentative settlement agreements, but those efforts have failed to result in a final and binding agreement. The action remains in the pre-trial stage, and the Court has stayed proceedings until December 2003, to allow time for the parties to conduct a mediation of the dispute. If the mediation is unsuccessful in settling or satisfactorily resolving the dispute, we intend to vigorously defend the complaint and pursue our counterclaims. In the event the plaintiff should prevail, possible range of loss is not currently estimable.

        On March 17, 1997, New York New York Hotel and Casino LLC ("NYNY") purchased from La Quinta Development Partners, L.P. Inn #536 located in Las Vegas, Nevada. La Quinta then leased this hotel back from NYNY. The lease was terminated with proper notice and the property was returned to NYNY on July 31, 2002. On December 4, 2002, NYNY filed suit against La Quinta Development Partners, L.P. and La Quinta Inns, Inc. in the District Court for Clark County, Nevada (Case No. A460092) alleging, among other claims, breach of contract relating to the hotel leased from NYNY. NYNY alleges that the hotel was not returned in the condition required under the lease and the property would have to be demolished. This matter was removed to the United States District Court for the State of Nevada on December 13, 2002 (Case No. CV-S-1639-KJD-RJJ). La Quinta believes it has meritorious defenses to the allegations charged in this matter and intends to vigorously contest and defend this case. We believe the possible estimated range of loss is between $0 and $2.5 million, excluding legal fees.

        We are party to certain claims involving healthcare facilities formerly owned by LQ Properties that were leased to and operated by third party operators. Although we required our third party operators to maintain insurance coverage insuring LQ Properties' interests in the facilities as well as their own, this insurance coverage may not be adequate to fully protect us. We have been notified that one of the companies providing such insurance coverage, Reliance Insurance Company, was ordered into liquidation on October 3, 2001. Although we cannot predict what effect the liquidation of Reliance Insurance Company will have on pending claims, we do not consider our ultimate liability with respect to any one of these claims or lawsuits, as well as any other uninsured claims and lawsuits involving healthcare facilities formerly owned by LQ Properties that were leased to and operated by third party operators, to be material in relation to our consolidated financial condition or operations.

        In addition, we are party to a number of other uninsured claims and lawsuits arising out of the normal course of business relating to our lodging operations. We regularly evaluate our ultimate liability and attendant costs with respect to these claims and lawsuits. We do not consider our ultimate liability with respect to any of these claims or lawsuits, to be material in relation to our consolidated financial condition or operations.

        Under certain franchise agreements, we are committed to provide financial assistance, including but not limited to, loans, reimbursements, rebates, credits and other incentive payments to help defray the cost of construction and other costs associated with opening and operating a La Quinta hotel. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise or joint venture agreements. At June 30, 2003, we had $10.1 million in outstanding commitments of financial assistance to various franchisees, of which $4.3 million had been funded, net of $1.0 million of repayments. The unamortized balance of amounts funded on other incentive payments is included in Other Non-current Assets in the accompanying consolidated balance sheet. These agreements generally require that, in the event that the franchise relationship is terminated, the franchisee either repay the outstanding loan balance or unamortized portion of other incentive payments, or transfer to us any equipment, computer or other property purchased by franchisee with other incentive payments. During the three months ended June 30, 2003, we applied the provisions of EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", by reclassifying the amortization of previously funded franchise incentive payments from operating expense to franchise revenue. The amounts were reclassified from operating expense to reduce franchise revenue by approximately $131,000 and $41,000 for the three months ended June 30, 2003 and 2002, respectively, and approximately $273,000 and $74,000 for the six months ended June 30, 2003 and 2002, respectively.

        LQ Properties had purchase commitments related to certain continuing redevelopment and renovation projects of approximately $1,632,000 at June 30, 2003.

8. Distributions Paid to Shareholders

        During the six months ended June 30, 2003, LQ Properties paid dividends of $7,875,000, or $0.5625 per depositary share, of its 9.00% Series A Cumulative Redeemable Preferred Stock.

        During the six months ended June 30, 2003, LQ Properties paid dividends of $1,125,000 at a rate of 9.00% per annum on the liquidation preference of $25,000 per share, of its 9.00% Series B Cumulative Redeemable Preferred Stock.

        On April 25, 2003, LQ Properties paid a dividend of $30,000,000 to LQ Corporation, the sole holder of its Class A common stock.

9. Other Expense (Income)

        For the three and six month periods ended June 30, 2003 and 2002, other expense (income) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Loss (gain) on sale of assets and related costs	$82	$(4,030)	$(4)	$(6,522)
Loss on early extinguishments of debt(1)	4,268	632	6,202	471
Gain on settlement	—	(5,471)	—	(5,471)
Other(2)	(400)	(1,073)	935	(1,080)

Total other expense (income)	$3,950	$(9,942)	$7,133	$(12,602)

(1)
Incurred in connection with the prepayment of principal on notes payable.
(2)
For the three months ended June 30, 2003, other consists primarily of bad debt recoveries, a refund of relocation costs and an adjustment of amounts previously accrued for healthcare exit costs. Additionally, the six months ended June 30, 2003 included an adjustment of actuarial assumptions on deferred compensation agreement and changes in net cash surrender values of key man life policies in the healthcare business.

        Changes in accrued restructure costs for the six months ended June 30, 2003 were as follows:

	Severance & Other Exit Costs	Other	Total
	(In thousands)
Balance at December 31, 2002	$1,159	$2,110	$3,269
Payments	(279)	(170)	(449)
Accrual Adjustments	22	(238)	(216)

Balance at June 30, 2003	$902	$1,702	$2,604

10. Income Taxes

        LQ Properties has elected to be taxed as a REIT under the Code and believes it has met all the requirements for qualification as such. Accordingly, LQ Properties will generally not be subject to federal income taxes on amounts distributed to shareholders, including LQ Corporation, provided it distributes annually at least 90 percent of its REIT taxable income (determined without regard to its dividends paid deduction and by excluding net capital gain) and meets certain other requirements for qualifying as a REIT. Generally no provision for federal income taxes is believed necessary in the financial statements of LQ Properties except for certain transactions resulting in capital gains which may require federal tax provisions and for subsidiaries taxable as C-corporations. LQ Properties utilizes taxable REIT subsidiaries to conduct the operations of TeleMatrix, Inc. and to hold certain assets which LQ Properties could not hold directly. LQ Properties has accrued and paid federal and state income taxes on the earnings of such subsidiaries.

        LQ Corporation income tax benefit (expense) is based on reported earnings before income taxes, adjusted to give effect to the income tax consequences to LQ Corporation of any amounts attributable to minority interests. Deferred income taxes reflect the temporary differences between assets and liabilities recognized for financial reporting and such amounts recognized for tax purposes, which requires recognition of deferred tax assets and liabilities. Deferred income taxes include amounts attributable to LQ Properties, as those differences will affect amounts currently or ultimately required to be distributed by LQ Properties to LQ Corporation as taxable dividends. As a result of the Reorganization, we recorded a one-time charge of approximately $196,520,000 in January 2002 to establish the net deferred tax liability of La Quinta and to recognize the future impact of temporary differences between the book value and tax basis of lodging and healthcare assets and liabilities, including NOLs of LQ Properties and LQ Corporation. As a result of recording the one-time charge, the valuation allowance that existed at December 31, 2001 with respect to the net deferred tax asset of LQ Corporation was reversed.

        As of December 31, 2002, our total federal NOL carryforwards were approximately $424,300,000, of which approximately $167,900,000 is available to LQ Properties and its taxable REIT subsidiaries. The related deferred tax asset of $159,800,000 is subject to a valuation allowance of $6,400,000 for certain state operating loss carryforwards. No valuation allowance has been provided for federal NOL carryforwards available to LQ Properties and LQ Corporation. LQ Properties and its taxable REIT subsidiaries have recorded a full valuation allowance for capital loss carryforwards of approximately $40,400,000, as utilization of these losses within the statutory five-year carryforward period is not reasonably assured. LQ Properties has also recorded a full valuation allowance with respect to federal tax credits of approximately $6,600,000 (primarily alternative minimum tax) made available to LQ Properties as a result of the Reorganization.

        Income tax benefit (expense) for the three and six month periods ended June 30, 2003 and 2002 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Current income tax (expense) benefit	$(194)	$108	$(66)	$(76)
Net deferred tax liability recorded as a result of the Reorganization	—	—	—	(196,520)
Deferred income tax benefit (expense)	6,670	(5,532)	39,711	(5,500)

Total income tax benefit (expense)	$6,476	$(5,424)	$39,645	$(202,096)

11. Earnings Per Share

        Earnings per share for LQ Corporation is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
(Loss) income before cumulative effect of change in accounting principle	$(13,627)	$5,516	$(63,915)	$(195,355)
Cumulative effect of a change in accounting principle	—	—	—	(258,957)

Net income (loss)	$(13,627)	$5,516	$(63,915)	$(454,312)

Weighted average outstanding shares of paired common stock	143,414	143,143	143,060	143,062
Dilutive effect of stock options	—	1,831	—	—

Dilutive potential of paired common stock	143,414	144,974	143,060	143,062

Earnings per share—basic and assuming dilution
(Loss) income before cumulative effect of change in accounting principle	$(0.10)	$0.04	$(0.45)	$(1.37)
Cumulative effect of a change in accounting principle	—	—	—	(1.81)

Net income (loss)	$(0.10)	$0.04	$(0.45)	$(3.18)

        Options to purchase 6,807,000 (exercise prices ranging from $3.90 per share to $16.06 per share) and 1,130,000 (exercise prices ranging from $7.46 per share to $32.77 per share) paired shares were outstanding during the three months ended June 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share ("EPS") because the options' exercise prices were equal to or greater than the average market price of the common shares.

        For the three months ended June 30, 2003, options to purchase 5,856,000 paired shares (weighted average effect of 556,000 shares) at exercise prices ranging from $1.94 per share to $3.87 per share were outstanding and were not included in the computation of diluted EPS because their inclusion would result in an antidilutive per-share amount as the companies reported a loss from continuing operations. For the three months ended June 30, 2002, options to purchase 6,961,000 paired shares (weighted average effect of 1,831,000 shares) at exercise prices ranging from $1.94 per share to $7.35 per share were outstanding and included in the computation of diluted EPS as the companies reported income from continuing operations.

        Options to purchase 6,818,000 (exercise prices ranging from $3.86 per share to $16.06 per share) and 1,133,000 (exercise prices ranging from $7.10 per share to $32.77 per share) paired shares were outstanding during the six months ended June 30, 2003 and 2002, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were equal to or greater than the average market price of the common shares.

        In addition, for the six months ended June 30, 2003, options to purchase 5,846,000 paired shares (weighted average effect of 474,000 shares) at exercise prices ranging from $1.94 per share to $3.79 per share were outstanding and were not included in the computation of diluted EPS because their inclusion would result in an antidilutive per-share amount as the companies reported a loss from continuing operations. For the six months ended June 30, 2002, options to purchase 6,958,000 paired shares (weighted average effect of 1,646,000 shares) at exercise prices ranging from $1.94 per share to $7.01 per share were outstanding and were not included in the computation of diluted EPS because their inclusion would result in an antidilutive per-share amount as the companies reported a loss from continuing operations.

12. Transactions between LQ Corporation and LQ Properties

        LQ Corporation, exclusive of its controlled subsidiaries, leases hotel facilities from LQ Properties and its subsidiaries. The hotel facility lease agreements, as modified, between LQ Corporation and LQ Properties are for a five-year term (expiring July 2003). These leases will be amended to extend the term for an interim period prior to execution of new lease agreements. Through March 31, 2002, the leases provided for a fixed payment of base rent plus a percentage rent based on room and other revenues and required LQ Properties to assume costs attributable to property taxes and insurance and to fund certain capital expenditures. Subsequent to March 31, 2002, the modified lease agreements provided for a percentage rent payment only in an amount equal to 40 percent of the gross revenues from the hotel facilities and required LQ Properties to pay property taxes and insurance and to fund certain capital expenditures. At June 30, 2003 and December 31, 2002, LQ Corporation owed LQ Properties $148,058,000 related to these leases. Rent expense for the three months ended June 30, 2003 and 2002 was approximately $50,988,000 and $53,945,000, respectively, and approximately $96,370,000 and $119,981,000, for the six months ended June 30, 2003 and 2002, respectively. LQ Corporation operated at a substantial loss due in part to the lease payments required to be made under the original terms of the intercompany leases. The companies believe that the intercompany leases conformed with normal business practices at the time they were entered into and were consistent with leases entered into on an arm's length basis. Due to the unexpected shortfall in the operating revenues generated by the leased hotels, LQ Properties and LQ Corporation modified the intercompany leases, effective April 1, 2002, which has resulted in a decline in revenue for LQ Properties and a decline in expenses for LQ Corporation.

        A subsidiary of LQ Corporation also has a royalty arrangement with a subsidiary of LQ Properties for the use of the La Quinta® brand name at a rate of approximately 2.5% of gross revenue, as defined in the royalty agreement. The royalty agreement expired on July 17, 2003 and automatically renewed for an additional five-year term. The royalty agreement will continue to automatically renew for additional five year terms unless earlier terminated. At June 30, 2003 and December 31, 2002, LQ Corporation owed LQ Properties $7,870,000, related to the royalty arrangement. Royalty expense for the three months ended June 30, 2003 and 2002 was approximately $4,489,000 and $4,565,000, respectively, and approximately $7,977,000 and $9,015,000 for the six months ended June 30, 2003 and 2002, respectively.

        LQ Corporation provides certain management services to LQ Properties primarily related to executive management, general tax preparation, consulting, legal, accounting and certain aspects of human resources. LQ Properties compensates LQ Corporation for the direct costs of providing such services.

        All intercompany transactions between LQ Corporation and LQ Properties have been eliminated in LQ Corporation's Consolidated Financial Statements. All intercompany transactions between LQ Properties and any of its consolidating subsidiaries have been eliminated in LQ Properties Consolidated Financial Statements.

13. Subsequent Events

        On July 1, 2003, we sold a lodging facility with a net book value of approximately $3,610,000 for gross proceeds of approximately $3,800,000.

        On July 9, 2003, La Quinta decided to proceed with distributing the assets of its previously terminated pension plan. We are currently in the process of updating our estimated liability relating to the pension plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion together with the financial statements and related notes included elsewhere in this Joint Quarterly Report. The results discussed below are not necessarily indicative of the results to be expected in future periods. This discussion contains forward-looking statements based on current expectations, which involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors. You should read the discussion about forward-looking statements in this Joint Quarterly Report under the heading "About this Joint Quarterly Report—Forward-Looking Statements" and "Cautionary Statements Regarding Forward-Looking Statements." This section will also direct you to the section of our Joint Annual Report under the heading "Items 1 and 2—Description of Our Business and Our Properties—Certain Factors You Should Consider About Our Companies, Our Businesses And Our Securities" and "About this Joint Annual Report—Forward-Looking Statements." We undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances, including those described in our Joint Annual Report in the section entitled "Certain Factors You Should Consider About Our Companies, Our Businesses and Our Securities."

Overview

        The basis of presentation includes Management's Discussion and Analysis of Financial Condition and Results of Operations for each of the separate companies, LQ Corporation and LQ Properties, on a consolidated basis. Our management believes that LQ Corporation's consolidated presentation is more informative to holders of our common stock.

General

        We are a leading limited-service lodging company providing clean and comfortable rooms at affordable prices in convenient locations. We are one of the largest owner/operators of limited-service hotels in the United States. We owned and operated 208 La Quinta Inns® (6 are located on land that is leased from third parties) and 73 La Quinta Inn & Suites® containing approximately 37,000 rooms in 28 states as of June 30, 2003. We strive to design hotels that attract both business and leisure travelers seeking quality rooms that are generally comparable to those of mid-price, full service hotels, but at lower average room rates.

        In addition to owning and operating our hotel properties we license the use of our proprietary brand names, including La Quinta®, La Quinta Inns® and La Quinta Inn & Suites®, in return for royalty and other fees through franchise agreements with franchisees. As of June 30, 2003, our franchisees operated 38 La Quinta Inns® and 37 La Quinta Inn & Suites® representing over 6,000 rooms under our brands. Other than our two consolidated joint ventures, we do not currently operate or manage any hotels under management agreements with third parties where we maintain an equity ownership position, have the ability to exercise significant influence and are exposed to risks of operations sufficient to require consolidation. We also earn interest income on approximately $59.2 million of healthcare related investments held at June 30, 2003.

        As part of our continued focus on the improvement of revenue performance, we launched our redesigned La Quinta Returns® loyalty program in 2002. While the previous program allowed members to earn "free stay" certificates, the new Returns program allows members to earn points that can be redeemed for a variety of rewards in addition to free stay certificates. In addition, we have added several new electronic distribution channels and have expanded and reshaped our sales force to put more emphasis on local sales efforts. During the second quarter of 2003, we initiated our summer promotion campaign which is geared toward increasing occupancy and membership in the Returns program.

La Quinta Corporation—Results of Operations

        We earn revenue primarily by operating 208 La Quinta Inns® and 73 La Quinta Inn & Suites® as well as licensing the use of our brand in return for license and other fees under our franchise program.

Comparison of the Three Months Ended June 30, 2003 to the Three Months Ended June 30, 2002

        Net income decreased by $19.1 million or $0.14 per diluted common share, to a net loss of $13.6 million, or $0.10 per diluted common share, for the three months ended June 30, 2003 compared to net income of $5.5 million, or $0.04 per diluted common share, for the three months ended June 30, 2002. The decrease in net income was primarily due to:

  •
  decreases in lodging and other revenues of approximately $7.9 million;
  •
  increases in direct lodging operations of approximately $0.2 million;
  •
  increases in other lodging and general administrative expenses of approximately $6.4 million;
  •
  decreases in interest, net of approximately $2.1 million;
  •
  increases in depreciation and amortization of approximately $0.2 million;
  •
  increase in impairments of approximately $4.6 million;
  •
  increase in other expense (income) of approximately $13.9 million; and
  •
  an increase in income tax benefit of approximately $11.9 million.

        The following table summarizes statistical lodging data for the three months ended June 30, 2003 and 2002(1):

	2003	2002
Number of Company-owned Hotels in Operation:
Inns	208	216
Inn & Suites	73	73
Franchise Hotels Open	75	50
Occupancy Percentage
Inns	63.2%	64.8%
Inn & Suites	63.7%	67.1%
Total Company	63.3%	65.4%
ADR(3)
Inns	$56.64	$56.57
Inn & Suites	$67.65	$68.39
Total Company	$59.57	$59.64
RevPAR(4)
Inns	$35.78	$36.67
Inn & Suites	$43.06	$45.87
Total Company	$37.70	$39.00
Available Room-Nights(2)	3,365	3,446
Room-Nights Sold(2)	2,130	2,254
Comparable Hotels:
Hotels(5)	279	279
Occupancy Percentage	63.4%	65.7%
ADR(3)	$59.64	$59.98
RevPAR(4)	$37.82	$39.42
Available Room-Nights(2)	3,342	3,344
Room-Nights Sold(2)	2,119	2,198

(1)
Unless otherwise noted, operating data is only for company-owned hotels.
(2)
Available room-night count and room-nights sold in thousands.
(3)
Represents average daily rate.
(4)
Represents net revenue per available room.
(5)
Represents hotels open at least two years as of June 30, 2003.

        The following table sets forth certain information regarding our top ten markets ranked by the number of rooms owned in each of our top ten markets to our total rooms owned portfolio as of June 30, 2003. The market RevPAR performance data reflects RevPAR performance during the three months ended June 30, 2003 within La Quinta's defined competitive set within each local market, as aggregated by Smith Travel Research. During the three months ended June 30, 2003, the market RevPAR performance for La Quinta's top ten markets declined 8%. La Quinta's RevPAR performance in these top ten markets declined 9%. La Quinta's RevPAR declined more than the market primarily due to weak RevPAR performance in Dallas/Ft. Worth, Houston, Denver, New Orleans and Orlando.

					2003 Second Quarter RevPAR % Change
	Owned Hotels		Owned Rooms
Market		% of Total		% of Total
	No.		No.		Market
Dallas/Ft. Worth	21	7%	2,860	8%	-9%
Houston	16	6%	2,064	6%	-10%
San Antonio	10	4%	1,565	4%	-4%
Denver	10	4%	1,311	4%	-12%
New Orleans	8	3%	1,178	3%	-4%
Austin	9	3%	1,179	3%	-9%
Phoenix	8	3%	1,010	3%	-1%
Orlando	7	2%	1,033	3%	-13%
Atlanta	8	3%	1,027	3%	-10%
Miami/Ft. Lauderdale	7	2%	965	3%	-2%

Top Ten Markets	104	37%	14,192	40%	-8%
Other Markets	177	63%	22,567	60%	-1%

All Markets	281	100%	36,759	100%	-4%

Revenues and Expenses

        Lodging revenues decreased by $5.9 million or 4.2%, to $136.8 million for the three months ended June 30, 2003 compared to $142.7 million for the three months ended June 30, 2002. Lodging revenues include revenues from room rentals and other revenue, such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room revenue and laundry services. In addition, lodging revenues include approximately $2.3 million in franchise fees charged to franchisees for operating under the La Quinta brand name and using our hotel designs, operating systems and procedures. Franchise fees increased $1.4 million, or 155.6%, to $2.3 million from $0.9 million for the three months ended June 30, 2002. Lodging revenues also include approximately $3.5 million in revenues related to TeleMatrix, Inc., a provider of telephones, software and equipment for the lodging industry. TeleMatrix revenues increased $0.4 million, or 12.9%, to $3.5 million compared to $3.1 million for the three months ended June 30, 2002.

        The decrease in lodging revenues was primarily due to a decrease in room revenues, which accounts for approximately 92.8% of lodging revenues. Room revenues decreased by $7.5 million or 5.6%, to $126.9 million for the three months ended June 30, 2003 compared to $134.4 million for the three months ended June 30, 2002. Room revenue is dictated by demand, measured as occupancy percentage, pricing, measured as average daily rate, or ADR, and the level of available room inventory. Room revenues decreased during the three months ended June 30, 2003 compared to the three months ended June 30, 2002 due to several factors, including but not limited to:

  •
  decreases in demand resulting from the downturn in the national economy, the continuing impact of the 2001 terrorist attacks on the United States and the war in Iraq and its aftermath, along with our concentration of inns in certain markets as well as the impact of increased price competition. Business and leisure travel continued to lag during the three months ended June 30, 2003 as corporate and leisure travel remained low. This reduced demand was reflected in the decrease in our occupancy percentage by 2.1 percentage points to 63.3% for the three months ended June 30, 2003 compared to 65.4% for the three months ended June 30, 2002; and

  •
  sales of hotel properties during 2002 and the first half of 2003 caused decreases in room revenues for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Available room inventory decreased by 81,000 room-nights and room revenues associated with the properties sold were approximately $2.3 million for the comparative period during 2002.

        RevPAR decreased $1.30, or 3.3%, to $37.70 for the three months ended June 30, 2003 compared to $39.00 for the three months ended June 30, 2002. RevPAR declined as a result of the above-mentioned factors. While RevPAR results for the period were negative, we experienced positive trends in RevPAR in June 2003, which continued into July 2003. This increased demand was partially offset by lower room rates. We believe this positive trend will continue during the second half of 2003 and be driven primarily by higher demand levels from leisure travelers, increased volume from various Internet travel sites, advertising and promotions initiatives, and growth in membership of our frequent stayer program. However, approximately two-thirds of our business is booked within zero to seven days of the stay, therefore forecasting such a trend is difficult and declines in business or leisure traveler demand could impact our results. We can give no assurance that the trends experienced in June and July will continue for the remainder of the year.

        Other revenues, which include revenues from leasing and mortgage financing on healthcare real estate, decreased by $1.9 million, or 57.6%, to $1.4 million for the three months ended June 30, 2003, compared to $3.3 million for the three months ended June 30, 2002. The decrease in other revenues was primarily the result of the sale of certain healthcare assets and repayment of healthcare mortgages during 2002. Assets that were sold during 2002 generated revenues of $1.8 million during the three months ended June 30, 2002.

        Direct lodging operating expenses increased by $0.2 million or 0.3% to $59.6 million for the three months ended June 20, 2003 compared to $59.4 million for the three months ended June 30, 2002. Direct lodging operating expenses include costs directly associated with the operation of the hotels such as direct labor, utilities and hotel supplies. The slight increase in direct lodging operating expenses is primarily due to an increase in salaries and related benefits of $0.7 million and advertising of $.04 million offset by decreases in other variable expenses such as supplies, utilities, travel agency, guest services, credit card processing and miscellaneous expenses of $0.9 million.

        Other lodging expenses increased by $2.3 million, or 12.4%, to $20.8 million for the three months ended June 30, 2003 compared to $18.5 million for the three months ended June 30, 2002. Other lodging expenses include property taxes, insurance, franchise program costs, corporate allocations charged to our owned hotel operations based on a percentage of room revenue and certain costs related to our TeleMatrix subsidiary. The net increase in other lodging expenses was comprised of:

  •
  increases in franchise related expenses of approximately $0.8 million, including an increase in bad debt expenses of $0.5 million;
  •
  increases in Returns loyalty program fees based on a percentage of revenue generated by Returns members of approximately $1.6 million;
  •
  an increase in TeleMatrix related expenses of $0.3 million; and
  •
  a net decrease in reservation, marketing, IT support, and other fees that are based on a percentage of room revenue of $0.4 million.

        General and administrative expenses increased by approximately $4.1 million, or 36.3%, to $15.4 million for the three months ended June 30, 2003 compared to $11.3 million for the three months ended June 30, 2002. General and administrative expenses include, among other costs, information services, legal, finance and accounting costs, sales, marketing, reservations, human resources and corporate operations. The increase in general and administrative costs relates primarily to additional expense resulting from our sales and marketing initiatives offset by a net increase in certain corporate allocations (see other lodging expenses) primarily related to services provided to our owned hotels for the Returns loyalty program, which is based on a percentage of revenue generated by Returns members. In addition, we experienced increases in the executive, finance, accounting, human resources and legal areas related to corporate governance matters, franchise support, restricted stock compensation expense and employee benefits. These increases were offset by decreases in expenses incurred to support the healthcare and TeleMatrix telecommunications operations during the same period. We anticipate that general and administrative expenses will continue to increase in comparison to prior periods due to continuing marketing initiatives and costs associated with our Returns loyalty program, increases in accounting and internal audit expense, as well as increases in restricted stock compensation expense and other employee benefits.

        Interest, net decreased by $2.1 million, or 11.3%, to $16.5 million during the three months ended June 30, 2003 compared to $18.6 million during the three months ended June 30, 2002. The decrease in interest expense is due a decline in the average debt outstanding during the periods as a result of principal payments made on our debt of $374 million from June 30, 2002 to June 30, 2003. We used the proceeds generated from asset sales and mortgage repayments during the last six months of 2002 and proceeds from the issuance of our 8.875% senior notes on March 19, 2003 to fund the principal repayments. This decrease was offset by a decline of $0.7 million in interest income from investment of cash reserves from the three months ended June 30, 2003 compared to the same period in 2002.

        Depreciation, amortization and write-offs increased by $0.2 million, or 0.6%, to $32.8 million for the three months ended June 30, 2003 compared to $32.6 million for the three months ended June 30, 2002. This increase was primarily due to an increase in depreciation expense of $4.1 million offset by a decrease in losses related to early retirements of $3.9 million. The increase in depreciation expense in the three months ended June 30, 2003 compared to the same period in 2002 was primarily related to acceleration in depreciation for an inn slated to be demolished then rebuilt and as a result of a change in the estimated lives of computer hardware. The decrease reflected in loss on early retirements was primarily due to write-off in the previous year of internal and external software costs.

        Impairments on property, plant and equipment of $4.6 million were recorded in the three months ended June 30, 2003, where the current facts, circumstances and analysis indicated that the assets were impaired. The impairment was comprised of $4.3 million of impairments related to one held for use property and $0.3 million of impairments related to one property that was held for sale during the three month period ended June 30, 2003. There were no impairments recorded on assets during the three month period ended June 30, 2002.

Other Expense (Income)

        We recorded approximately $4.0 million in other expense for the three months ended June 30, 2003 compared to $9.9 million of other income for the three months ended June 30, 2002. Other expense (income) is comprised of the following:

	Three Months Ended June 30,
	2003	2002
	(In thousands)
Loss (gain) on sale of assets and related costs	$82	$(4,030)
Loss on early extinguishments of debt	4,268	632
Gain on settlement	—	(5,471)
Other	(400)	(1,073)

Total other expense (income)	$3,950	$(9,942)

  •
  During the three months ended June 30, 2003, we recognized a loss on sale of assets and related costs of approximately $0.08 million as compared to a gain of $4.0 million recognized during the same period in 2002.
  •
  During the three months ended June 30, 2003 and 2002, we recorded a net loss of $4.3 million and $0.6 million, respectively, on extinguishments of debt.
  •
  During the three months ended June 30, 2002, we settled obligations and receivables related to healthcare assets previously sold that resulted in a gain on settlement of $5.5 million. As part of the settlement, we received a $2.3 million recovery on receivables previously written off and our obligation of $3.2 million, with respect to certain liabilities related to prior healthcare asset sales, was relieved.
  •
  During the three months ended June 30, 2003, we recognized income of $0.4 million primarily related to a refund of relocation costs and an adjustment of amounts previously accrued for healthcare exit costs. During the same period of 2002, we recognized $0.9 million of other expense comprised of employee severance and related costs as well as a $0.3 million write-off of other healthcare assets. These expenses were offset by $0.5 million in insurance recoveries as well as a $1.8 million reduction of amounts previously accrued on contingencies associated with a prior sale of healthcare assets.

Comparison of the Six Months Ended June 30, 2003 to the Six Months Ended June 30, 2002

        Net loss decreased by $390.4 million, or $2.73 per diluted common share, to $63.9 million, or $0.45 per diluted common share, for the six months ended June 30, 2003 compared to net loss of $454.3 million, or $3.18 per diluted common share, for the six months ended June 30, 2002. The decrease in net income was primarily due to:

  •
  decreases in lodging and other revenues of approximately $25.1 million;
  •
  decrease in direct lodging expenses of approximately $2.6 million;
  •
  increases in other lodging and general administrative expenses of approximately $5.8 million;
  •
  decreases in interest, net of approximately $6.4 million;
  •
  impairments on property, plant and equipment recorded during the six months ended June 30, 2003 of approximately $66.6 million;
  •
  increase in other expense (income) of approximately $19.7 million;
  •
  a one-time charge of approximately $196.5 million recorded during the six months ended June 30, 2002, to establish the net deferred tax liability of LQ Corporation and recognize the future impact of temporary differences between book value and tax basis of lodging and healthcare assets and liabilities, including NOLs of LQ Properties and LQ Corporation;
  •
  an increase in income tax benefit of approximately $45.2 million; and
  •
  a charge of approximately $259.0 million recorded as a cumulative effect of change in accounting principle during the six months ended June 30, 2002, to reflect an adjustment to goodwill as a result of the implementation of SFAS 142.

        The following table summarizes statistical lodging data for the six months ended June 30, 2003 and 2002(1):

	2003	2002
Number of Company-owned Hotels in Operation:
Inns	208	216
Inn & Suites	73	73
Franchise Hotels Open	75	50
Occupancy Percentage
Inns	58.2%	61.3%
Inn & Suites	60.3%	64.6%
Total Company	58.8%	62.2%
ADR(3)
Inns	$57.49	$56.77
Inn & Suites	$69.78	$70.32
Total Company	$60.81	$60.33
RevPAR(4)
Inns	$33.46	$34.80
Inn & Suites	$42.09	$45.45
Total Company	$35.73	$37.49
Available Room-Nights(2)	6,706	6,861
Room-Nights Sold(2)	3,940	4,264
Comparable Hotels:
Hotels(5)	281	281
Occupancy Percentage	58.9%	62.7%
ADR(3)	$60.98	$60.75
RevPAR(4)	$35.92	$38.09
Available Room-Nights(2)	6,599	6,602
Room-Nights Sold(2)	3,887	4,139

(1)
Unless otherwise noted, operating data is only for company-owned hotels.
(2)
Available room-night count and room-nights sold in thousands.
(3)
Represents average daily rate.
(4)
Represents net revenue per available room.
(5)
Represents hotels open at least two years as of June 30, 2003.

        The following table sets forth certain information regarding our top ten markets ranked by the number of rooms owned in each of our top ten markets to our total rooms owned portfolio as of June 30, 2003. The market RevPAR performance data reflects RevPAR performance during the six months ended June 30, 2003 within La Quinta's defined competitive set within each local market, as aggregated by Smith Travel Research. During the six months ended June 30, 2003, the market RevPAR performance for La Quinta's top ten markets declined 7%. La Quinta's RevPAR performance in these top ten markets declined 10%. La Quinta's RevPAR declined more than the market primarily due to weak RevPAR performance in Dallas/Ft. Worth, Houston, Denver, New Orleans and Orlando.

					2003 Year-to-Date RevPAR % Change
	Owned Hotels		Owned Rooms
Market		% of Total		% of Total
	No.		No.		Market
Dallas/Ft. Worth	21	7%	2,860	8%	-7%
Houston	16	6%	2,064	6%	-11%
San Antonio	10	4%	1,565	4%	-7%
Denver	10	4%	1,311	4%	-9%
New Orleans	8	3%	1,178	3%	-11%
Austin	9	3%	1,179	3%	-6%
Phoenix	8	3%	1,010	3%	3%
Orlando	7	2%	1,033	3%	-14%
Atlanta	8	3%	1,027	3%	-8%
Miami/Ft. Lauderdale	7	2%	965	3%	-2%

Top Ten Markets	104	37%	14,192	40%	-7%
Other Markets	177	63%	22,567	60%	-1%

All Markets	281	100%	36,759	100%	-4%

Revenues and Expenses

        Lodging revenues decreased by $17.7 million, or 6.4%, to $256.9 million for the six months ended June 30, 2003 compared to $274.6 million for the three months ended June 30, 2002. Lodging revenues include revenues from room rentals and other revenue, such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room revenue and laundry services. In addition, lodging revenues include approximately $3.8 million in franchise fees charged to franchisees for operating under the La Quinta brand name and using our hotel designs, operating systems and procedures. Franchise fees increased $1.9 million, or 100%, to $3.8 million compared to $1.9 million for the six months ended June 30, 2002. Lodging revenues also include approximately $5.2 million in revenues related to TeleMatrix, Inc., a provider of telephones, software and equipment for the lodging industry. TeleMatrix revenues decreased $1.4 million, or 21.2%, to $5.2 million from $6.6 million for the six months ended June 30, 2002.

        The decrease in lodging revenues was primarily due to a decrease in room revenues which accounts for approximately 93.3% of lodging revenues. Room revenues decreased by $18.0 million or 7.0%, to $239.6 million for the six months ended June 30, 2003 compared to $257.6 million for the six months ended June 30, 2002. Room revenue is dictated by demand, measured as occupancy percentage, pricing, measured as ADR, and the level of available room inventory. Room revenues decreased during the six months ended June 30, 2003 compared to the six months ended June 30, 2002 due to several factors, including but not limited to:

  •
  decreases in demand resulting from the downturn in the national economy, the continuing impact of the 2001 terrorist attacks on the United States and the war in Iraq and its aftermath, along with our concentration of inns in certain markets as well as the impact of increased price competition. Business and leisure travel continued to lag during the six months ended June 30, 2003 as corporate and leisure travel remained low. This reduced demand was reflected in the decrease in our occupancy percentage by 3.4 percentage points to 58.8% for the six months ended June 30, 2003 compared to 62.2% for the six months ended June 30, 2002; and

  •
  sale of hotel properties during 2002 and the first half of 2003 caused decreases in room revenues for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Available room inventory decreased by 155,000 room-nights and room revenues associated with the hotel properties sold were approximately $4.2 million for the comparative period during 2002.

        RevPAR, decreased $1.76, or 4.7%, to $35.73 for the six months ended June 30, 2003 compared to $37.49 for the six months ended June 30, 2002. RevPAR declined as a result of the above-mentioned factors. While RevPAR results for the period were negative, we experienced positive trends in RevPAR in June 2003, which continued into July 2003. This increased demand was partially offset by lower room rates. We believe this positive trend will continue during the second half of 2003 and be driven primarily by higher demand levels from leisure travelers, increased volume from various Internet travel sites, advertising and promotions initiatives, and growth in membership of our frequent stayer program. However, approximately two-thirds of our business is booked within zero to seven days of the stay, therefore forecasting such a trend is difficult and declines in business or leisure traveler demand could impact our results. We can give no assurance that the trends experienced in June and July will continue for the remainder of the year.

        Other revenues, which include revenues from leasing and mortgage financing on healthcare real estate, decreased by $7.4 million, or 74.0%, to $2.6 million for the six months ended June 30, 2003, compared to $10.0 million for the six months ended June 30, 2002. The decrease in other revenues was primarily the result of the sale of certain healthcare assets and repayment of healthcare mortgages during 2002. Healthcare assets that were sold during 2002 generated revenues of $7.1 million during the six months ended June 30, 2002.

        Direct lodging operations expenses decreased by $2.6 million, or 2.2%, to $114.8 million for the six months ended June 30, 2003 compared to $117.4 million for the six months ended June 30, 2002. Direct lodging operating costs include costs directly associated with the operation of the hotels such as direct labor, utilities and hotel supplies. Direct lodging operating costs decreased during the six months ended June 30, 2003 due to our continued emphasis on cost control and the decrease in occupancy and available rooms which resulted in the reduction of certain variable costs. Specifically, salaries and related benefits decreased $0.8 million. Also, other variable expenses, including supplies, travel agency commissions, guest services and credit card processing costs, decreased by $2.3 million.

        In addition, energy costs decreased by $0.5 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 as a result of deregulation in certain markets as well as decreases in energy rates coupled with a decrease in usage resulting from the decline in occupancy and the installation of more energy efficient air conditioning units.

        These decreases in direct lodging operations expenses were offset by a $0.2 million increase in repair and maintenance costs coupled with a $0.8 million increase in advertising costs. The advertising cost increases are primarily attributed to an increased focus on field level advertising.

        Other lodging expenses increased by $1.1 million, or 2.9%, to $39.4 million for the six months ended June 30, 2003 compared to $38.3 million for the six months ended June 30, 2002. Other lodging expenses include property taxes, insurance, franchise program costs, corporate allocations charged to our owned hotel operations based on a percentage of room revenue and certain costs related to our TeleMatrix subsidiary. The increase in other lodging expenses was comprised of increases in Returns loyalty program expenses of approximately $2.8 million and insurance costs of approximately $0.3 million off set by decreases in the following:

  •
  franchise related expenses of approximately $0.6 million;
  •
  TeleMatrix related expenses of $0.5 million;
  •
  reservation, marketing, IT support, and other fees of $0.8 million; and
  •
  property taxes of $0.1 million.

        General and administrative expenses increased by approximately $4.7 million, or 18.2%, to $30.6 million for the six months ended June 30, 2003 compared to $25.9 million for the six months ended June 30, 2002. General and administrative expenses include, among other costs, information services, legal, finance and accounting costs, sales, marketing, reservations, human resources and corporate operations. The increase in general and administrative costs primarily relates to an increase in expenses resulting from our sales and marketing initiatives, offset by a net increase in corporate allocations (see other lodging expenses) primarily related to services provided to our owned hotels for the Returns loyalty program, which is based on a percentage of revenue generated by Returns members. In addition, we experienced an increase in the executive, finance, accounting, legal, human resources and information systems areas that were related to corporate governance matters, systems enhancement and maintenance, franchise support, costs associated with our system wide conference, sales and use tax expense, restricted stock compensation expense and other employee benefits. We anticipate that general and administrative expenses will continue to increase in comparison to prior periods due to continuing marketing initiatives and costs associated with our Returns loyalty program, increases in accounting and internal audit expense, as well as increases in restricted stock compensation and other employee benefits.

        Interest, net decreased by $6.4 million, or 17.2%, to $30.8 million during the six months ended June 30, 2003 compared to $37.2 million during the six months ended June 30, 2002. The decrease in interest expense is due to a decline in the average debt outstanding during the periods as a result of principal payments made on our debt of $374.0 million from June 30, 2002 to June 30, 2003. We used the proceeds generated from asset sales and mortgage repayments during the last six months of 2002 and proceeds from the issuance of 8.875% senior notes on March 19, 2003 to fund the principal repayments. This decrease was offset by a decline of $0.9 million in interest income from investment of cash reserves from the six months ended June 30, 2003 compared to the same period in 2002.

        Depreciation, amortization and write-offs increased by $2.2 million, or 3.5%, to $64.6 million for the six months ended June 30, 2003 compared to $62.4 million for the six months ended June 30, 2002. This increase was primarily due to an increase in depreciation expense of $4.3 million offset by a decrease in losses related to early retirements of $1.9 million. The increase in depreciation expense in the six months ended June 30, 2003 compared to the same period in 2002 was primarily related to acceleration in depreciation for an inn slated to be demolished then rebuilt and as a result of a change in the estimated lives of computer hardware. The decrease reflected in loss on early retirements was primarily due to write-off in the previous year of internal and external software costs.

        Impairments on property, plant and equipment of $66.6 million were recorded in the six months ended June 30, 2003, where the current facts, circumstances and analysis indicated that the assets were impaired. The impairment was comprised of $65.0 million of impairments related to eleven held for use properties and $1.6 million of impairments related to eight properties that were held for sale during the six month period ended June 30, 2003. There were no impairments recorded on assets during the six month period ended June 30, 2002.

Other Expense (Income)

        We recorded approximately $7.1 million in other expense for the six months ended June 30, 2003 compared to $12.6 million of other income for the six months ended June 30, 2002. Other expense (income) is comprised of the following:

	Six Months Ended June 30,
	2003	2002
	(In thousands)
Gain on sale of assets and related costs	$(4)	$(6,522)
Loss on early extinguishments of debt	6,202	471
Gain on settlement	—	(5,471)
Other	935	(1,080)

Total other expense (income)	7,133	(12,602)

  •
  We recognized gains and related costs on the sale of property, plant and equipment of $0.004 million and $5.3 million during the six months ended June 30, 2003 and 2002, respectively. In addition, mortgage repayments resulted in a gain of $1.2 million during the six months ended June 30, 2002.
  •
  During the six months ended June 30, 2003 and 2002, we recorded a net loss of $6.2 million and $0.5 million, respectively, on extinguishments of debt.
  •
  During the six months ended June 30, 2002, we settled obligations and receivables related to healthcare assets previously sold that resulted in a gain on settlement of $5.5 million. As part of the settlement, we received a $2.3 million recovery on receivables previously written off and our obligation of $3.2 million, with respect to certain liabilities related to prior healthcare asset sales, was relieved.
  •
  During the six months ended June 30, 2003, we recognized income of $0.4 million primarily related to a refund of relocation costs and an adjustment of amounts previously accrued for healthcare exit costs and expense of $1.3 million primarily related to an adjustment of actuarial assumptions on deferred compensation agreements and changes in net cash surrender values of key man life policies in the healthcare business. During the same period of 2002, we recognized $0.9 million of other expense comprised of employee severance and related costs as well as a $0.3 million write-off of other healthcare assets. These expenses were offset by $0.5 million in insurance recoveries as well as a $1.8 million reduction of amounts previously accrued on contingencies associated with a prior sale of healthcare assets.

Liquidity and Capital Resources

Overview

        As of June 30, 2003, we had approximately $232 million of liquidity, which was composed of $130 million of cash and $102 million of unused capacity under our $125 million revolving Credit Facility after giving effect to approximately $22.7 million of a letter of credit issued thereunder. The letter of credit primarily supports insurance arrangements. The letter of credit supporting a industrial revenue bond expired in January 2003. Because the bond requires full-year extensions of the letter of credit and since our Credit Facility was expected to mature on May 31, 2003 (without considering extension options), we did not renew the letter of credit. As a result, we funded the repurchase of the bond for approximately $4.5 million in January 2003. This is similar to our action with respect to this bond in June 2001, which was subsequently followed by a reissuance of the bond. The guarantee of the bond was a condition of the sale of a healthcare asset by us to a third party in September 1995. On March 5, 2003, we amended our Credit Facility, which eliminated and modified certain covenants and extended the maturity to January 4, 2004.

        In addition, as of June 30, 2003, we had approximately $17.5 million in net book value, after impairment adjustments, of lodging assets held for sale. We have approximately $31.4 million of debt maturing during the remainder of 2003, including the 7.82% notes due in 2026, which are redeemable at the option of the holders in September 2003 and an additional $19.6 million maturing during the six months ending June 30, 2004. As of June 30, 2003, none of our debt obligations were floating rate obligations in which interest payments vary with fluctuations in LIBOR.

        We earned revenue principally by operating 208 La Quinta Inns® and 73 La Quinta Inn & Suites® as well as licensing the use of our brand in return for license and other fees under our franchise program. To a lesser extent, we also generated revenues from healthcare related financing and from telecom equipment sales.

Cash Flows from Operating Activities

        Our sale of assets, the downturn in the national economy, the continuing impact of the 2001 terrorist attacks on the United States and the war in Iraq and its aftermath, as well as our concentration of inns in certain markets and increased price competition have had a negative impact upon our operating cash flows. While recent RevPAR trends have turned positive, we do not currently believe cash flows from operating activities will improve over prior year results due to increased labor and other operating expenses, as well as increased general and administrative expenses.

Cash Flows from Investing and Financing Activities

        As of June 30, 2003, our gross investment in property, plant and equipment totaled approximately $2.2 billion consisting of 281 hotel facilities in service and corporate assets. During the first six months of 2003, we spent approximately $32.1 million on capital improvements and renovations to existing hotels, redevelopment and corporate expenditures.

        Under certain franchise agreements, we are committed to provide financial assistance, including but not limited to, loans, reimbursements, rebates, credits and other incentive payments to help defray the cost of construction and other costs associated with opening and operating a La Quinta hotel. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise or joint venture agreements. At June 30, 2003, we had $10.1 million in outstanding commitments of financial assistance to various franchisees, of which $4.3 million had been funded, net of $1.0 million of repayments. The unamortized balance of amounts funded on other incentive payments is included in Other Non-current Assets in the accompanying consolidated balance sheet. These agreements generally require that, in the event that the franchise relationship is terminated, the franchisee either repay the outstanding loan balance or unamortized portion of other incentive payments, or transfer to us any equipment, computer or other property purchased by franchisee with other incentive payments.

        Additionally, LQ Properties had purchase commitments related to certain continuing redevelopment and renovation projects of approximately $1.6 million at June 30, 2003 which will be funded from our current sources of capital as more fully described below. We will continue, from time to time, to evaluate the potential selective redevelopment of existing inns and enter into similar commitments if any additional redevelopment and renovation projects are approved.

        We expect to provide funding for new investments through a combination of long-term and short-term financing including debt, equity and cash. We also provide funding for new investments through internally generated cash flow and the sale of selected assets. We may obtain long-term financing through the issuance of equity securities, long-term secured or unsecured notes, convertible debentures and the assumption of mortgage notes. We may obtain short-term financing through the use of our revolving line of credit, which may be replaced with long-term financing as appropriate. From time to time, we may utilize interest rate swaps to manage our variable interest rate exposure.

        We are a party to a credit agreement with a bank group which provided a $225 million revolving line of credit. On March 5, 2003, the Credit Facility was amended, which resulted in an extension of the maturity date to January 4, 2004, a reduction in the commitment amount to $125 million, an elimination of the minimum lodging EBITDA covenant and modification of other covenants and provisions. The Credit Facility is secured by a pledge of stock of our subsidiaries and intercompany debt evidenced by promissory notes and contains a subjective acceleration clause contingent upon a material adverse effect. No borrowings were outstanding under our revolving line of credit at June 30, 2003.

        Approximately $102 million (net of $23 million in an outstanding letter of credit) was available under the revolving line of credit at June 30, 2003. Borrowings under the revolving line of credit currently bear interest at LIBOR plus 3.50%. During the six months ended June 30, 2003, we borrowed and repaid $35 million under the revolving line of credit.

        The Credit Facility, as amended, contains several restrictive financial covenants (as defined in the credit agreement) which include the following:

  •
  maximum net debt to EBITDA (total leverage) ratio of 5.0 times;
  •
  minimum interest coverage ratio of 2.1 times;
  •
  minimum fixed charge coverage ratio of 1.35 times;
  •
  maximum net debt to total capitalization ratio of 55%; and
  •
  minimum consolidated tangible net worth minimum of $1.4 billion, adjusted for the Reorganization effects.

        In addition to the financial covenants, the Credit Facility also includes limitations on capital expenditures, asset sales, secured debt, certain investments, common stock dividends, and debt and share repurchases. We were in compliance with the covenants under our Credit Facility at June 30, 2003.

        We anticipate entering into a new credit facility in the second half of 2003 prior to our current Credit Facility's maturity date of January 4, 2004. However, we cannot provide any assurance that we will be successful in doing so.

        During the six months ended June 30, 2003, we issued $325.0 million of senior notes bearing a coupon rate of 8.875% and having a maturity of March 15, 2011. These notes were issued by LQ Properties and guaranteed by LQ Corporation. These notes are subject to, among other types of covenants, certain restrictive financial incurrence covenants such as limitations on the incurrence of indebtedness (pro forma fixed charge coverage ratios can not exceed 2.0 times excluding certain adjustments) and restricted payments (generally limited to 95% of funds from operations as it is defined in the indenture pursuant to which the notes were issued). In addition to the financial covenants the indenture also includes limitations on asset sales, issuances of certain capital stock, sale and leaseback transactions, and affiliate transactions.

        Also during the six months ended June 30, 2003, we repaid approximately $181 million in principal on notes payable and related securities scheduled to mature (or that were redeemable at the option of the holder) on September 10, 2003, September 26, 2003, March 15, 2004 and August 15, 2004, and recorded a net loss on early extinguishment included in other expense during the six months ended June 30, 2003 of approximately $6.2 million.

        The following is a summary of our future debt maturities as of June 30, 2003:

Year	Total (In millions)
2003	$31(1)
2004	52(2)
2005	116
2006	20
2007	210
2008 and thereafter	380

Total debt	$809

(1)
Assumes $24 million of 7.82% Notes due in 2026 are redeemed at the option of the holders.
(2)
Includes $150 million principal amount of 7.114% Notes net of $117.5 million face amount of the related Exercisable Put Option Securities purchased by LQ Properties. The maturity schedule assumes: (i) that, as described below, the Trust exercises the Put Option in 2004, (ii) the $150 million of 7.114% Notes are repaid by LQ Properties and (iii) that LQ Properties will receive approximately $117.5 million contemporaneously as a distribution from the Trust. However, as described below, in the event the Call Option is exercised and LQ Properties does not exercise its repurchase rights, LQ Properties will have a $150 million obligation at the Interest Rate to Maturity, the 7.114% Notes will remain outstanding until 2011 and LQ Properties will receive approximately $117.5 million as a contemporaneous distribution from the Trust.

        Included in notes payable is $150,000,000 principal amount of 7.114% notes ("Notes") due in August 2011, (repayable by LQ Properties in August 2004 at the option of the note holder, Meditrust Exercisable Put Option Securities Trust (the "Trust")) net of $117,450,000 face amount of the related Exercisable Put Option Securities ("Securities"), purchased by LQ Properties. The Securities, which have pass-through characteristics, represent beneficial interests in the Trust that holds the 7.114% Notes. The Trust was established by LQ Properties as part of a 1997 financing to hold the 7.114% Notes. If our 7.114% Notes are still outstanding from and after August 15, 2004, the interest rate will increase by a spread amount, as defined in the Indenture, over the current 7.114% interest rate (the "Interest Rate to Maturity"). A third party (the "Call Holder") has the option to purchase the Notes at 100% of their principal amount on August 15, 2004 (the "Call Option"). If the Call Holder exercises the Call Option, we may repurchase the Notes from the Call Holder at a price equal to the greater of (a) 100% of the principal amount of the Notes or (b) the sum of the present values of the remaining principal and interest payments (at the 7.114% coupon rate) discounted at the rate of U.S. Treasury securities having maturities similar to the remaining term of the Notes, plus in either case accrued and unpaid interest. The estimated fair value of the repurchase of the Notes from the Call Holder is approximately $181,700,000 and $172,580,000 at June 30, 2003 and December 31, 2002, respectively. The Trust has the right to require us to purchase all of the Notes at 100% of their principal amount on

August 15, 2004 (the "Put Option"). The Trust is required to exercise the Put Option if (a) the Call Holder fails to exercise the Call Option or (b) the Call Holder exercises the Call Option but fails to make payment on the date required. As of June 30, 2003 and December 31, 2002, LQ Properties owned $117,450,000 and $56,366,000, respectively, of the Securities issued by the Trust. Accordingly, if the Call Option is exercised and LQ Properties does not exercise its repurchase rights described above, LQ Properties will have a non-callable $150,000,000 obligation that matures in August 2011, and will bear interest at the Interest Rate to Maturity. In this event, we will receive $117,450,000 as a contemporaneous distribution from the Trust, representing a portion of the price paid by the Call Holder to the Trust upon exercise of the Call Option. Upon the initial application of SFAS No. 133, "Accounting for Derivative Instruments and Hedge Accounting" ("SFAS 133"), LQ Properties determined that the Call Option, Put Option, repurchase, and reset of interest did not meet the characteristics of derivative instruments as defined in SFAS 133.

        We had shareholders' equity of approximately $1.3 billion and our net debt constituted approximately 32% of our total capitalization as of June 30, 2003. LQ Properties had shareholders' equity of approximately $1.7 billion as of June 30, 2003.

        During the six months ended June 30, 2003, LQ Properties paid total dividends of $7.9 million, or $0.5625 per depositary share, of preferred stock to holders of record on March 14 and June 13, 2003, respectively, of its 9.00% Series A Cumulative Redeemable Preferred Stock.

        During the six months ended June 30, 2003, LQ Properties paid total dividends of $1.1 million at a rate of 9.00% per annum on the liquidation preference of $25,000 per share, to holders of record on March 14 and June 13, 2003, respectively, of its 9.00% Series B Cumulative Redeemable Preferred Stock.

        On April 25, 2003, LQ Properties paid a dividend of $30.0 million to the sole holder of its Class A common stock, LQ Corporation. As of June 30, 2003, LQ Properties had $160.0 million in deferred rent and royalty receivable, including $4.1 million relating to TeleMatrix, Inc.

        Our Board of Directors previously approved a $20.0 million share repurchase program to allow us to repurchase common and/or preferred stock in the open market or in privately negotiated transactions. As of June 30, 2003, we had repurchased approximately $9.1 million (or 1,916,700 shares) of our equity securities under the program.

        We believe that our current sources of capital, including cash on hand, operating cash flows, and expected proceeds from the sale of certain lodging assets are adequate to finance our current operations, including 2003 capital expenditures which we currently expect to be approximately $60.0 million. We have $31.4 million of debt maturing during the remainder of 2003, assuming that such debt is redeemed at the option of the holders. However, we have sufficient cash on hand to meet these obligations as a result of the issuance of the 8.875% senior notes in March 2003.

Effects of Certain Events on Lodging Demand

        The combination of terrorist attacks and the impact of the war with Iraq and its aftermath have negatively impacted general economic, market and political conditions. These events, compounded by the slow national economy, along with our concentration of inns in certain markets, have resulted in substantially reduced demand for lodging for both business and leisure travelers across all lodging segments and increased price competition. In the second quarter of 2003, we have continued to experience further declines in occupancy as a result of the effects of these events on the hospitality industry. Although we continually and actively manage the operating costs of our hotels in order to respond to changes in the demand at our lodging properties, we must also continue to provide the level of service that our guests expect. We cannot currently project the precise impact that these events will have on us.

        While RevPAR results for the period were negative, we experienced positive trends in RevPAR in June 2003, which continued into July 2003. This increased demand was partially offset by lower room rates. We believe this positive trend will continue during the second half of 2003 and be driven primarily by higher demand levels from leisure travelers, increased volume from various Internet travel sites, advertising and promotions initiatives, and growth in membership of our frequent stayer program. However, approximately two-thirds of our business is booked within zero to seven days of the stay, therefore forecasting such a trend is difficult and declines in business or leisure traveler demand could impact our results. We can give no assurance that the trends experienced in June and July will continue for the remainder of the year.

LQ Properties—Results of Operations

Comparison of the Three Months Ended June 30, 2003 to the Three Months Ended June 30, 2002

        Net income available to common shareholders decreased by $24.1 million, to a net loss of $9.2 million for the three months ended June 30, 2003, compared to net income of $14.9 million, for the three months ended June 30, 2002. The decrease in net income was primarily due to:

  •
  decreases in revenues of approximately $5.0 million;
  •
  decreases in general and administrative and interest expense of approximately $2.5 million;
  •
  increase in depreciation and amortization expense of approximately $2.0 million;
  •
  increase in impairments on property, plant and equipment of approximately $4.6 million;
  •
  decrease in nonrecurring income related to gains on the settlement of receivables and obligations related to prior healthcare assets sales recorded during the three months ended June 30, 2002 of approximately $5.5 million;
  •
  decreases in gains on sale of assets and related costs of approximately $4.1 million; and
  •
  increase in loss on early extinguishment of debt of approximately $3.6 million.

        LQ Properties rent revenue from LQ Corporation decreased by $3.0 million, or 5.6%, to $51.0 million for the three months ended June 30, 2003 compared to $54.0 million for the three months ended June 30, 2002 due to a 5.6% decline in gross room revenue.

        Other revenue decreased by $1.9 million, or 57.6%, to $1.4 million for the three months ended June 30, 2003 compared to $3.3 million for the three months ended June 30, 2002. The decrease in other revenues was primarily the result of the sale of certain healthcare assets and repayment of healthcare mortgages. Assets included in LQ Properties' portfolio that were sold between June 30, 2002 and June 30, 2003 generated revenues of $1.8 million during the three months ended June 30, 2002. The revenues during the three months ended June 30, 2003 from assets remaining in LQ Properties' healthcare portfolio at June 30, 2003 were $1.3 million.

        General and administrative expenses decreased by $0.6 million, or 24.0%, to $1.9 million for the three months ended June 30, 2003 compared to $2.5 million for the three months ended June 30, 2002. This decrease was primarily attributable to the closing of LQ Properties' Needham, Massachusetts office in December 2002.

        Interest, net decreased by $1.9 million, or 10.4%, to $16.3 million during the three months ended June 30, 2003 compared to $18.2 million during the three months ended June 30, 2002. The decrease in interest expense is due to a decline in the average debt outstanding during the periods as a result of principal payments made on our debt of $374.0 million from June 30, 2002 to June 30, 2003. We used the proceeds generated from asset sales and mortgage repayments during the last six months of 2002 and proceeds from the issuance of our 8.875% senior notes on March 19, 2003 to fund the principal repayments.

        Depreciation, amortization and write-offs increased by $2.0 million, or 7.9%, to $27.2 million for the three months ended June 30, 2003 compared to $25.2 million for the three months ended June 30,

2002. The increase in depreciation expense is primarily related to the acceleration of depreciation on a hotel facility slated to be demolished and rebuilt.

        Impairments on property, plant and equipment of $4.6 million were recorded in the three months ended June 30, 2003, where the current facts, circumstances and analysis indicated that the assets were impaired. The impairment was comprised of $4.3 million of impairments related to one held for use property and $0.3 million of impairments related to one property that was held for sale during the three month period ended June 30, 2003. There were no impairments recorded on assets during the three month period ended June 30, 2002.

Other Expense (Income)

        LQ Properties recorded approximately $4.2 million in other expense for the three months ended June 30, 2003 compared to $10.8 million in other income for the three months ended June 30, 2002. Other expense (income) is comprised of the following:

	Three Months Ended June 30,
	2003	2002
	(In thousands)
Loss (gain) on sale of assets and related costs	$84	$(4,030)
Loss on early extinguishments of debt	4,268	632
Gain on settlement	—	(5,471)
Other	(146)	(1,934)

Total other expense (income)	$4,206	$(10,803)

  •
  During the three months ended June 30, 2003, we recognized a loss on sale of assets and related costs of approximately $0.08 million as compared to a gain of $4.0 million recognized during the same period in 2002.
  •
  During the three months ended June 30, 2003 and 2002, we recorded a net loss of $4.3 million and $0.6 million, respectively, on extinguishments of debt.
  •
  During the three months ended June 30, 2002, we settled obligations and receivables related to healthcare assets previously sold that resulted in a gain on settlement of $5.5 million. As part of the settlement, we received a $2.3 million recovery on receivables previously written off and our obligation of $3.2 million, with respect to certain liabilities related to prior healthcare asset sales, was relieved.
  •
  During the three months ended June 30, 2003, we recognized income of $0.1 million primarily related to a refund of relocation costs and an adjustment of amounts previously accrued for healthcare exit costs as well as expense primarily related to an adjustment of actuarial assumptions on deferred compensation agreements and changes in net cash surrender values of key man life policies in the healthcare business. During the three months ended June 30, 2002, we reduced accruals primarily related to contingent liabilities associated with a prior sale of healthcare assets of $1.8 million.

Comparison of the Six Months Ended June 30, 2003 to the Six Months Ended June 30, 2002

        Net income available to common shareholders increased by $146.0 million, to a net loss of $79.4 million for the six months ended June 30, 2003, compared to a net loss of $225.4 million, for the six months ended June 30, 2002. The decrease in net income was primarily due to:

  •
  decreases in lodging and other revenues of approximately $32.1 million;
  •
  decreases in general and administrative of approximately $2.4 million;
  •
  decreases in interest, net of approximately $6.5 million;
  •
  increase in depreciation and amortization expense of approximately $3.6 million;

  •
  increase in net impairments on property, plant and equipment of approximately $66.6 million;
  •
  increase in other expense (income) of approximately $19.6; and
  •
  a charge of approximately $259.0 million recorded as a cumulative effect of change in accounting principle during the six months ended June 30, 2002, to reflect an adjustment to goodwill as a result of the implementation of SFAS 142.

        LQ Properties rent revenue from LQ Corporation decreased by $23.6 million, or 19.7%, to $96.4 million for the six months ended June 30, 2003 compared to $120.0 million for the six months ended June 30, 2002 due to a to a modification of the lease agreement on April 1, 2002 and a 7.0% decline in gross room revenue.

        Royalty from LQ Corporation decreased by $1.0 million, or 11.1%, to $8.0 million for the six months ended June 30, 2003 compared to $9.0 million for the six months ended June 30, 2002. The decline was a result of decreases in lodging revenues and TeleMatrix telecommunications operations.

        Other revenue decreased by $7.4 million, or 74.0%, to $2.6 million for the six months ended June 30, 2003 compared to $10.0 million for the six months ended June 30, 2002. The decrease in other revenues was primarily the result of the sale of certain healthcare assets and repayment of healthcare mortgages. Assets included in LQ Properties' portfolio at June 30, 2002 that were sold between June 30, 2002 and June 30, 2003 generated revenues of $7.1 million during the six months ended June 30, 2002. The revenues during the six months ended June 30, 2003 from assets remaining in LQ Properties' healthcare portfolio at June 30, 2003 were $2.5 million.

        General and administrative expenses decreased by $2.4 million, or 38.1%, to $3.9 million for the six months ended June 30, 2003 compared to $6.3 million for the six months ended June 30, 2002. This decrease was primarily attributable to the closing of LQ Properties' Needham, Massachusetts office in December 2002.

        Interest, net decreased by $6.5 million, or 17.7%, to $30.2 million during the six months ended June 30, 2003 compared to $36.7 million during the six months ended June 30, 2002. The decrease in interest expense is due to a decline in the average debt outstanding during the periods as a result of principal payments made on our debt of $374.0 million from June 30, 2002 to June 30, 2003. We used the proceeds generated from asset sales and mortgage repayments during the last six months of 2002 and proceeds from the issuance of our 8.875% senior notes on March 19, 2003 to fund the principal repayments.

        Depreciation, amortization and write-offs increased by $3.6 million, or 7.1%, to $55.7 million for the six months ended June 30, 2003 compared to $52.1 million for the six months ended June 30, 2002. The increase in depreciation expense is primarily related to the acceleration of depreciation on a hotel facility slated to be demolished and rebuilt.

        Impairments on property, plant and equipment of $66.6 million were recorded in the six months ended June 30, 2003, where the current facts, circumstances and analysis indicated that the assets were impaired. The impairment was comprised of $65.0 million of impairments related to eleven held for use properties and $1.6 million of impairments related to eight properties that were held for sale during the six month period ended June 30, 2003. There were no impairments recorded on assets during the six month period ended June 30, 2002.

Other Expense (Income)

        LQ Properties recorded approximately $6.1 million in other expense for the six months ended June 30, 2003 compared to $13.5 million in other income for the six months ended June 30, 2002. Other expense (income) is comprised of the following:

	Six Months Ended June 30,
	2003	2002
	(In thousands)
Gain on sale of assets and related costs	$(4)	$(6,522)
Loss on early extinguishments of debt	6,202	471
Gain on settlement	—	(5,471)
Other	(46)	(1,941)

Total other expense (income)	$6,152	$(13,463)

  •
  We recognized gains and related costs on the sale of property, plant and equipment of $0.004 million and $5.3 million for the six months ended June 30, 2003 and 2002, respectively. In addition, mortgage repayments resulted in a gain of $1.2 million for the six months ended June 30, 2002.
  •
  During the six months ended June 30, 2003 and 2002, we recorded a net loss of $6.2 million and $0.5 million, respectively, on extinguishments of debt.
  •
  During the six months ended June 30, 2002, we settled obligations and receivables related to healthcare assets previously sold that resulted in a gain on settlement of $5.5 million. As part of the settlement, we received a $2.3 million recovery on receivables previously written off and our obligation of $3.2 million, with respect to certain liabilities related to prior healthcare asset sales, was relieved.
  •
  During the six months ended June 30, 2002, we reduced accruals primarily related to contingent liabilities associated with a prior sale of healthcare assets of $1.8 million.

Newly Issued Accounting Standards

        On June 28, 2002, the FASB voted in favor of issuing SFAS 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for financial statements issued for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our consolidated financial position and results of operations to date. We will continue to evaluate the potential impact of SFAS 146 on our consolidated financial position and results of operations.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that, upon issuance of a guarantee, a guarantor must recognize a liability for the fair market value of an obligation assumed under the guarantee. Disclosures by the guarantor in its interim and quarterly financial statements about obligations associated with guarantees issued are also required by FIN 45. The recognition requirements of FIN 45 are effective for guarantees that are issued after December 31, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial position and results of operations to date. We will continue to evaluate the potential impact of FIN 45 on our consolidated financial position and results of operations.

        In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Financial Instruments and Hedging Activities," ("SFAS 149") was issued and is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The changes in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying guarantee to conform it to language used in FIN 45 and (4) amends certain other existing pronouncements. We do not believe SFAS 149 will have a material effect on our consolidated results of operations or financial position. We will continue to evaluate the potential impact of SFAS 149 on our consolidated financial position and results of operations.

        In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. The provisions of SFAS 150, which we adopted in 2003, did not have a material impact on our consolidated financial statements. We will continue to evaluate the potential impact of SFAS 149 on our consolidated financial position and results of operations.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties ("variable interest entities"). Variable interest entities ("VIEs") are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. Under FIN 46, the primary beneficiary of a VIE is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. FIN 46 also requires new disclosures about VIEs.

        On occasion, we have provided, and, at our discretion, may occasionally provide franchisees with, various forms of financing or incentive payments upon varying terms, depending upon a number of factors. These factors include: the amount of the financing, the number of hotels involved and their location, the number of rooms involved, relevant market conditions, the credit worthiness of the franchisee and any proposed guarantors, and other factors that may warrant the provision of assistance with conversion to our brand. These various forms of financing or incentive payments will be evaluated by the Company to determine the appropriate accounting treatment under the requirements of FIN 46.

        On February 1, 2003, we adopted FIN 46 for VIEs created after January 31, 2003 and for VIEs in which we obtained an interest after January 31, 2003 and it did not have a material impact on our consolidated financial statements. On July 1, 2003, we adopted FIN 46 for VIEs in which we hold a variable interest that we have acquired before February 1, 2003. We have not completed our assessment of whether or not the adoption of FIN 46 will have a material impact on our consolidated financial statements.

Other Potential Changes in Accounting Standards

        We have evaluated the impact of SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," ("SFAS 148"), which amends SFAS 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). SFAS 148 (1) provides for alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based employee compensation; (2) requires more prominent disclosure of the effects of an entity's accounting policy decisions with respect to stock-based employee compensation on reported income; and (3) amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure of those effects in interim financial information. We adopted the disclosure provisions of SFAS 148 on January 1, 2003.

        On April 22, 2003, the FASB reached a decision to require all companies to expense the value of employee stock options. The FASB is committed to work with the International Accounting Standards Board ("IASB") in order to achieve maximum convergence on stock based compensation accounting. This will affect the timing of the FASB's project on accounting for stock based compensation. The FASB plans to issue an exposure draft later this year that could become effective in 2004. Until then, the provisions of SFAS 123 remain in effect. We will continue to account for stock based compensation under the provisions of APB 25 pending further guidance. We have adopted the disclosure requirements of SFAS 148.

Seasonality

        The hotel industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margins and net earnings. In addition, the opening of newly constructed hotels and the timing of any hotel acquisitions or sales may cause a variation of revenue from quarter to quarter.

Cautionary Statements Regarding Forward-Looking Statements in this Joint Quarterly Report

        Certain matters discussed in this Joint Quarterly Report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "expects," "intends," "estimates," "projects" and other similar expressions, which are predictions of or indicate future events and trends, typically identify forward-looking statements. Our forward-looking statements are subject to a number of risks and uncertainties which could cause actual results or the timing of certain events to differ materially from those projected in or contemplated by the forward-looking statements. Accordingly, we cannot assure you that the expectations set forth in these forward-looking statements will be attained. Some of the factors that could cause actual results or the timing of certain events to differ from those described in these forward-looking statements include, without limitation:

  •
  our ability to successfully grow revenues (through our revenue initiatives or otherwise) and profitability of our lodging business and franchising program;
  •
  concentration of our properties in certain geographic areas;
  •
  our ability to realize sustained labor or other cost savings;
  •
  the cyclicality of the lodging business;
  •
  the impact of U.S. military action in Iraq and/or additional terrorist activities;
  •
  the ultimate outcome of litigation filed against us;
  •
  the availability of capital for corporate purposes including for debt repayment, acquisitions and capital expenditures;
  •
  the conditions of the capital markets in general;
  •
  our ability to continue to successfully sell additional lodging assets;
  •
  our ability to refinance our Credit Facility; and
  •
  other risks detailed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, the risks described in our Joint Annual Report on Form 10-K for the year ended December 31, 2002 entitled "Certain Factors You Should Consider About Our Companies, Our Businesses and Our Securities".

        Given the risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements that may be made in this Joint Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

Item 3. Quantitative and Qualified Disclosure About Market Risk

        During the six months ended June 30, 2003, we repaid approximately $180,730,000 in principal on notes payable scheduled to mature (or that were redeemable at the option of the holder) on September 10, 2003, September 26, 2003, March 15, 2004 and August 15, 2004, and repaid approximately $88,000 in principal on other notes payable. During this same period, we also issued $325,000,000 of fixed rate debt at 8.875%, thereby increasing total fixed rate debt to approximately $809,117,000. During the six months ended June 30, 2003, we borrowed and repaid $35,000,000 under the revolving line of credit. As of June 30, 2003, we had no floating rate debt.

Item 4. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.

        As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of June 30, 2003, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the rules, we are continuing the process of reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)
Changes in internal controls.

        There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Commitments and Contingencies

        On December 7, 2000, a legal action was filed in the United States District Court for the District of Colorado, entitled Eric Potteiger v. La Quinta Inns, Inc. and The Meditrust Companies (Civ. Action No. 00-D-2456). We are named as a defendant in the complaint. Plaintiff seeks to recover compensatory and punitive damages from us, to the maximum statutory amount, and other damages, for injuries which he allegedly sustained in October 2000 as a result of carbon monoxide exposure which he experienced while he was a guest at a La Quinta Inn & Suites. We have insurance coverage that we believe will be available to cover the potential losses resulting from such incidents although losses characterized as punitive or similar damages may not be covered by customary insurance coverage such as ours. We believe that La Quinta Inns, Inc. has meritorious defenses to this lawsuit that may satisfy all or part of any potential liability that may be found against La Quinta Inns, Inc. We intend to continue vigorously contesting and defending this case.

        On June 27, 2001, a complaint was filed in the United States District Court for the District of Massachusetts, entitled Steadfast Insurance Co. v. Meditrust Corp., et al. (Civ. Action No. 01-CV-11115-MEL). On November 30, 2001 that complaint was amended, and the amended complaint was entitled Steadfast Insurance Co. v. La Quinta Properties, Inc. (Civ. Action No. 01-CV-11115-MEL). The complaint and the amended complaint were filed by plaintiff under seal. LQ Properties accepted service of the amended complaint on December 19, 2001 and filed an answer and counterclaim on April 3, 2002. The plaintiff, which claims to be the subrogee or assignee of the claims of various entities, alleges purported causes of action including breach of contract, negligence, violation of 15 U.S.C. § 771, violation of Mass. Gen. L. c. 110 § 410, negligent misrepresentation and violation of Mass. Gen. L. c. 93A, § 11, arising out of an alleged misrepresentation in the offering memorandum for Meditrust Corporation's 7.114% Exercisable Put Option Securities. The amended complaint sought approximately $15 million plus other potential damages. LQ Properties filed a motion for summary judgment on June 27, 2002. The plaintiff opposed that motion on August 26, 2002, at which time the plaintiff also cross-moved for summary judgment, which LQ Properties opposed on October 25, 2002. A hearing on the cross-motions for summary judgment took place on May 22, 2003. On June 4, 2003, the Court issued an order granting in full LQ Properties's motion for summary judgment, denying the plaintiff's motion for summary judgment, and dismissing in its entirety the plaintiff's case against LQ Properties. The plaintiff has filed a notice of appeal. We believe that the Court's decision will be upheld on appeal. We also believe that LQ Properties has claims against a third-party defendant and non-parties to the lawsuit that may satisfy all or part of any potential liability that may be found against LQ Properties. We intend to continue vigorously contesting and defending this case.

        In January 2002, KSL Desert Resorts, Inc. filed a legal action in the United States District Court for the Central District of California against LQ Corporation, et al. (No. CV-02-007 RT (SGLx)). The plaintiff, which uses the name "La Quinta Resort & Club" for a destination resort and country club located in La Quinta, California, claims that LQ Corporation has infringed its alleged trademark rights, among other allegations, notwithstanding our "incontestable" federal trademark registrations of the mark "La Quinta" and other marks including the mark "La Quinta" for hotel and motel services. The plaintiff seeks an injunction to prevent La Quinta, our agents, servants, employees, and our attorneys from using the mark "La Quinta" in Palm Springs, in the Coachella Valley, or throughout the United States. The plaintiff also seeks to cancel our federal trademark registrations that include the phrase "La Quinta" and to require destruction of any items under our control which include the phrase "La Quinta." In October, 2002, the defendants filed an answer denying the material allegations in the complaint and asserting several affirmative defenses, including defenses alleging that the plaintiff is estopped from asserting its actions. The defendants also filed counterclaims seeking to cancel plaintiff's federal trademark registrations using the "La Quinta" name for its destination resort and club. During settlement negotiations, the parties had reached apparent tentative settlement agreements, but those efforts have failed to result in a final and binding agreement. The action remains in the pre-trial stage, and the Court has stayed proceedings until December 2003, to allow time for the parties to conduct a mediation of the dispute. If the mediation is unsuccessful in settling or satisfactorily resolving the dispute, we intend to vigorously defend the complaint and pursue our counterclaims. In the event the plaintiff should prevail, possible range of loss is not currently estimable.

        On March 17, 1997, New York New York Hotel and Casino LLC ("NYNY") purchased from La Quinta Development Partners, L.P. Inn #536 located in Las Vegas, Nevada. La Quinta then leased this hotel back from NYNY. The lease was terminated with proper notice and the property was returned to NYNY on July 31, 2002. On December 4, 2002, NYNY filed suit against La Quinta Development Partners, L.P. and La Quinta Inns, Inc. in the District Court for Clark County, Nevada (Case No. A460092) alleging, among other claims, breach of contract relating to the hotel leased from NYNY. NYNY alleges that the hotel was not returned in the condition required under the lease and the property would have to be demolished. This matter was removed to the United States District Court for the State of Nevada on December 13, 2002 (Case No. CV-S-1639-KJD-RJJ). La Quinta believes it has meritorious defenses to the allegations charged in this matter and intends to vigorously contest and defend this case. We believe the possible estimated range of loss is between $0 and $2.5 million, excluding legal fees.

        We are party to certain claims involving healthcare facilities formerly owned by LQ Properties that were leased to and operated by third party operators. Although we required our third party operators to maintain insurance coverage insuring LQ Properties' interests in the facilities as well as their own, this insurance coverage may not be adequate to fully protect us. We have been notified that one of the companies providing such insurance coverage, Reliance Insurance Company, was ordered into liquidation on October 3, 2001. Although we cannot predict what effect the liquidation of Reliance Insurance Company will have on pending claims, we do not consider our ultimate liability with respect to any one of these claims or lawsuits, as well as any other uninsured claims and lawsuits involving healthcare facilities formerly owned by LQ Properties that were leased to and operated by third party operators, to be material in relation to our consolidated financial condition or operations.

        In addition, we are party to a number of other uninsured claims and lawsuits arising out of the normal course of business relating to our lodging operations. We regularly evaluate our ultimate liability and attendant costs with respect to these claims and lawsuits. We do not consider our ultimate liability with respect to any of these claims or lawsuits, to be material in relation to our consolidated financial condition or operations.

        Under certain franchise agreements, we are committed to provide financial assistance, including but not limited to, loans, reimbursements, rebates, credits and other incentive payments to help defray the cost of construction and other costs associated with opening and operating a La Quinta hotel. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise or joint venture agreements. At June 30, 2003, we had $10.1 million in outstanding commitments of financial assistance to various franchisees, of which $4.3 million had been funded, net of $1.0 million of repayments. The unamortized balance of amounts funded on other incentive payments is included in Other Non-current Assets in the accompanying consolidated balance sheet. These agreements generally require that, in the event that the franchise relationship is terminated, the franchisee either repay the outstanding loan balance or unamortized portion of other incentive payments, or transfer to us any equipment, computer or other property purchased by franchisee with other incentive payments. During the three months ended June 30, 2003, we applied the provisions of EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", by reclassifying the amortization of previously funded franchise incentive payments from operating expense to franchise revenue. The amounts were reclassified from operating expense to reduce franchise revenue by approximately $131,000 and $41,000 for the three months ended June 30, 2003 and 2002, respectively, and approximately $273,000 and $74,000 for the six months ended June 30, 2003 and 2002, respectively.

        LQ Properties had purchase commitments related to certain continuing redevelopment and renovation projects of approximately $1.6 million at June 30, 2003, which will be funded from our current sources of capital as more fully described above. We will continue, from time to time, to evaluate the potential selective redevelopment of existing inns and enter into similar commitments if any additional redevelopment and renovation projects are approved.

Item 4. Submission of Matters to Vote of Security Holders

        LQ Corporation held its annual meeting of shareholders on May 22, 2003 to elect two directors and to ratify the appointment of Ernst & Young LLP as its independent auditors for the fiscal year ended December 31, 2003, the results of which are summarized below.

        The following table sets forth, with respect to each matter voted upon, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as applicable:

Description of Matter	For	Against or Withheld	Abstentions	Broker non-votes
1. To elect the following individuals to serve as Directors until 2006:
(01) William C. Baker	117,144,568	14,179,476
(02) John C. Cushman, III	129,347,016	1,977,028
2. To ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ended December 31, 2003	129,810,874	1,287,603	225,567

        William C. Baker and John C. Cushman III were each elected as Directors of LQ Corporation. Frances W. Cash and William G. Byrnes shall continue as Directors of LQ Corporation, their term to expire in 2004. Clive D. Bode, James P. Conn and Stephen E. Merrill shall continue as Directors of LQ Corporation, their term to expire in 2005.

        On May 22, 2003, LQ Corporation, the sole voting shareholder of LQ Properties, executed a written consent electing William C. Baker and John C. Cushman, III, as Directors of LQ Properties and ratifying the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2003. Frances W. Cash and William G. Byrnes shall continue as Directors of LQ Properties, their term to expire in 2004. Clive D. Bode, James P. Conn and Stephen E. Merrill shall continue as Directors fo LQ Properties, their term to expire in 2005.

Item 6. Exhibits and Reports on Form 8-K

a)
Exhibits:

31.1	Certification of the President and Chief Executive Officer of La Quinta Corporation and La Quinta Properties, Inc. pursuant to section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President and Chief Financial Officer of La Quinta Corporation and La Quinta Properties, Inc. pursuant to section 302 of Sarbanes-Oxley Act of 2002.
32.1	Written statement of the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of La Quinta Corporation and La Quinta Properties, Inc. pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
b)
Reports on Form 8-K

1.	We filed a joint current report on Form 8-K on April 24, 2003 announcing that we notified Pricewaterhouse Coopers LLP that they would be dismissed as our independent principal accountants on the date of and immediately following the filing of our Form 10-Q for the quarter ended March 31, 2003.
2.	We filed a joint current report on Form 8-K on April 24, 2003 announcing that we intended to engage Ernst & Young LLP as our independent principal accountants effective on the date of and immediately following the filing of our Form 10-Q for the quarter ended March 31, 2003.
3.	We filed an amendment to our joint current report on Form 8-K on May 6, 2003 to announce our dismissal of Pricewaterhouse Coopers LLP as our independent public accountants and our engagement of Ernst & Young LLP as our independent public accountants.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this Joint Quarterly Report to be signed on their behalf by the undersigned, thereunto duly authorized.

LA QUINTA CORPORATION
	By:	/s/ David L. Rea David L. Rea Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: August 7, 2003
LA QUINTA PROPERTIES, INC.
	By:	/s/ David L. Rea David L. Rea Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: August 7, 2003